Form 10-Q
period 2005-09-30
PLATINUM ENERGY RESOURCES INC
filed 2005-12-08
CIK 1329605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 000-51553
______________________
PLATINUM ENERGY RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	14-1928384
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Paragon Drive Montvale, New Jersey	07645
(Address of principal executive offices)	(Zip Code)

(845) 323-0434
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of October 28, 2005, 18,000,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

PLATINUM ENERGY RESOURCES, INC.
(A Development Stage Enterprise)
CONDENSED BALANCE SHEET
(Unaudited)
September 30, 2005

ASSETS

Current asset
Cash	$3,647
Total Current Assets	3,647

Deferred offering costs	207,706
Total current assets	$211,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	$2,860
Advance from stockholder	10,208
Note payable - stockholder	180,000
Total current liabilities	193,068

Stockholders’ equity
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued
Common stock, $.0001 par value, authorized 75,000,000 shares; issued and outstanding 3,600,000 shares	360
Additional paid-in capital	24,640
Deficit accumulated during the development stage	(6,715)
Total stockholders’ equity	18,285
Total liabilities and stockholders’ equity	$211,353

See notes to condensed financial statements.

PLATINUM ENERGY RESOURCES, INC.
(A Development Stage Enterprise)
  CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2005	For the Period April 25, 2005 (Inception) to September 30, 2005
	(Unaudited)	(Unaudited)

Formation costs	$—	$1,000
Interest expense - stockholder	1,767	2,859
Other expenses	137	2,856
Net loss	$1,904	$6,715

Weighted average shares outstanding	3,600,000	3,600,000

Net loss per share	$—	$—

See notes to condensed financial statements.

PLATINUM ENERGY RESOURCES, INC.
(A Development Stage Enterprise)
  CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD APRIL 25, 2005 (INCEPTION) TO SEPTEMBER 30, 2005
(Unaudited)

	Common Stock Shares Amount		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	TOTAL Stockholders’ Equity

Common shares issued to founders, May 6, 2005, at $.0077 per share	3,250,000	$325	$24,675	$—	$25,000

Effect of common stock dividend, declared effective September 23, 2005	1,250,000	125	(125)	—	—

Retroactive effect of four-for-five reverse stock split effected October 21, 2005	(900,000)	(90)	90	—	—

Net loss				(6,715)	(6,715)
Balances at September 30, 2005	3,600,000	$360	$24,640	$(6,715)	$18,285

See notes to condensed financial statements.

PLATINUM ENERGY RESOURCES, INC.
(A Development Stage Enterprise)
  CONDENSED STATEMENT OF CASH FLOWS
For period April 25, 2005 (Inception) to September 30, 2005
(Unaudited)

Cash flows from operating activities
Net loss	$(6,715)
Adjustments to reconcile net loss to net cash provided by activities:
Accrued expenses	2,860
Advance from stockholder	10,208

Net cash provided by operating activities	6,353

Cash flows from financing activities
Proceeds from notes payable-stockholder	180,000
Proceeds from the sale of common stock	25,000
Payments for deferred offering costs	(207,706)

Net cash used in financing activities	(2,706)

Net increase in cash	3,647

Cash, beginning of period	—

Cash, end of period	$3,647

See notes to condensed financial statements.

PLATINUM ENERGY RESOURCES, INC.
(A Development Stage Enterprise)
  NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Nature of Operations and Summary of Significant Accounting Policies

Platinum Energy Resources, Inc. (a development stage enterprise) (the "Company") was incorporated in Delaware on April 25, 2005 as a blank check company with the objective of acquiring an operating business in the energy industry.

As of June 30, 2005, the Company had not yet commenced any operations. All activities through June 30, 2005 relate to the Company's formation and the public offering described below. The Company selected December 31 as its fiscal year-end.

As more fully described in Note 7, Subsequent Events-Initial Public Offering, on October 24, 2005, the Company successfully completed a public offering (“Offering”) of 14,400,000 Units of its securities resulting in net proceeds of $106,472,000. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business in the energy industry ("Business Combination"). Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination. At least ninety percent (90%) of the net proceeds, after payment of certain amounts to the underwriter, will be held in a trust account ("Trust Account") and invested in United States Treasury Bills having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of the consummation of its first Business Combination or liquidation of the Company. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company ("Founding Stockholders"), have agreed to vote their original 3,600,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

An amount of $105,408,000 is being held in a trust account at HSBC maintained by American Stock Transfer & Trust Company and invested until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Company. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

With respect to a Business Combination that is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per-share interest in the Trust Account computed without regard to the shares held by Founding Stockholders.

NOTE 1 - Nature of Operations and Summary of Significant Accounting Policies (continued)

The Company's Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 7).

Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $2,700. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at September 30, 2005.

The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

Common stock

Effective September 23, 2005, the Board of Directors approved a common stock dividend of 0.3846153 common shares for each one common share held. This resulted in the issuance of an additional 1,250,000 common shares. In addition, a four-for-five reverse stock split was approved by the Board of Directors on October 21, 2005, which resulted in a reduction of 900,000 issued and outstanding common shares. These transactions have been given retroactive effect in the accompanying condensed financial statements.

Loss Per Share

Loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 2 - Basis of Presentation

The accompanying condensed unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q. These financial statements reflect all adjustments, consisting of normal and recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2005 and the results of operations and cash flows for the three months ended September 30, 2005, and for the period April 25, 2005 (inception) through September 30, 2005, in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations presented are not necessarily indicative of the results to be expected for the future quarters or for the year ending December 31, 2005.

NOTE 3 - Deferred Offering Costs

Deferred offering costs consist principally of underwriting fees, legal, accounting and other costs incurred through the balance sheet date that are related to the Offering. These costs will be charged to capital upon the receipt of the capital raised.

NOTE 4 - Note Payable - Stockholder

The Company received $180,000 from the proceeds of a note payable issued to Mark Nordlicht, an officer and stockholder of the Company. The note bears interest at 4% per annum and is payable on the earlier of May 5, 2006 or the consummation of the Offering.

NOTE 5 - Commitments

The Company presently occupies office space provided by an affiliate of a Founding Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such office space and services commencing on the effective date of the Offering. Upon completion of a business combination or the distribution of the trust account to the public stockholders, the Company will no longer be required to pay this monthly rental fee.

Pursuant to a letter of intent executed on May 4, 2005 with Casimir Capital LP (“CCLP”) with respect to the Offering, the Company is obligated to CCLP for its reasonable out-of-pocket accountable expenses actually incurred up to $50,000 in the event that either party elects not to proceed with the public offering. Of this amount, $25,000 representing the initial amount due upon execution of this letter of intent was paid and is included in Deferred offering costs in the accompanying condensed balance sheet.

The Company has engaged CCLP, the representative of the underwriters, on a non-exclusive basis, as its agent for the solicitation of the exercise of the Warrants issuable in the Offering (see Note 7). To the extent not inconsistent with the guidelines of the National Association of Securities Dealers (“NASD”) and the rules and regulations of the Securities and Exchange Commission (“SEC”), the Company has agreed to pay the CCLP for bona fide services rendered, a commission equal to 5% of the exercise price for each warrant exercised more than one year after the date of an effective prospectus if the exercise was solicited by the underwriters. In addition to soliciting, either orally or in writing, the exercise of the warrants, the representative’s services may also include disseminating information, either orally or in writing, to warrant holders about the Company or the market for its securities, and assisting in the processing of the exercise of the warrants. No compensation will be paid to the representative upon the exercise of the warrants if:

•	the market price of the underlying shares of common stock is lower than the exercise price;

•	the holder of the warrants has not confirmed in writing that the underwriters solicited the exercise;

•	the warrants are held in a discretionary account;

•	the warrants are exercised in an unsolicited transaction; or

•	the arrangement to pay the commission is not disclosed in the prospectus provided to warrant holders at the time of exercise.

NOTE 6 - Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

NOTE 7 - Subsequent Event - Initial Public Offering

On October 28, 2005, the Company sold to the public 14,400,000 units (“Units”) at an offering price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the completion of a business combination with a target business or one year from the effective date of the Offering (October 24, 2005) and expiring four years from the effective date of the Offering. The Warrants will be redeemable, upon written consent of the representative of the underwriters, at a price of $0.01 per Warrant upon thirty (30) days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $10.20 per share for any twenty (20) trading days within a thirty (30) trading day period ending on the third day prior to the date on which notice of redemption is given.

In connection with the offering, the Company issued an option, for $100, to the representative of the underwriters to purchase up to 720,000 Units at an exercise of $10 per Unit. The Units issuable upon exercise of this option are identical to those described in the preceding paragraph, except that the warrants underlying the Units will be exercisable at $7.50 per share. This option is exercisable at $10.00 per Unit commencing on the later of the consummation of a business combination and one year from the effective date of the offering (October 24, 2005) and expiring five years from that date of the related prospectus. The option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash.

The option and the 720,000 units, the 720,000 shares of common stock and the 720,000 warrants underlying such units, and the 720,000 shares of common stock underlying such warrants, have been deemed compensation by the NASD and are therefore subject to a 180-day lock-up pursuant to Rule 2710(g)(1) of the NASD Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of this prospectus. Although the purchase option and its underlying securities are intended to be registered under the Offering documents, the option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the date of the Offering with respect to the registration under the Securities Act of 1933 of the securities directly and indirectly issuable upon exercise of the option. The Company would be obligated to bear all fees and expenses attendant to registering the securities, other than underwriting commissions, which will be paid for by the holders themselves.

The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

The Company has accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of this option is approximately $2,412,000 ($0.168 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to the representative of the Underwriters (the “Representative”) is estimated as of the date of grant using the following assumptions: (1) expected volatility of 49.65%, (2) risk-free interest rate of 4.34% and (3) expected life of 5 years.

The volatility calculation of 49.65% is based on the 365-day average volatility of a representative sample of seven (7) companies with an average market capitalization of $407 million, ranging from $309 million to $595 million, that management believes are engaged in the oil and gas energy and production industry (the “Sample Companies”). Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its common stock price, which will depend on a number of factors which cannot be ascertained at this time. The Company referred to the 365-day average volatility of the Sample Companies because management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of the Company’s common stock post-business combination. A one-year period was selected as being representative of the current environment and market valuations for companies in this sector. Although an expected life of five years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate a business combination within the prescribed time period and liquidates, the option would become worthless.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,”  “should,”  “could,”  “would,”  “expect,”  “plan,”  “anticipate,”  “believe,”  “estimate,”  “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

We were formed on April 25, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business in the global oil and gas exploration and production, or E&P industry. Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of net assets at the time of such acquisition. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

For the three months ended September 30, 2005, we had a net loss of $1,904, attributable to interest expense and expenses in connection with the initial public offering.

For the period from April 25, 2005 (inception) through September 30, 2005, we had a net loss of $6,715, attributable to organization and formation expenses, interest expense and expenses in connection with the initial public offering.

On October 28, 2005, we consummated our initial public offering of 14,400,000 units. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00.

Our net proceeds from the sale of our units, after deducting certain offering expenses of approximately $1,818,000, including $1,152,000 evidencing the underwriters’ non-accountable expense allowance of 1% of the gross proceeds (excluding the proceeds from the underwriters’ over-allotment), and underwriting discounts of approximately $6,912,000, were approximately $106,470,000. Of this amount, $105,408,000 is being held in trust and the remaining $1,062,000 is being held outside of the trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through October 28, 2007, assuming that a business combination is not consummated during that time. From October 28, 2005 through October 28, 2007, we anticipate approximately $300,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, an aggregate of $180,000 for the administrative fees payable to Platinum Partners Value Arbitrage, L.P. (a total of $7,500 per month for two years), $180,000 for the repayment of the note payable - stockholder, $100,000 for expenses for the due diligence and investigation of a target business, $50,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $358,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $75,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on October 28, 2005 and ending upon the acquisition of a target business, we began incurring a fee of $4,656 per month for administrative and secretarial services from Platinum Partners Value Arbitrage, L.P., an affiliate of Mark Nordlicht, our chairman of the board. In addition, we pay $2,843 per month pursuant to a sublease for our Montvale, New Jersey office, which expires on April 29, 2009. In addition, Mr. Nordlicht loaned us an aggregate of $180,000 for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering plus interest approximating $3,400.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

Item 4.  Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this quarterly report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures were effective in alerting it in a timely manner to information relating to the Company required to be disclosed in this report.

The Company’s independent registered accounting firm Marcum & Kliegman, LLP (“M&K”), informed management that in connection with its review of the financial results for the period from April 25, 2005 (inception) to September 30, 2005, M&K had discovered a condition which it deemed to be a significant deficiency (as defined by standards established by the Public Company Accounting Oversight Board), in the Company’s financial statement reporting process. A significant deficiency is a control deficiency where there is more than a remote likelihood a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. The significant deficiency related to the Company having two employees, Mr. Mark Nordlicht, who is Principal Executive Officer and Principal Financial Officer of the Company and Mr. Barry Kostiner, who is the Chief Executive Officer of the Company. Management has informed M&K that the risks associated with the dependence upon Messrs. Nordlicht and Kostiner, as compared to the potential benefits of adding new employees, do not justify the expenses that would need to be incurred to remedy this situation especially since the Company currently has no operations.

Management will periodically re-evaluate this situation. If the situation changes and/or sufficient capital is obtained, it is the Company’s intention to increase staffing to mitigate the current dependence upon Mr. Nordlicht.

PART II   - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material legal proceedings pending against us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On October 28, 2005, we consummated our initial public offering of 14,400,000 units. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00. The units were sold at an offering price of $8.00 per unit, generating total gross proceeds of $115,200,000. Casimir Capital L.P. and Cantor Fitzgerald & Co. acted as lead underwriters. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-125687). The Securities and Exchange Commission declared the registration statement effective on October 24, 2005.

We paid a total of $6,912,000 in underwriting discounts and commissions, and approximately $1,816,287 has been paid for costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $106,471,713, of which $105,408,000 was deposited into a trust fund (or $7.32 per unit sold in the offering) and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLATINUM ENERGY RESOURCES, INC.

Date: December 8, 2005	By:	/s/ Mark Nordlicht
Mark Nordlicht
Chairman of the Board