Form 10-K
period 2005-12-31
PLATINUM ENERGY RESOURCES INC
filed 2006-03-24
CIK 1329605

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from April 25, 2005 (inception) through December 31, 2005

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission file number: 000-51553

PLATINUM ENERGY RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	14-1928384 (I.R.S. Employer Identification No.)
25 Phillips Parkway
Montvale, New Jersey 07645
(Address of principal executive offices, including zip code)

(212) 581-2401
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units, each consisting of one share of common stock, par value
$0.0001 per share, and one warrant

Common Stock, par value $0.0001 per share

Warrants

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes [   ]  No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]  Accelerated filer [   ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ X ]  No [   ]

As of March 17, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $103,392,000 based on the closing price as reported on the OTC Bulletin Board.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 20, 2006
Common Stock, $0.0001 par value per share	18,000,000 shares

PART I

Item 1.   Business.

Introduction

Platinum Energy Resources, Inc. (a development stage enterprise) (“Platinum” or the “Company”) is a blank check company organized under the laws of the State of Delaware on April 25, 2005. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with one or more U.S. or international operating businesses in the global oil and gas exploration and production, E&P, industry.

At December 31, 2005, Platinum had not yet commenced any commercial operations. All activities for the period from April 25, 2005 (inception) through December 31, 2005 relate to the Company’s formation, the completion of the public offering described below and the identification of prospective business combinations. We have selected December 31 as the Company’s fiscal year-end.

Our executive offices are located at 25 Phillips Parkway, Montvale, New Jersey 07645 and our telephone number is 212-581-2401. We do not currently have a website and consequently do not make available materials that we file with or furnish to the Securities and Exchange Commission. We will provide electronic or paper copies of such materials free of charge upon request.

Description of Business

On October 28, 2005, we consummated our initial public offering (our “IPO”) of 14,400,000 units with each unit consisting of one share of our common stock, $0.0001 par value per share, and one warrant entitling the holder to purchase one share of common stock at an exercise price of $6.00 per share. The units were sold at an offering price of $8.00 per unit, generating gross proceeds of $115,200,000; no over-allotment units were sold. The total net proceeds to us from the offering are $106,472,000, of which $105,408,000 was deposited into a trust fund and the remaining proceeds ($1,064,000) are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. At December 31, 2005, we have $902,498 of the net proceeds that were not deposited into the trust fund available. The net proceeds deposited into the trust fund remain on deposit in the trust fund, earning interest, and are contemplated for use in connection with a business combination. As of December 31, 2005, there was $105,884,102 held in the trust fund.

We are not currently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash derived from the proceeds of the offering, including the funds held in the trust fund, capital stock, debt or a combination of these in effecting a business combination.

Recent Developments

On January 26, 2006, we announced that we had executed a definitive agreement and plan of merger with Tandem Energy Holdings, Inc., a Nevada corporation (“Tandem”), pursuant to which, subject to satisfaction of the conditions contained in the merger agreement, our wholly-owned subsidiary, PER Acquisition Corp., a Delaware corporation (“Merger Sub”) (formed in January, 2006) will merge with and into Tandem. At the effective time of the merger, Tandem would be the surviving corporation in the merger with PER Acquisition Corp. and would continue as a wholly-owned subsidiary of Platinum. Currently, Tandem, through its wholly-owned subsidiary, Tandem Energy Corporation, a Colorado corporation headquartered in Midland, Texas, is engaged in the oil and gas E&P industry and operates oil fields in Texas and New Mexico.

The definitive merger agreement contemplates the merger of our wholly-owned subsidiary, PER Acquisition Corp., with and into Tandem, with current stockholders of Tandem receiving, in the aggregate, approximately $102 million in cash less the amount required to retire the indebtedness of Tandem and its subsidiaries of approximately $42 million. More specifically, at the effective time and as a result of the merger, holders of outstanding shares of common stock of Tandem are to receive $2.53 per share. However, since certain directors and officers of Tandem, who in the aggregate own approximately 85% of the outstanding Tandem common stock, have waived their right to receive $0.40 of such consideration and have elected to receive only $2.13 per share, the amounts so waived will be added to the amounts to be received by the stockholders who purchased their shares directly from Tandem or in the open market. Accordingly, such stockholders will receive an aggregate of $4.50 per share.

Our stockholders will not receive any cash or securities in the merger but will continue to hold the shares of Platinum common stock that they owned prior to the merger and, as a consequence of the merger, Platinum will become the parent company of Tandem.

The merger agreement further contemplates the reimbursement, at closing, of Tandem by Platinum for all capital and workover-related costs for the period from January 1, 2006 through the closing in an amount not to exceed an average of $700,000 per month. Additionally, the merger agreement requires Tandem to have working capital of at least $5 million at closing (including its rights to unpaid reimbursements of capital and workover-related costs) with any shortfall to be covered by certain of Tandem’s stockholders who executed the merger agreement and any excess to be paid to such stockholders.

The merger is subject to, among other things, the filing of a proxy statement with the SEC, approval of the transaction by our stockholders and the satisfaction or waiver of other customary conditions. In addition, the closing is conditioned on holders of less than 20% of the shares of Platinum common stock issued in our IPO voting against the merger and electing to convert their shares into cash, as permitted by our certificate of incorporation. Our founding stockholders, who we refer to as “initial stockholders,” who acquired their shares prior to our IPO who, in the aggregate, hold approximately 20% of Platinum voting stock have agreed to vote their shares in accordance with the vote of the majority of the non-affiliated stockholders. In view of the various conditions in connection with the merger proposal, there can be no assurance that the proposed transaction will be consummated. Platinum provided a deposit in the amount of $500,000 upon the execution of the merger agreement to be applied to the purchase price at closing. However, in the event that the merger agreement is terminated for any reason other than a material breach of the agreement by Tandem, such amount shall be forfeited to Tandem. As such, the failure of any of the foregoing conditions to be satisfied, among other things, could result in the termination of the merger agreement and the forfeiture of such deposit.

In connection with the merger agreement, Platinum entered into a letter agreement with Mr. Lance Duncan, one of the original founders of Tandem who had been given limited authority by Tandem management to act on its behalf. Pursuant to the letter agreement, Platinum agreed to pay Mr. Duncan a broker’s fee of $3.0 million at the consummation of the merger for services rendered in connection with the merger, including introduction of the parties, facilitation of the negotiations among the parties and rescission and cancellation of all of Mr. Duncan’s and his affiliate’s common stock holding in Tandem. Pursuant to the letter agreement, Platinum has also agreed to issue to Mr. Duncan over an 18-month period following the consummation of the merger restricted shares of Platinum common stock valued at $5.0 million in consideration of continued consulting services.

For a more complete discussion of our proposed merger with Tandem and of Tandem’s business, including the risks that are applicable to Platinum with respect to the proposed merger, see our proxy materials when they become available which, together with other documents filed by us with the SEC, may be obtained, free of charge, at the SEC’s website at http://www.sec.gov. Free copies of the proxy materials, once available, may also be obtained directly from us.

Effecting a Business Combination

Pursuant to the terms of our certificate of incorporation, we will dissolve and promptly distribute only to the holders of our common stock purchased as part of the units in our IPO, the amount in our trust fund plus any remaining net assets, if we do not effect a business combination with a “target business” within 18 months after the consummation of our IPO, which occurred on October 28, 2005 (or within 24 months from such consummation if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after consummation of our IPO but the business combination has not yet been consummated within such 18 month period). Our initial stockholders, who acquired their shares of common stock prior to our IPO, have agreed to waive their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination, but only with respect to those shares of common stock acquired by them prior to the IPO. A “target business” includes an operating business in the oil and gas E&P industry, such as Tandem.

While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of our net assets at the time of such acquisition. Consequently, it is likely that we will have the ability initially to complete only a single business combination, although this may entail the simultaneous acquisitions of several operating businesses. We may further seek to acquire a target business that has a fair market value significantly in excess of 80% of our net assets.

Although substantially all of the net proceeds of our IPO are intended to be generally applied toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination with the proceeds of our IPO.

While we have identified a target business we have not consummated a combination

While we have entered into an agreement and plan of merger with Tandem, consummation of the merger is subject to various conditions including, without limitation, the approval of our stockholders and, as such, the combination has not been consummated and there is no assurance that it will be consummated. See Item 1. “Business - Recent Developments” above. If the merger is not consummated, we would need to identify other potential targets.

Subject to the limitations that a target business or businesses be within the oil and gas E&P industry and have a collective fair market value of at least 80% of our net assets at the time of the acquisition, as described below in more detail, we have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

Target business candidates have been and will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Sources have become aware that we are seeking a business combination candidate by a variety of means, such as publicly available information relating to our IPO, public relations and marketing efforts and/or direct contact by management. Our stockholders, officers and directors as well as their affiliates may also bring to our attention target business candidates. While our officers and directors have made no commitment as to the amount of time they will spend trying to identify or investigate potential target businesses, they believe that the various relationships they have developed over their careers together with their direct inquiry of their contacts will generate a number of potential target businesses that will warrant further investigation. We have engaged and may continue to engage professional firms that specialize in business acquisitions and may be required to pay a finder’s fee or other compensation. The terms of any such arrangements will be negotiated with such persons on an arm’s length basis and disclosed to our stockholders in the proxy materials we provide in connection with any proposed business combination. In no event, however, will we pay any of our existing officers, directors or stockholders, or any affiliates of our directors or officers, any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. In addition, none of our officers, directors or initial stockholders will receive any finder’s fee, consulting fees or any similar fees or other compensation from any other person or entity in connection with any business combination other than any compensation or fees to be received for any services provided following such business combination.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business or businesses in the oil and gas E&P industry and have a collective fair market value that is at least 80% of our net assets at the time of such acquisition, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will conduct the necessary business, legal and accounting due diligence on such target business and will consider, among other factors, the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry into the energy industry;

•	stage of development of the energy assets;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management, where applicable, and inspection of facilities, as well as review of financial, legal and other information which will be made available to us. We expect that our chairman, chief executive officer and president will allocate a significant amount of their time, as necessary, for meetings with management and/or other representatives of target business candidates, site visits, due diligence, interviews with incumbent management, negotiations and any other activities necessary to complete a business combination. We may also engage independent third party consultants or experts to assist us in the due diligence process.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. Other than administrative fees in the aggregate amount of $7,500 per month and reimbursement for out-of-pocket expenses incident to finding a suitable business combination, we will not pay any compensation, including finders’ or consulting fees, to any of our initial stockholders who acquired their shares prior to our IPO or any of their respective affiliates, for services rendered to or in connection with a business combination.

Fair market value of target business

The initial target business or businesses that we acquire must have a collective fair market value equal to at least 80% of our net assets at the time of such acquisition. There is no limitation on our ability to raise funds privately or through loans that would allow us to acquire a target business or businesses with a fair market value in an amount considerably greater than 80% of our net assets at the time of acquisition. The fair market value of any such business or businesses will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, our board will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders other than in connection with the proxy materials relating to the solicitation of approval for the business combination, although copies will be provided to stockholders who request it. We are not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value. In connection with our proposed merger with Tandem, our board of directors has sought and received an opinion of C.K. Cooper & Company, Inc., an investment banking firm, that, as of March 10, 2006, the fair market value of Tandem is equal to at least 80% of our net assets.

Lack of business diversification

While we may seek to effect business combinations with more than one target business, our initial business combination must be with one or more target businesses or assets whose fair market value, collectively, is at least equal to 80% of our net assets at the time of such acquisition, as discussed above. Consequently, we expect to have the ability to effect only a single business combination, although this may entail simultaneous acquisitions of several operating businesses. We may not be able to acquire more than one target business because of various factors, including possible complex domestic or international accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which could include attempting to coordinate the timing of negotiations, proxy statement disclosure and other legal issues and closings with multiple target businesses. In addition, we would also be exposed to the risks that conditions to closings with respect to the acquisition of one or more of the target businesses would not be satisfied bringing the fair market value of the initial business combination below the required fair market value of 80% of net assets threshold. Accordingly, for an indefinite period of time, the prospects for our future viability may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•
subject us to numerous economic, competitive and regulatory developments, any or all of  which may have a substantial adverse impact upon the particular industry in which we  may operate subsequent to a business combination, and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services or dependency on a limited customer base.

Limited ability to evaluate the target business’ management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate and agree to mutually acceptable employment terms as part of any such combination, which terms would be disclosed to stockholders in any proxy statement relating to such transaction. Any such negotiations may result in a conflict of interest. If we acquire a target business in an all-cash transaction, it would be more likely that current members of management would remain with the combined company if they chose to do so. If a business combination were to be structured as a merger whereby the stockholders of the target company were to control the combined company following a business combination, it may be less likely that our current management would remain with the combined company unless it was negotiated as part of the transaction through the acquisition agreement, an employment agreement or other arrangement. In making the determination as to whether current management should remain with us following the business combination, management will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that certain members of current management remain if it is believed that it is in the best interests of the combined company post-business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

It is currently anticipated that, to the extent that the merger with Tandem is consummated, certain current members of Tandem’s management would continue with the company. No employment agreements have been entered into in this regard and, as such, there can be no assurance that we will have the ability to recruit such individuals or to successfully negotiate employment arrangements with them.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the proposed transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for any business combination, all of our initial stockholders who acquired their shares of Platinum common stock prior to our IPO, including all of our officers and directors, have agreed to vote all of their respective shares of common stock acquired prior to our IPO in the same manner as the majority of the shares of common stock voted by the stockholders who purchased their shares in our IPO. This voting arrangement does not apply to shares included in units purchased by officers or directors of Platinum in or following our IPO. Accordingly, they may vote on a proposed business combination with respect to shares of common stock acquired in the aftermarket any way they choose. We will proceed with the business combination only if the merger is approved by the requisite vote under applicable law and our certificate of incorporation by our stockholders and the stockholders owning twenty percent or more of the shares sold in our IPO shall not have exercised their conversion rights. Voting against the business combination alone will not result in conversion of a stockholder’s shares into a pro rata share of the trust fund. Such stockholder must have also exercised its conversion rights described below.

Conversion rights

Pursuant to the terms of our certificate of incorporation, at the time we seek stockholder approval of any business combination, we will offer each stockholder who purchased his, her or its shares in our IPO the right to have such shares of common stock converted into cash if the stockholder votes against the business combination and the business combination is approved and completed. Our initial stockholders who acquired their shares prior to our IPO will not have such conversion rights with respect to any shares of common stock owned by them, directly or indirectly. The actual per share conversion price will be equal to the amount in the trust fund, inclusive of any interest (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in our IPO. At March 20, 2006, the per share conversion price would be $7.32, or $0.68 less than the per unit offering price of $8.00. Because this per share conversion price of $7.32 per share (plus any interest), is lower than the $8.00 per unit price paid in the offering and which may be lower than the market price of the common stock on the date of the conversion, there may be a disincentive on the part of our stockholders who purchased their shares in our IPO to exercise their conversion rights. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. If a stockholder votes against the business combination but fails to properly exercise conversion rights, such stockholder will not have its shares of common stock converted to its pro rata distribution of the trust fund. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Stockholders who purchased their shares in our IPO who convert their stock into their pro rata share of the trust fund will continue to have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if the holders of 20% or more of the shares of the common stock issued in our IPO vote against the combination and exercise their conversion rights.

Liquidation if no business combination

If we do not complete a business combination within 18 months after the consummation of our IPO which is April 28, 2007, or within 24 months if the extension criteria described below have been satisfied, we will be dissolved and will distribute to all of our stockholders who purchased their shares in our IPO, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. Our initial stockholders, who acquired their shares of common stock prior to our IPO, have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to our IPO. There will be no distribution from the trust fund with respect to our warrants, which will expire worthless. We will pay the costs of liquidation and dissolution from our remaining assets outside of the trust fund.

If we were to expend all of the net proceeds of our IPO, other than the proceeds deposited in the trust fund, and without taking into account additional interest, if any, earned on the trust fund, the per-share liquidation price at March 20, 2006 would be $7.32, or $0.68 less than the per-unit offering price of $8.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be prior to the claims of our stockholders who purchased their shares in our IPO. Mark Nordlicht, our chairman of the board, and Barry Kostiner, our chief executive officer and a member of our board of directors, have agreed pursuant to agreements with us and Casimir Capital L.P., if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to vendors that are owed money by us for services rendered or products sold to us in excess of the net proceeds of our IPO not held in the trust account. We cannot assure you, however, that they would be able to satisfy those obligations. Further, they will not be personally liable to pay debts and obligations to prospective target businesses if a business combination is not consummated with such prospective target businesses, or for claims from any other entity other than vendors and service providers. Accordingly, we cannot assure you that the actual per-share liquidation price will not be less than $7.32, plus interest, due to claims of creditors.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after the consummation of our IPO which occurred on October 28, 2005, but are unable to complete the business combination within the 18-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by the expiration of the 24-month period from the consummation of our IPO, we will then liquidate. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders who purchased their shares in our IPO. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable 18-month or 24-month period.

Stockholders who purchased their shares in our IPO shall be entitled to receive funds from the trust fund only in the event of our liquidation or if the stockholders seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust fund.

Competition

In identifying, evaluating and selecting a target business, we have encountered and continue to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire in addition to or in lieu of Tandem, our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our stockholders in certain instances may reduce the resources available to us for a business combination; and

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the E&P industry. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

Employees

We have six officers, three of whom are also members of our board of directors. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem reasonably necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate, although we expect Mr. Nordlicht and Mr. Kostiner to devote an average of approximately ten hours per week to our business. We do not intend to have any full time employees prior to the consummation of a business combination.

Item 1A.     Risk Factors.

Risks associated with our business

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business in the oil and gas E&P industry. We have entered into an agreement and plan of merger with Tandem in connection with a contemplated merger but consummation of such transaction is subject to various conditions including, without limitations, stockholder approval and, as such, there can be no assurance that the transaction will be consummated. We will not generate any revenues until, at the earliest, after the consummation of a business combination. See Item 1. “Business - Recent Developments”.

If we are forced to liquidate before a business combination, our stockholders who purchased their securities in our IPO will receive less than $8.00 per share upon distribution of the trust fund and our warrants will expire worthless.

If we are unable to complete a business combination and are forced to liquidate our assets, the per-share liquidation will be less than $8.00 because of the expenses of our IPO, our general and administrative expenses and the costs of seeking a business combination. Furthermore, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless if we liquidate before the completion of a business combination.

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our IPO are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K with the SEC upon the consummation of our IPO including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to complete a business combination.

Since January 2005, based upon publicly available information, many similarly structured blank check companies have completed initial public offerings and numerous others have filed registration statements. Of these companies, only five companies have consummated a business combination, while eight other companies have announced that they have entered into a definitive agreement for a business combination, but have not consummated such business combination. Accordingly, there are many blank check companies with significant funds in trust that are seeking to carry out a business plan similar to our business plan. Furthermore, there are a number of additional offerings that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings prior to our completion of a business combination. While some of those companies have specific industries that they must complete a business combination in, a number of them may consummate a business combination in any industry they choose. We may, therefore, be subject to competition from these and other companies seeking to consummate a business plan similar to ours which will, as a result, increase demand for privately-held companies to combine with companies structured similarly to ours. Further, the fact that only five companies have completed a business combination and seven other companies have entered into a definitive agreement for a business combination may be an indication that there are only a limited number of attractive target businesses available to such entities or that many privately-held target businesses may not be inclined to enter into business combinations with publicly held blank check companies like us. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

In addition, we expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our IPO, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will be forced to liquidate.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $7.32 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we have sought and will continue to seek to have all vendors, prospective target businesses or other entities that we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust fund. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the per-share liquidation price could be less than $7.32, plus interest, due to claims of such creditors. If we are unable to complete a business combination and are forced to liquidate, Mark Nordlicht, our chairman of the board, and Barry Kostiner, our chief executive officer and a member of our board of directors, will be personally liable under certain circumstances to ensure that the proceeds in the trust fund are not reduced by the claims of various vendors that are owed money by us for services rendered or products sold to us. However, we cannot assure you that they will be able to satisfy those obligations. Further, they will not be personally liable to pay debts and obligations to prospective target businesses, including Tandem, if a business combination is not consummated with such prospective target businesses, or for claims from any other entity other than vendors. Accordingly, we cannot assure you that the actual per share liquidation price will not be less than $7.32, plus interest, due to claims of creditors.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. There are currently 41,160,000 authorized but unissued shares of our common stock available for issuance and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitments as of this date to issue our securities, and our current agreement plan of merger with Tandem does not contemplate that we issue any securities in connection with that transaction, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination if the transaction with Tandem is not consummated. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of our stockholders;

•
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issued debt securities, it could result in:

•	default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand;

•	covenants that limit our ability to acquire capital assets or make additional acquisitions; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

It is likely that some of our current officers and directors will resign upon consummation of a business combination and we will have only a limited ability to evaluate the management of the target business.

Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. Although we expect several of our management and other key personnel, particularly our chairman of the board and chief executive officer, to remain associated with us following a business combination, we may employ other personnel following the business combination. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate and agree to mutually acceptable employment terms as part of any such combination, which terms would be disclosed to stockholders in any proxy statement relating to such transaction. If we acquire a target business in an all-cash transaction, it would be more likely that current members of management would remain with the combined company if they chose to do so. If a business combination were to be structured as a merger whereby the stockholders of the target company were to control the combined company following a business combination, it may be less likely that our current management would remain with the combined company unless it was negotiated as part of the transaction via the acquisition agreement, an employment agreement or other arrangement. In making the determination as to whether current management should remain with us following the business combination, management will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that certain members of current management remain if it is believed that it is in the best interests of the combined company post-business combination. However, the ability of our key personnel to remain with the company after the consummation of a business combination will not be the determining factor as to whether or not we will proceed with any potential business combination. If management negotiates to be retained post-business combination as a condition to any potential business combination, such negotiations may result in a conflict of interest. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company as well as United States securities laws which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

It is currently anticipated that, to the extent that the merger with Tandem is consummated, certain current members of Tandem’s management would continue with the company. No employment agreements have been entered into in this regard and, as such, there can be no assurance that we will have the ability to recruit such individuals or to successfully negotiate employment arrangements with them.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. See Item 13. “Certain Relationships and Related Transactions.” We cannot assure you that these conflicts will be resolved in our favor.

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Further, certain of our officers and directors are currently involved in other businesses that are similar to the business activities that we intend to conduct following a business combination. Due to these existing affiliations, they may have fiduciary or contractual obligations to present potential business opportunities to those entities prior to presenting them to us which could cause additional conflicts of interest. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. See Item 10. “Directors and Executive Officers of the Registrant” and Item 13. Certain Relationships and Related Transactions.” We cannot assure you that these conflicts will be resolved in our favor.

All of our officers and directors own shares of our common stock which will not participate in liquidation distributions and, therefore, they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors own shares of common stock in our company which were issued prior to our IPO, but have waived their right to receive distributions with respect to those shares upon our liquidation. The shares owned by our officers and directors and their affiliates will be worthless if we do not consummate the transaction with Tandem or any other business combination. The personal and financial interests of our directors may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of less than $5,000,000 and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

It is probable that we will only be able to complete one business combination with the proceeds of our IPO, which will cause us to be solely dependent on a single business and a limited number of products or services.

The net proceeds from our IPO were approximately $106,472,000 which we may use to complete a business combination. Our initial business combination must be with a business or businesses with a collective fair market value of at least 80% of our net assets at the time of such acquisition. We may further seek to acquire a target business that has a fair market value significantly in excess of 80% of our net assets.

We may not be able to acquire more than one target business because of various factors, including possible complex domestic or international accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which could include attempting to coordinate the timing of negotiations, proxy statement disclosure and closings with multiple target businesses. In addition, we would also be exposed to the risks that conditions to closings with respect to the acquisition of one or more of the target businesses would not be satisfied bringing the fair market value of the initial business combination below the required fair market value of 80% of net assets threshold. Consequently, it is probable that, unless the purchase price consists substantially of our equity, we will have the ability to complete only the initial business combination with the proceeds of our IPO. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

We will not generally be required to obtain a determination of the fair market value of a target business from an independent, unaffiliated third party.

The initial target business or businesses with which we enter into a business combination must have a collective fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business generally will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. We will obtain an opinion from an unaffiliated, independent investment banking firm that is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of the 80% requirement only if our board is unable to independently determine that the target businesses have a sufficient fair market value or if a conflict of interest exists with respect to such determination, such as the target business being affiliated with one or more of our officers or directors. We have obtained an opinion from an investment banking firm as to the fair market value of Tandem which concludes that the 80% requirement has been satisfied as to the fair market value of Tandem.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe that the net proceeds of our IPO will be sufficient to allow us to consummate a business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, we have used $500,000 of the funds not in the trust account to make a deposit with respect to the currently contemplated business combination. In the event that we are ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available outside of the trust account to conduct due diligence and pay other expenses related to finding a suitable business combination without securing additional financing. If we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would be forced to liquidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our initial stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our initial stockholders (including all of our officers and directors) collectively own 20% of our issued and outstanding shares of common stock. Any shares of common stock acquired by initial stockholders in the IPO or the aftermarket will be considered as part of the holding of the public stockholders and will have the same rights as other public stockholders, including voting and conversion rights with respect to a potential business combination. Accordingly, they may vote on a proposed business combination with respect to securities acquired in the IPO or the aftermarket any way they choose.

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination. In addition, our initial stockholders and their affiliates and relatives are not prohibited from purchasing shares. If they do, we cannot assure you that our initial stockholders will not have considerable influence upon the vote in connection with a business combination.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

In connection with our IPO, as part of the units, we issued warrants to purchase 14,400,000 shares of common stock. We also issued an option to purchase 720,000 units in the aggregate to the representatives of the underwriters, which, if exercised, will result in the issuance of an additional 720,000 shares of our common stock and additional warrants to purchase 720,000 shares of our common stock. Although our current merger agreement with Tandem does not contemplate this issuance of shares of our common stock, if the transaction with Tandem is not consummated and we seek to enter into another business combination, to the extent we issue shares of common stock to effect such business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and options may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

If our initial stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow, which, except in limited circumstances, will not be before October 28, 2005. If our initial stockholders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 3,600,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

Our securities are quoted on the OTC Bulletin Board, which limits the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange.

Our securities are traded in the over-the-counter market and quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities sponsored and operated by the National Association of Securities Dealers, Inc., or NASD, but not included in The Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board limits the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange. Lack of liquidity will limit the price at which you may be able to sell our securities or your ability to sell our securities at all.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our principal activities subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent only in Treasury Bills issued by the United States with maturity dates of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we believe that we meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

Because we may be deemed to have no “independent” directors, actions taken and expenses incurred by our officers and directors on our behalf will generally not be subject to “independent” review.

Each of our directors owns shares of our common stock and, although no salary or other compensation will be paid to them for services rendered prior to or in connection with a business combination, they may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because none of our directors may be deemed “independent,” we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Although we believe that all actions taken by our directors on our behalf have been and will continue to be in our best interests, we cannot assure you that this will be the case. If actions are taken, or expenses are incurred that are not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock.

Risks related to the merger with Tandem

There are risks associated with not consummating our proposed merger with Tandem.

Failure to complete the proposed merger with Tandem could negatively impact our stock price and our ability to enter into another business combination. The merger agreement we entered into with Tandem contains numerous conditions to closing. These conditions include, among others:

•	obtaining the approval and authorization of the merger agreement and the merger by our stockholders;

•	complying with the agreements, covenants and conditions set forth in the merger agreement; and

•	subject to certain exceptions, continued accuracy of our representations and warranties in the merger agreement.

We cannot be certain that we will obtain the necessary stockholder approval, or that we and Tandem will satisfy other closing conditions.

If the merger with Tandem is not completed for any reason, we may be subject to a number of material risks, including the following:

•	if the merger agreement is terminated and Tandem is not in material breach, we will be obligated to forfeit our $500,000 deposit;

•	the price of our common stock may decline to the extent that the current market price of our common stock reflects an assumption that the merger will be completed; and

•	if the merger agreement is terminated, we will be required to seek another business combination and we may not be able to find a suitable target at an acceptable price and be forced to liquidate; and

•
we must pay our expenses related to the merger, including substantial legal, accounting and financial advisory fees even if the merger is not consummated which would affect our results of operations and potentially our stock price.

Since Tandem Energy Holdings, Inc. was a publicly-traded shell corporation, our acquisition of Tandem will subject us to the shell corporation’s known and unknown liabilities.

Tandem was originally incorporated in Nevada as Las Vegas Major League Sports, Inc. on July 22, 1993 with the plan of engaging in certain business activities associated with the Canadian Football League. In April 1994, it completed an initial public offering and began trading under the symbol LVTD. In 1996, the company filed for bankruptcy protection and ceased being a reporting company. To our knowledge, at or about this time, the company also ceased operations and was considered to be a “shell” corporation. In 1998, Las Vegas Major League Sports, Inc. changed its name to Pacific Medical Group, Inc. in connection with a share exchange transaction with a privately-held company whose business plan was to engage in the manufacture and sale of medical products. To our knowledge, that business was unsuccessful and, again, the company ceased operations and was considered to be a “shell” corporation. In 2005, Tandem Energy Corporation entered into a share exchange transaction with Pacific Medical Group, Inc. as a result of which Pacific Medical Group, Inc. changed its name to Tandem Energy Holdings, Inc., changed its trading symbol to TDYH.PK, and Tandem Energy Corporation became a wholly-owned subsidiary of Tandem Energy Holdings, Inc

The risks and uncertainties involved in this structure include that we are subject to the shell corporation’s existing liabilities including undisclosed liabilities of the shell corporation arising out of the shell corporation’s prior business operations, financial activities and equity dealings. These risks and uncertainties are greater when a corporation is used as a shell vehicle twice, such as Tandem. There is a risk of litigation by third parties or governmental investigations or proceedings. Tandem believes that a substantial number of shares of Tandem common stock issued by one of the prior shell corporations may have been invalidly issued but could result in claims against Platinum upon consummation of the merger. These shares are not included in the outstanding shares of Tandem. Management believes that the indemnification obligations of certain of the stockholders of Tandem under the merger agreement would address such claims, if made, however, no amounts are held in escrow to support such indemnification obligations.

Further, we believe that, within certain segments of the financial and legal communities, there may be a negative perception of corporations that have achieved public trading status by means of a public shell transaction. This negative perception could adversely affect us in the future.

Risks related to the oil and gas E&P industry

Fluctuations in energy prices may cause a reduction in the demand or profitability of the products or services we may ultimately produce or offer.

Prices for energy sources such as oil and natural gas tend to fluctuate widely based on a variety of political and economic factors. These price fluctuations heavily influence the oil and gas E&P industry. Lower energy prices for existing products tend to limit the demand for alternate forms of energy services and related products and infrastructure. Historically, the markets for oil and gas have been volatile and they are likely to continue to be volatile. Wide fluctuations in oil and gas prices may result from relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and other factors that are beyond our control, including:

•	worldwide and domestic supplies of oil and gas;

•	weather conditions;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the availability of pipeline and refining capacity;

•	the price and level of foreign imports;

•	domestic and foreign governmental regulations and taxes;

•	the ability of the members of the Organization of Petroleum Exporting Countries (OPEC) to agree to and maintain oil price and production controls;

•	political instability or armed conflict in oil-producing regions; and

•	the overall economic environment.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and gas price movements with any certainty. If we complete a business combination with a target business that is involved with an energy source that is affected by these or other factors, there may be a decrease in the demand for the products or services we may ultimately produce or offer and our profitability could be adversely affected.

Changes in technology may render our products or services obsolete following a business combination.

The oil and gas E&P industry is substantially affected by rapid and significant changes in technology. These changes may render certain existing energy sources, such as oil and gas, services and technologies currently used obsolete. We cannot assure you that the technologies used by or relied upon by a target business with which we effect a business combination will not be subject to such obsolescence. While we may attempt to adapt and apply the services provided by the target business to newer technologies, we cannot assure you that we will have sufficient resources to fund these changes or that these changes will ultimately prove successful.

Failure to comply with governmental regulations could result in the imposition of penalties, fines or restrictions on operations and remedial liabilities.

The oil and gas E&P industry is subject to extensive federal, state, local and foreign laws and regulations related to the general population’s health and safety and those associated with compliance and permitting obligations (including those related to the use, storage, handling, discharge, emission and disposal of municipal solid waste and other waste, pollutants or hazardous substances or wastes, or discharges and air and other emissions) as well as land use and development. Existing laws also impose obligations to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. Compliance with these laws, regulations and obligations could require substantial capital expenditures. Failure to comply could result in the imposition of penalties, fines or restrictions on operations and remedial liabilities. These costs and liabilities could adversely affect our operations following a business combination. These laws, regulations and obligations could change with the promulgation of new laws and regulations or a change in the interpretation of existing laws and regulations, which could result in substantially similar risks. We cannot assure you that we will be able to comply with existing or new regulations.

Our target business following a business combination and future acquisitions may prove to be worth less than we paid because of uncertainties in evaluating recoverable reserves and potential liabilities.

Successful acquisitions may require an assessment of a number of factors, including estimates of recoverable reserves, exploration potential, future oil and gas prices, operating costs and potential environmental and other liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In connection with our assessments, we intend to perform, and, as to Tandem, we have performed, a review of the acquired properties which we believe is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems. In addition, our review may not permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. As a result of these factors, we may not be able to acquire oil and gas or other energy properties that contain economically recoverable reserves or be able to complete such acquisitions on acceptable terms.

Oil and gas drilling and producing operations can be hazardous and may expose us to environmental liabilities.

If our target business with which we effect a business combination has oil and gas operations, we will be subject to many risks, including well blowouts, cratering and explosions, pipe failure, fires, formations with abnormal pressures, uncontrollable flows of oil, natural gas, brine or well fluids, and other environmental hazards and risks. If any of these risks occurs, we could sustain substantial losses as a result of:

•	injury or loss of life;

•	severe damage to or destruction of property, natural resources and equipment;

•	pollution or other environmental damage;

•	clean-up responsibilities;

•	regulatory investigations and penalties; and

•	suspension of operations.

Our liability for environmental hazards could include those created either by the previous owners of properties that we purchase or lease or by acquired companies prior to the date we acquire them. We expect to maintain insurance against some, but not all, of the risks described above. Our insurance may not be adequate to cover casualty losses or liabilities. Also, we may not be able to obtain insurance at premium levels that justify its purchase.

Our target business following a business combination may engage in hedging transactions in an attempt to mitigate exposure to price fluctuations in oil and natural gas transactions and other portfolio positions which may not ultimately be successful.

Our target business following a business combination may engage in short sales and utilize derivative instruments such as options, futures, forward contracts, interest rate swaps, caps and floors, both for investment purposes and to seek to hedge against fluctuations in the relative values of oil and natural gas, other energy portfolio positions and currency exchange and interest rates. Hedging against a decline in the value of a portfolio position does not eliminate fluctuations in the values of portfolio positions or prevent losses if the values of such positions decline, but establishes other positions designed to gain from those same developments, thus potentially moderating the decline in the value of positions held in the portfolio. Such hedge transactions also limit the opportunity for gain if the value of a portfolio position should increase. Moreover, it may not be possible for us to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at a price sufficient to protect us from the decline in value of the portfolio position anticipated as a result of such a fluctuation. The success of any hedging transactions will be subject to our ability to correctly assess the relationships between groupings of securities within our portfolio, as well as, in the case of hedges designed to address currency exchange rate and interest rate fluctuations, to correctly predict movements in the direction of such rates. Therefore, while we may enter into such transactions to seek to reduce market currency exchange rate and interest rate risks, incorrect assessments of relationships between groupings of securities and unanticipated changes in currency or interest rates may result in a poorer overall performance than if we had not engaged in any such hedging transaction. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio position being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Such imperfect correlation may prevent us from achieving the intended hedge or expose us to risk of loss.

Since we may acquire a company located outside of the United States, we may be subject to various risks of the foreign jurisdiction in which we ultimately operate.

If we acquire a company that has operations outside the United States, we will be exposed to risks that could negatively impact our future revenues or results of operations following a business combination. Additionally, if the acquired company is in a developing country or a country that is not fully market-oriented, our operations may not develop in the same way or at the same rate as might be expected in the United States or another country with an economy similar to the market-oriented economies of member countries of the Organization for Economic Cooperation and Development, or OECD. The OECD is an international organization helping governments tackle the economic, social and governance challenges of a globalized economy. The additional risks we may be exposed to in these cases include but are not limited to:

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	cultural and language differences;

•	an inadequate banking system;

•	foreign exchange controls;

•	restrictions on the repatriation of profits or payment of dividends;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars;

•	nationalization or expropriation of property;

•	law enforcement authorities and courts that are inexperienced in commercial matters; and

•	deterioration of political relations with the United States.

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

We maintain our executive offices at 25 Phillips Parkway, Montvale, New Jersey 07645 which we occupy pursuant to a sublease entered into in February 2006. The sublease provides for 799 square feet of office space and a term running from March 1, 2006 through February 28, 2009, subject to earlier termination pursuant to the terms of the sublease. Under the sublease terms, we may terminate the sublease without penalty within one year of the commencement date by providing the sublessor with two months’ prior written notice. Prior to the first anniversary of the commencement date, the sublessor may give notice to us that it has found an alternative tenant, at which point we have ten days to elect to continue the sublease for the full term or vacate the premises within two months. We consider our current office space adequate for our current operations.

Item 3.  Legal Proceedings.

We are not party to any litigation, and we are not aware of any threatened litigation that would have a material adverse effect on us or our business.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of securityholders during the fourth quarter of the fiscal period ended December 31, 2005.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our units have traded on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “PGRIU” since October 28, 2005, the date of the initial public offering of our securities. On December 9, 2005, the common stock and warrants included in the units commenced separate trading under the symbols “PGRI” and “PGRIW.” The high and low bid prices of our units, common stock and warrants as reported by the OTCBB, for the quarter indicated are as follows. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions:

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2006:
First Quarter (through March 20, 2006)	$8.38	$7.78	$7.24	$6.90	$1.12	$0.90
2005:
Fourth Quarter	$8.00	$7.50	$7.10	$6.80	$1.06	$0.80

The trading of our securities, especially our warrants, is limited, and, therefore, there may not be deemed to be an established public trading market under guidelines set forth by the Securities and Exchange Commission. As of March 20, 2006, there were 9 stockholders of record of our common stock, 1 holder of record of our warrants and 1 holder of record of our units. Such numbers do not include beneficial owners holding shares or warrants through nominee names.

We have never declared or paid any dividends on our common stock, nor do we anticipate paying cash dividends in the foreseeable future.

Item 6.  Selected Financial Data.

The following selected financial data has been extracted from our financial statements for the period from April 25, 2005 (inception) to December 31, 2005. This selected financial data should be read in conjunction with our financial statements and the related notes included in Item 8 of this form.

Statement of Operations Data Period From April 25, 2005 (inception) to December 31, 2005

Operating Expenses	$167,274

Other Income - Interest, net	$471,102

Net Income	$275,728

Weighted Average Common Shares Outstanding	7,286,400

Net Income Per Common Share - Basic and Diluted	$.04

Balance Sheet Data As of December 31, 2005

Working Capital (Excluding Cash held in trust)	$888,439

Cash Held In Trust	$105,884,102

Total Assets	$106,905,311

Common Stock Subject to Possible Redemption, 2,878,560 Common Shares at Conversion Value	$21,071,059

Stockholders’ Equity	$85,701,482

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and footnotes thereto contained in this report.

Overview

Platinum is a blank check company organized under the laws of the State of Delaware on April 25, 2005 and is still a development stage enterprise. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with one or more U.S. or international operating businesses in the global oil and gas E&P industry.

At December 31, 2005, Platinum had not yet commenced any commercial operations. All activities for the period from April 25, 2005 (inception) through December 31, 2005 relate to the Company’s formation, the completion of the public offering described below and the identification of prospective business combinations. We selected December 31 as the Company’s fiscal year-end.

Recent Developments

On January 26, 2006, we announced that we had executed a definitive agreement and plan of merger with Tandem Energy Holdings, Inc., a Nevada corporation (“Tandem”), pursuant to which, subject to satisfaction of the conditions contained in the merger agreement, our wholly-owned subsidiary, PER Acquisition Corp., will merge with and into Tandem. At the effective time of the merger, Tandem would be the surviving corporation in the merger with PER Acquisition Corp. and would continue as a wholly-owned subsidiary of Platinum. Currently, Tandem, through its wholly-owned subsidiary, Tandem Energy Corporation, a Colorado corporation headquartered in Midland, Texas, is engaged in the oil and gas E&P industry and operates oil fields in Texas and New Mexico.

The definitive merger agreement contemplates the merger of our wholly-owned subsidiary, PER Acquisition Corp., with and into Tandem, with current stockholders of Tandem receiving, in the aggregate, approximately $102 million in cash less the amount required to retire the indebtedness of Tandem and its subsidiaries of approximately $42 million. More specifically, at the effective time and as a result of the merger, holders of outstanding shares of common stock of Tandem are to receive $2.53 per share. However, since certain directors and officers of Tandem, who in the aggregate own approximately 85% of the outstanding Tandem common stock, have waived their right to receive $0.40 of such consideration and have elected to receive only $2.13 per share, the amounts so waived will be added to the amounts to be received by the stockholders who purchased their shares directly from Tandem or in the open market. Accordingly, such stockholders will receive an aggregate of $4.50 per share.

Our stockholders will not receive any cash or securities in the merger but will continue to hold the shares of Platinum common stock that they owned prior to the merger and, as a consequence of the merger, Platinum will become the parent company of Tandem.

The merger agreement further contemplates the reimbursement at closing of Tandem by Platinum for all capital and workover-related costs for the period from January 1, 2006 through the closing in an amount not to exceed an average of $700,000 per month. Additionally, the merger agreement requires Tandem to have working capital of at least $5 million at closing (including its rights to unpaid reimbursements of capital and workover-related costs) with any shortfall to be covered by certain of Tandem’s stockholders who executed the merger agreement and any excess to be paid to such stockholders.

The merger is subject to, among other things, the filing of a proxy statement with the SEC, approval of the transaction by our stockholders and the satisfaction or waiver of other customary conditions. In addition, the closing is conditioned on holders of less than 20% of the shares of Platinum common stock issued in Platinum’s IPO voting against the merger and electing to convert their shares into cash, as permitted by our certificate of incorporation. The initial stockholders who acquired their shares prior to our IPO who, in the aggregate, hold approximately 20% of Platinum voting stock have agreed to vote their shares in accordance with the vote of the majority of the non-affiliated stockholders. In view of the various conditions in connection with the merger proposal, there can be no assurance that the proposed transaction will be consummated. Platinum provided a deposit in the amount of $500,000 upon the execution of the merger agreement to be applied to the purchase price at closing provided that, in the event that the merger agreement is terminated for any reason other than a material breach of the agreement by Tandem, such amount shall be distributed to Tandem. As such, the failure of any of the foregoing conditions to be satisfied, among other things, could result in the termination of the merger agreement and the forfeiture of such deposit.

In connection with the merger agreement, Platinum entered into a letter agreement with Mr. Lance Duncan, one of the original founders of Tandem who had been given limited authority by Tandem management to act on its behalf. Pursuant to the letter agreement, Platinum agreed to pay Mr. Duncan a broker’s fee of $3.0 million at the consummation of the merger for services rendered in connection with the merger, including introduction of the parties, facilitation of the negotiations among the parties and rescission and cancellation of all of Mr. Duncan’s and his affiliate’s common stock holding in Tandem. Pursuant to the letter agreement, Platinum has also agreed to issue to Mr. Duncan over an 18-month period following the consummation of the merger restricted shares of Platinum common stock valued at $5.0 million in consideration of continued consulting services.

For a more complete discussion of our proposed merger with Tandem and of Tandem’s business, including the risks that are applicable to Platinum with respect to the proposed merger, see our proxy materials when they become available which, together with other documents filed by us with the SEC, may be obtained, free of charge, at the SEC’s website at http://www.sec.gov. Free copies of the proxy materials, once available, may also be obtained directly from us.

Results of Operations

For the period from April 25, 2005 (inception) to December 31, 2005, we had net income of $275,728, attributable to net interest income of $471,000 resulting primarily from interest income earned on the proceeds of our IPO, offset by expenses attributable to organization and formation expenses, expenses incurred in identifying and qualifying an acquisition candidate and legal and accounting costs. As more fully described below, the interest income is earned on funds held in the trust account. The funds held in trust and related interest income are only available, subject to certain conditions, for use in making a qualified acquisition and not for our normal daily operating expenses. Interest income was derived from sources free of federal income taxes resulting in a lower than normal provision for income taxes.

Liquidity and Capital Resources

  On October 28, 2005, we consummated our initial public offering of 14,400,000 units with each unit consisting of one share of our common stock, $0.0001 per share, and one warrant to purchase one share of common stock at an exercise price of $6.00 per share. The units were sold at an offering price of $8.00 per unit, generating gross proceeds of $115,200,000. The total net proceeds to us from the offering were approximately $106,472,000, of which $105,408,000 was deposited into a trust fund and the remaining proceeds ($1,064,000) are available to be used to provide for business, legal and accounting, due diligence on prospective business combinations and continuing general and administrative expenses. At December 31, 2005, we have $902,498 of the net proceeds that were not deposited into the trust fund available. The net proceeds deposited into the trust fund remain on deposit in the trust fund, earning interest, and contemplated for use in connection with a business combination. As of December 31, 2005, there was $105,884,102 held in the trust fund.

We intend to use substantially all of the net proceeds from the IPO to acquire a target business. To the extent that our capital stock is used, in whole or in part, as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business.

We believe we will have sufficient available funds outside of the trust fund to operate through March 31, 2007, in the event that the business combination with Tandem is not consummated during that time and our deposit is returned. In the period from October 28, 2005 though October 28, 2007, we estimate that we would incur approximately $300,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, an aggregate of $180,000 for the administrative fees payable to Platinum Partners Value Arbitrage, L.P. or other designated parties (a total of $7,500 per month for two years), $100,000 for expenses for the due diligence and investigation of a target business, $50,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $358,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $75,000 for director and officer liability insurance premiums. Since the date of the IPO we used funds held outside of the trust to repay a $180,000 note to a stockholder, for the payment of directors and officers liability insurance premium of $75,000 and began and continue to incur expenses associated with identifying an acquisition candidate. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

 In the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the IPO (October 28, 2005), or 24 months from the consummation of the IPO if certain extension criteria have been satisfied, the Company’s Certificate of Incorporation provides for mandatory liquidation of the Company. Among other conditions, in the event of such liquidation, funds held in trust would be required to be returned to the investors in the IPO.

In connection with the IPO, we sold to the representatives of the underwriters a five year option to purchase up to a total of 720,000 units in the aggregate at a per unit price of $10.00. The units issuable upon exercise of this option are identical to those offered in the IPO except that the warrants included in the option have an exercise price of $7.50 (125% of the exercise price of the warrants included in the units sold in the IPO). The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash. If circumstances warrant and in the event that any holders of the unit purchase option choose to exercise all or a portion of the unit purchase option on a cashless basis, we will receive no cash proceeds but would be required to issue additional units.

Off-Balance Sheet Arrangements

As of December 31, 2005, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

In February 2006, we entered into a sublease arrangement for office space located in Montvale, New Jersey. The term of the sublease commenced on March 1, 2006 and expires February 28, 2009, subject to earlier termination pursuant to the sublease terms. Pursuant to the sublease terms, we may terminate the sublease without penalty within one year of the commencement date by providing the sublessor with two months’ prior written notice. Prior to the first anniversary of the commencement date, the sublessor may give notice to us that it has found an alternative tenant, at which point we have ten days to elect to continue the sublease for the full term or vacate the premises within two months. Gross rent, including annual escalations and electric charges are approximately $20,000 for each year of the three year lease term.

Critical Accounting Policies

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted, would have a material effect on the accompanying financial statements.

Forward Looking Statements

The statements discussed in this report include forward looking statements that involve risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plans,” and “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information.

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The cautionary language in this annual report provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence or non-occurrence of events described in this annual report could have a material adverse effect on our business, operating results and financial condition, including our ability to successfully consummate a business combination, and the other risks detailed from time to time in our filings with the Securities and Exchange Commission.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

Item 8.  Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-12 comprising a portion of this annual report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

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

The Company, under the supervision of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, management, including our chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective in alerting it in a timely manner to information relating to the Company required to be disclosed in this report.

The Company has previously reported that the Company’s independent registered accounting firm, Marcum & Kliegman, LLP (“M&K”), informed management that in connection with its review of the financial results for the period from April 25, 2005 (inception) to September 30, 2005, M&K had discovered a condition which it deemed to be a significant deficiency (as defined by standards established by the Public Company Accounting Oversight Board), in the Company’s financial statement reporting process. A significant deficiency is a control deficiency where there is more than a remote likelihood a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. The significant deficiency related to the Company having two employees, Mr. Mark Nordlicht, who is Principal Executive Officer and Principal Financial Officer of the Company, and Mr. Barry Kostiner, who is the Chief Executive Officer of the Company. Management has since engaged four additional officers to address the deficiency.

Management will periodically re-evaluate this situation. If the situation changes and/or sufficient capital is obtained, it is the Company’s intention to increase staffing to mitigate the current dependence upon Mr. Nordlicht.

Since our inception through December 31, 2005, there have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.    Other Information.

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Our current directors and executive officers are as follows:

Name	Age	Position
Mark Nordlicht	37	Chairman of the Board
Barry Kostiner	34	Chief Executive Officer, Secretary and Director
William C. Glass	34	President and Director
James E. Bashaw	42	Director
Albert Helmig	54	Director
Richard Geyser	37	Vice President
James H. Dorman	72	Executive Vice President
Jim L. Troxel	52	Executive Vice President

Mark Nordlicht has been our chairman of the board since our inception. Mr. Nordlicht is the founder and sole managing member of the general partner of the Platinum Partners Value Arbitrage Fund, a New York based relative value fund launched in January 2003. The Value Arbitrage Fund employs various strategies across multiple asset classes and has a 20% concentration in energy derivatives. Mr. Nordlicht is also Chairman of Optionable Inc., a hybrid voice-electronic broker matching trades in energy swaps, futures, and options, founded by Mr. Nordlicht in November 1999 and Chairman of Platinum Diversified Mining, Inc., a special purpose acquisition company, focusing on the metal and mining industries, founded by Mr. Nordlicht in 2006. In addition, Mr. Nordlicht is formerly the founder and general partner of Northern Lights Trading, a proprietary options trading firm based in New York which employed traders in the natural gas, crude oil, cotton, coffee, gold, and silver option trading pits. From 1998 through December 2002 Mr. Nordlicht was managing partner of West End Capital and WEC Asset Management, New York based private equity firms founded by Mr. Nordlicht. Mr. Nordlicht earned a BA degree from Yeshiva University in 1989.

Barry Kostiner has been our chief executive officer, secretary and a member of our board of directors since inception. Mr. Kostiner has been involved in energy trading and structuring since 1992. Mr. Kostiner has negotiated structured transactions and built trading desks in electricity, natural gas options and physical gas. Since March 2003, he has been a principal of Ellipse Energy LLC, a consulting and private equity firm. From March 2001 to January 2003, he was a managing director at Allegheny Energy, a energy trading and generation asset management company. At Allegheny, as a managing director, he was responsible for the physical gas trading desk that controlled fuel supply and risk management for 2,800 MW of natural gas fired generation, with an acquisition value of over $2 billion. He also was involved in initiating the coal trading group, the E&P asset acquisition and European trading businesses. From January 1999 until March 2001, he was a vice president at Merrill Lynch in its energy trading group which was subsequently sold to Allegheny Energy. From October 1995 until January 1999, he was an associate at Goldman Sachs in its energy origination group. Mr. Kostiner was a founding employee involved in business development, strategy and management for the joint venture between Goldman Sachs and Constellation Energy. He received a BS in Electrical Engineering and MS in applied mathematics from MIT. His master’s thesis jointly supervised by Harvard’s Kennedy School of Government was on mathematics applied to deregulated electricity markets.

William C. Glass has been President and a member of our board of directors since inception. Mr. Glass has worked in the energy industry and energy financial derivatives markets since 1996. Mr. Glass has been an independent energy trader and consultant since December 2003. From July 2000 to December 2003, Mr. Glass was Vice president of Marubeni Energy Incorporated’s North American Natural gas division. He was responsible for all natural gas transactions, transportation, marketing, trading, and operations. From February 1997 to July 2000, Mr. Glass was a senior trader at Southern Company Energy marketing. His responsibilities included managing the financial gas daily desk as well as trading gulf coast, northeast, and mid west financial products. From October 1995 to February 1997, Mr. Glass worked at Enron as part of the risk management team. Mr. Glass holds a bachelor’s in Finance and Accounting from Texas A&M University.

James E. Bashaw has been a member of our board of directors since inception. He is currently the CEO of James E. Bashaw & Co., a Houston based investment advisory and financial services firm. Founded by Mr. Bashaw in November 2001, his firm manages over $350 million for its clients. In March 1994, Mr. Bashaw opened an office for Equitable Securities Corporation, an investment advisory and financial services firm, in Nashville, Tennessee, becoming a partner in 1997. In March 1998, Mr. Bashaw founded the Galleria office of J.C. Bradford & Co., a Nashville based brokerage and investment banking firm. The firm was sold to Paine Webber in 2000, with Paine Webber subsequently acquired by UBS Financial Services. Mr. Bashaw was employed by J.C. Bradford until November 2001. Under the leadership of Mr. Bashaw, the Houston office became one of the top 10 profitable offices in Paine Webber/UBS. Mr. Bashaw brings extensive relationships in the energy industry.

Albert Helmig has been a member of our board of directors since inception. Mr. Helmig has over 35 years of experience in the commodity trading industry. Since 2000, Mr. Helmig has been a consultant in the commodity and energy trading industry. From 1991 to 2000, Mr. Helmig served on the board of the New York Mercantile Exchange (NYMEX), the world’s largest energy exchange. From 1992 to 2000, Mr. Helmig served on NYMEX’s executive committee and was also Vice Chairman from 1998 to 2000. While at NYMEX, he chaired over twenty committees including regulatory, clearing, contract design, control, delivery and marketing committees. NYMEX experienced unprecedented growth during Mr. Helmig’s tenure. As chairman of marketing and vice chairman of the exchange, he was the global spokesman for NYMEX for over ten years, representing the exchange with the energy industry, foreign governments and exchanges at industry forums worldwide. He was a member of NYMEX for 16 years and owned and operated the largest independent floor execution service on NYMEX/COMEX with an international clientele. Mr. Helmig is currently a Director of Optionable, a hybrid voice-electronic broker matching trades in energy swaps, futures, and options, which was founded by our chairman Mark Nordlicht. In addition, Mr. Helmig is the founder and managing partner of Gray House, a private consultancy firm with a global clientele ranging from producers, financial institutions, integrated energy companies, merchant trading corporations, and government agencies. Mr. Helmig holds BS degrees in Economics and Finance from Philadelphia University.

Richard Geyser has been our Vice President since inception. Mr. Geyser has over 10 years of alternative investment-related experience. Since February 2004, Mr. Geyser has been a Managing Director of Platinum Partners Value Arbitrage Fund, a private investment partnership. From March 2003 to October 2003, he was a Director of Capital Introduction at Paravane Partners, a division of Leeb Brokerage Services. From February 2002 to February 2003, he co-founded two hedge funds: Voyager Partners (options volatility and equity statistical arbitrage) and Entropy Partners (equity statistical arbitrage). From 1996 through 2001, Mr. Geyser was a Senior VP at BlueStone Capital Corp during which time his clients financed dozens of publicly traded companies, including several energy-related companies. Mr. Geyser received an MBA with High Honors from Thunderbird, the American Graduate School of International Management and an A.B. cum laude from Harvard College.

James H. Dorman has been our Executive Vice President since inception. He brings with him 46 years of global experience in E&P. Since 2001, Mr. Dorman has been involved in various advisory projects. He has been a member of the Board of Directors for Transmeridian Exploration Inc., a public E&P company listed on the American Stock Exchange, for the past three years. From 1996 through 2001, Mr. Dorman formed a public Canadian exploration company, Doreal Energy, and with his partners developed successful exploration projects in England, Columbia and Portugal. From 1990 through 1995, Mr. Dorman advised Garnet Resources and American International Petroleum on the development of South American E&P assets, including the development of 1.5 mm acres in Columbia. From 1964 through 1989, Mr. Dorman held various positions at Tenneco. As Vice President of Exploration for the South America Division, Mr. Dorman had responsibility for 28 commercial discoveries, including the giant San Francisco - Balcon and Colombina oil fields, prior to Tenneco’s acquisition by Shell. Mr. Dorman began his career with Chevron in Louisiana in 1955. His diverse experience includes service as an Army Medic for the National Guard in Korea in 1951-2. Mr. Dorman has a BS with honors in Petroleum Geology from Mississippi State University and a MS in Geology from the University of Missouri.

Jim L. Troxel has been our Executive Vice President since inception. He has had diverse experience as a senior geologist. Mr. Troxel has held his current position of Vice President of Exploration at Thorp Petroleum Corporation, an oil and gas E&P company, since 1997. He has overseen the drilling of 49 wells, with production of 70 BCF and 3 mm boe. Mr. Troxel was at Amerada Hess, a public oil and gas E&P company listed on the NYSE, from 1987 through 1996, where he held the role of senior geologist. He was responsible for discovering Hess’ largest field during this period, which produced 95 BCF and 6 mm boe. While at Texas Oil and Gas, an oil and gas E&P company, from 1980 through 1987, Mr. Troxel was an area geologist that managed a team of geologists and geophysicists that directed the drilling of exploration prospects. For four years, he generated prospects for 4 rigs out of a 12 rig drilling program. Mr. Troxel received his BS in Geology from the University of Oklahoma.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of James E. Bashaw, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Albert Helmig and William C. Glass, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Mark Nordlicht and Barry Kostiner, will expire at the third annual meeting.

These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. Other than Mr. Nordlicht, none of these individuals has been a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan and none of these individuals is currently affiliated with such an entity. However, we believe that the skills and expertise of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to successfully identify and effect an acquisition although we cannot assure you that they will, in fact, be able to do so. Mr. Nordlicht is currently executive chairman of Platinum Diversified Mining, Inc., a blank check company formed under the laws of the Cayman Islands to serve as a vehicle to consummate a business combination in the metals or mining industry. Platinum Diversified Mining, Inc. was admitted for trading on the AIM Market of the London Stock Exchange on March 14, 2006.

We do not have an audit committee of our Board of Directors nor do we have an audit committee financial expert, because we do not believe the nature of our business is such that an audit committee or audit committee financial expert would be useful or necessary. Furthermore, our equity securities are not listed on an exchange or automated quotation system that requires its listed companies to appoint an audit committee.

We have adopted a Code of Conduct and Ethics that applies to our principal executive officer or principal financial officer, or persons performing similar functions, as well as to our directors, officers and employees. Requests for copies of our Code of Conduct and Ethics, which will be made available without charge, should be sent to Platinum Energy Resources, Inc., 25 Phillips Parkway, Montvale, New Jersey 07645.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires Platinum directors, officers and persons owning more than 10% of Platinum’s common stock to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based on its review of the copies of such reports furnished to Platinum, or representations from certain reporting persons that no other reports were required, Platinum believes that all applicable filing requirements were complied with during the fiscal year dated December 31, 2005.

Item 11.    Executive Compensation.

No executive officer has received any cash compensation for services rendered. We have been paying and will continue to pay Platinum Partners Value Arbitrage, L.P., an affiliate of Mark Nordlicht, our chairman of the board, a fee of $7,500 per month for providing us with certain secretarial services. However, this arrangement is solely for our benefit and is not intended to provide Mr. Nordlicht compensation in lieu of a salary. Other than this $7,500 per-month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our initial stockholders, including our directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our initial stockholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because none of our directors may be deemed “independent,” we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 20, 2006:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock
J.D. Capital Management LLC(2) J. David Rogers	1,250,000	6.9%
Millenco, L.P./NY(3) Millennium Management, L.L.C. Israel A. Englander	1,935,000	10.8%
Mark Nordlicht (4)	2,130,000	11.8%
Barry Kostiner (5)	900,000	5.0%
William C. Glass (6)	270,000	1.5%
Richard Geyser (7)	90,000	* %
James H. Dorman (8)	60,000	* %
Jim L. Troxel (9)	60,000	* %
Albert Helmig	45,000	* %
James E. Bashaw (10)	45,000	* %
All directors and executive officers as a group (8 individuals)	3,600,000	20.0%

* denotes percentages of less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is 25 Phillips Parkway, Montvale, New Jersey 07645.

(2)
Based upon a Statement on Schedule 13G dated December 20, 2005 filed by J.D. Capital Management LLC and Mr. J. David Rogers, we understand that JD Capital Management LLC is the investment manager of Temp Master Fund LP and, by virtue of such status, may be deemed to be the beneficial owner of 1,250,000 units owned by Tempo. Mr. Rogers is the managing member of J.D. Capital and has voting and investment power with respect to the shares. The address of J.D. Capital and Mr. Rogers is Two Greenwich Plaza, Greenwich, Connecticut 06830.

(3)
Based upon a Statement on Schedule 13G dated November 20, 2005 filed by Millenco, L.P., Millennium Management, L.L.C. and Israel A. Englander, Millennium Management is the general partner of Millenco and, as such, may be deemed to have voting control and investment discretion over the securities owned by Millenco. Israel A. Englander is the managing member of Millennium Management and has voting and investment power with respect to the shares. The address of the parties is c/o Millennium Management, L.L.C. 666 Fifth Avenue, New York New York 10103

(4)
Includes 2,130,000 shares held by Platinum Management (NY) LLC, a limited liability company controlled by Mr. Nordlicht. The address of Mr. Nordlicht and Platinum Management (NY) LLC is 152 West 59th Street, New York, New York 10019.

(5)
Does not include an aggregate of 525,000 shares of common stock he may receive in the event Messrs. Glass, Geyser, Dorman, Troxel or Bashaw’s shares do not vest as described below in footnotes 6, 7, 8, 9 and 10, respectively.

(6)
These shares vest in full upon the expiration of the three-year escrow period, October 24, 2008, provided Mr. Glass is still affiliated with us at such time, or if his affiliation has been terminated without cause or as a result of death or disability. In the event Mr. Glass is not affiliated with us, for reasons other than as described in the previous sentence, at the time of the expiration of the three-year escrow period, these shares revert back to Mr. Kostiner.

(7)
These shares vest in full upon the expiration of the three-year escrow period, October 24, 2008, provided Mr. Geyser is still affiliated with us at such time, or if his affiliation has been terminated without cause or as a result of death or disability. In the event Mr. Geyser is not affiliated with us, for reasons other than as described in the previous sentence, at the time of the expiration of the three-year escrow period, these shares revert back to Mr. Kostiner.

(8)
These shares vest in full upon the expiration of the three-year escrow period, October 24, 2008, provided Mr. Dorman is still affiliated with us at such time, or if his affiliation has been terminated without cause or as a result of death or disability. In the event Mr. Dorman is not affiliated with us, for reasons other than as described in the previous sentence, at the time of the expiration of the three-year escrow period, these shares revert back to Mr. Kostiner.

(9)
These shares vest in full upon the expiration of the three-year escrow period, October 24, 2008, provided Mr. Troxel is still affiliated with us at such time, or if his affiliation has been terminated without cause or as a result of death or disability. In the event Mr. Troxel is not affiliated with us, for reasons other than as described in the previous sentence, at the time of the expiration of the three-year escrow period, these shares revert back to Mr. Kostiner. Mr. Troxel’s business address is 1001 McKinney, Suite 2200, Houston, Texas 77002.

(10)
These shares vest in full upon the expiration of the three-year escrow period, October 24, 2008, provided Mr. Bashaw is still affiliated with us at such time, or if his affiliation has been terminated without cause or as a result of death or disability. In the event Mr. Bashaw is not affiliated with us, for reasons other than as described in the previous sentence, at the time of the expiration of the three-year escrow period, these shares revert back to Mr. Kostiner. Mr. Bashaw’s business address is 5200 San Felipe, Houston, Texas 77056.

Our stockholders other than those who acquired their shares in the IPO, which include all of our officers and directors, collectively, beneficially own 20% of the issued and outstanding shares of our common stock. Because of this ownership block, these stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of a business combination.

All of the shares of our common stock outstanding prior to our IPO have been placed in escrow with American Stock Transfer & Trust Company, as escrow agent, until the earliest of:

•	October 24, 2008;

•	our liquidation; or

•
the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

During the escrow period, the holders of these shares are not be able to sell or transfer their securities except to their spouses and children or trusts established for their benefit, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to the date of our IPO.

Item 13.    Certain Relationships and Related Transactions.

Prior to our IPO, we issued an aggregate of 3,250,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at an average purchase price of approximately $0.0077 per share as follows:

Name	Number of Shares	Relationship to Us
Platinum Management (NY) LLC	1,922,918	Stockholder (beneficially owned by our Chairman, Mark Nordlicht)
Barry Kostiner	812,500	Chief Executive Officer, Secretary and Director
William C. Glass	243,750	President and Director
Richard Geyser	81,250	Vice President
James H. Dorman	54,166	Executive Vice President
Jim L. Troxel	54,166	Executive Vice President
Albert Helmig	40,625	Director
James E. Bashaw	40,625	Director

On September 23, 2005, our board of directors authorized a stock dividend of .3846153 of a share of common stock for each outstanding share of common stock, effectively lowering the purchase price to $.0056 per share. The sole purpose of such stock dividend authorized by the board of directors was to maintain the initial stockholders’ collective ownership at 20% of our issued and outstanding shares of common stock immediately after the offering.

On October 21, 2005, we effected a four-for-five reverse stock split, effectively raising the purchase price to $0.0069 per share. The sole purpose for such reverse stock split authorized by the board and approved by our stockholders was to maintain the initial stockholders’ collective ownership at 20% of our issued and outstanding shares of common stock immediately after the offering. Following the reverse stock split, there are 3,600,000 shares of common stock outstanding as reflected in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The holders of the majority of these shares will be entitled to make up to two demands that we register these shares pursuant to an agreement signed at consummation of our IPO. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow, which, except in limited circumstances, is not before October 24, 2008. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Platinum Partners Value Arbitrage, L.P., an affiliate of Mark Nordlicht, has agreed that, from the effective date of the prospectus for our IPO, October 24, 2005, through the acquisition of a target business, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay Platinum Partners Value Arbitrage, L.P. $7,500 per month for these services. Platinum Management (NY) LLC is the general partner of Platinum Partners Value Arbitrage, L.P. and Mark Nordlicht is the managing member and 100% owner of Platinum Management (NY) LLC. As a result, he will benefit from the transaction to the extent of his interest in Platinum Partners Value Arbitrage, L.P. However, this arrangement is solely for our benefit and is not intended to provide Mr. Nordlicht compensation in lieu of a salary. We believe, based on fees for similar services in the New York City metropolitan area, that the fee charged by Platinum Partners Value Arbitrage, L.P. is at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving this transaction.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

Other than administrative fees in the aggregate amount of $7,500 per month and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our initial stockholders, officers or directors who owned our common stock prior to our IPO, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. In addition, our management will gather pricing information, estimates or fairness opinions from unaffiliated third parties with respect to similar transactions undertaken by us.

Item 14.    Principal Accounting Fees and Services.

The firm of Marcum & Kleigman LLP acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

Audit Fees

During the fiscal year ended December 31, 2005, the fees for our principal accountant were $87,500 in connection with our initial public offering (financial statements included in the Form S-1 and Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2005) and the review of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

Audit Related Fees

During 2005, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During 2005, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. Our Board of Directors approved the engagement of Marcum & Kleigman LLP as our independent registered public accounting firm in a meeting held on March 20, 2006.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)	Financial Statements.

Our financial statements as set forth in the Index to Financial Statements attached hereto commencing on page F-1 are hereby incorporated by reference.

(b)	Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of January 26, 2006, by and among the Company, Tandem Energy Holdings, Inc. and PER Acquisition Corp. (1)
3.1	Amended and Restated Certificate of Incorporation (2)
3.2	By-laws(2)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement between American Stock Transfer & Trust Company and the Company (2)
4.5	Form of Unit Purchase Option to be granted to Representatives (2)
10.1	Letter Agreement among the Company, Casimir Capital L.P. and Mark Nordlicht (2)
10.2	Letter Agreement among the Company, Casimir Capital L.P. and Barry Kostiner (2)
10.3	Letter Agreement among the Company, Casimir Capital L.P. and William C. Glass (2)
10.4	Letter Agreement among the Company, Casimir Capital L.P. and Richard Geyser (2)
10.5	Letter Agreement among the Company, Casimir Capital L.P. and James E. Bashaw (2)
10.6	Letter Agreement among the Company, Casimir Capital L.P. and James H. Dorman (2)
10.7	Letter Agreement among the Company, Casimir Capital L.P. and Albert Helmig (2)
10.8	Letter Agreement among the Company, Casimir Capital L.P. and Jim L. Troxel (2)
10.9	Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Company (2)
10.10	Stock Escrow Agreement between the Company, American Stock Transfer & Trust Company and the certain initial stockholders of the Company (2)
10.11	Services Agreement between Platinum Partners Value Arbitrage, L.P. and the Company (2)
10.12	Form of Registration Rights Agreement among the Company and certain initial stockholders of the Company (2)
10.13	Letter Agreement, dated as of January 26, 2006, between the Company and Lance Duncan (1)
14	Code of Conduct and Ethics filed herewith
21	Subsidiaries of the Company filed herewith
24	Power of Attorney (set forth on signature page)
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith
32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith
——————
(1) Incorporated by reference to the Company’s Current Report on Form 8-K dated February 1, 2006
(2) Incorporation by reference to the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-125687)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLATINUM ENERGY RESOURCES, INC.

By:	/s/ Mark Nordlicht
Mark Nordlicht
Chairman of the Board

Date: March 24, 2006

____________________

POWER OF ATTORNEY

The registrant and each person whose signature appears below hereby appoint Mark Nordlicht and Barry Kostiner as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Nordlicht
Mark Nordlicht	Chairman of the Board (Principal Executive and Financial and Accounting Officer) and Director	March 24, 2006

/s/ Barry Kostiner
Barry Kostiner	Chief Executive Officer, Secretary and Director	March 24, 2006

/s/ William C. Glass
William C. Glass	President and Director	March 24, 2006

/s/ James E. Bashaw	Director	March 24, 2006
James E. Bashaw

/s/ Albert Helmig	Director	March 24, 2006
Albert Helmig

PLATINUM ENERGY RESOURCES, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:
Balance Sheet, December 31, 2005	F-3

Statement of Operations, for the period from
inception (April 25, 2005) to December 31, 2005	F-4

Statement of Stockholders’ Equity, for the
period from inception (April 25, 2005) to December 31, 2005	F-5

Statement of Cash Flows, for the period from
inception (April 25, 2005) through December 31, 2005	F-6

Notes to Financial Statements	F-7 to F-12

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Platinum Energy Resources, Inc.

We have audited the accompanying balance sheet of Platinum Energy Resources, Inc. (a development stage enterprise) (the “Company”) as of December 31, 2005, and the related statements of operations, changes in stockholders’ equity, and cash flows for the period April 25, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Platinum Energy Resources, Inc. (a development stage enterprise) as of December 31, 2005, and the results of its operations and its cash flows for the period April 25, 2005 (inception) to December 31, 2005 in conformity with generally accepted accounting principles (United States of America).

/s/ Marcum & Kliegman LLP
New York, New York
February 17, 2006

PLATINUM ENERGY RESOURCES, INC.
(A Development Stage Enterprise)

BALANCE SHEET
December 31, 2005

ASSETS
Current Assets
Cash	$902,498
Cash held in trust	105,884,102
Prepaid expenses and other current assets	118,711
Total Current Assets	$106,905,311

Current Liabilities
Accrued expenses	$87,795
Due to related party	16,875
Income taxes payable	28,100
Total Current Liabilities	132,770

Common stock, subject to possible redemption, 2,878,560 shares at conversion value	21,071,059

Commitments
LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders’ Equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized, -0- issued	--
Common stock, $.0001 par value; 75,000,000 shares authorized, 18,000,000 shares (which includes 2,878,560 subject to possible conversion) issued and outstanding	1,800
Additional paid-in capital	85,423,954
Earnings accumulated during the development stage	275,728
Total Stockholders’ Equity	85,701,482

Total Liabilities and Stockholders’ Equity	$106,905,311

The accompanying notes are an integral part of these financial statements.

PLATINUM ENERGY RESOURCES, INC.
(A Development Stage Enterprise)

STATEMENT OF OPERATIONS
PERIOD FROM APRIL 25, 2005 (INCEPTION) TO DECEMBER 31, 2005

Operating Expenses:
Administrative cost allowance - related party	$16,875
Marketing, general and administrative expenses	150,399
Total operating expenses	167,274

Other Income (Expense):
Interest income	476,102
Interest expense - stockholder	(5,000)
Total other income (expense)	471,102

Net income before income taxes	303,828
Provision for income taxes	28,100

Net income	$275,728

Weighted Average Shares Outstanding	7,286,400
Net Income Per Share	$.04

The accompanying notes are an integral part of these financial statements.

PLATINUM ENERGY RESOURCES, INC.
(A Development Stage Enterprise)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM APRIL 25, 2005 (INCEPTION) TO DECEMBER 31, 2005

	Common stock
	Shares	Amount	Additional paid-in capital	Earnings Accumulated during the development stage	Total stockholders’ equity
Common shares issued to founders for cash, May 6, 2005 at $.0077 per share	3,250,000	$325	$24,675	$—	$25,000
Retroactive effect of common stock dividend, declared September 23, 2005	1,250,000	125	(125)	—	—
Retroactive effect of four-for-five reverse split effected October 21, 2005	(900,000)	(90)	(90)	—	—
Sale of 14,400,000 units, net of underwriters’ discount and offering expenses (includes 2,878,560 shares subject to possible conversion)	14,400,000	1,440	106,470,273	—	106,471,713
Proceeds subject to possible conversion of 2,878,560 shares	—	—	(21,071,059)	—	(21,071,059)
Proceeds from issuance of option	—	—	100	—	100
Net income	—	—	—	275,728	275,728
Balance at December 31, 2005	18,000,000	$1,800	$85,423,954	$275,728	$85,701,482

The accompanying notes are an integral part of these financial statements.

PLATINUM ENERGY RESOURCES, INC.
(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS
PERIOD FROM APRIL 25, 2005 (INCEPTION) TO DECEMBER 31, 2005

Cash Flows From Operating Activities
Net income	$275,728
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
Accumulated interest on cash held in trust	(476,102)
Prepaid expenses and other current assets	(118,711)
Accrued expenses	87,795
Due to related party	16,875
Income taxes payable	28,100
Net cash used in operating activities	(186,315)

Cash Flows From Investing Activities
Cash held in Trust Fund	(105,408,000)
Net cash used in investing activities	(105,408,000)

Cash Flows From Financing Activities
Proceeds from the sale of common stock	25,000
Proceeds from note payable-stockholder	180,000
Repayment of note payable-stockholder	(180,000)
Gross proceeds of public offering	115,200,000
Payments of costs of public offering	(8,728,287)
Proceeds from issuance of underwriter’s stock option	100
Net cash provided by financing activities	106,496,813

Net Increase in Cash	902,498

Cash - Beginning of the Period	--

Cash - End of Period	$902,498

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$5,000
Income taxes	$--

The accompanying notes are an integral part of these financial statements.

PLATINUM ENERGY RESOURCES, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Organization, Business and Operations

Platinum Energy Resources, Inc. (a development stage enterprise) (the “Company”) was incorporated in Delaware on April 25, 2005 as a blank check company with the objective of acquiring an operating business in the energy industry.

All activities for the period April 25, 2005 (inception) through December 31, 2005 relate to the Company’s formation, the completion of the public offering described below and searching for a suitable candidate for a Business Combination, as defined below. The Company selected December 31 as its year-end.

The registration statement of the Company’s initial public offering (“Offering”) was declared effective on October 24, 2005. The Company consummated the Offering on October 28, 2005 and received net proceeds of approximately $106,472,000. See Note 3 for a complete discussion. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business in the global oil and gas energy and production industry (“Business Combination”). There is no assurance that the Company will be able to successfully affect a Business Combination. An amount of $105,408,000 of the net proceeds plus interest earned is being held in a trust account (“Trust Account”) and invested in United States Treasury Bills having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of the consummation of its first Business Combination or liquidation of the Company. The Company’s first Business Combination must be with a target business or businesses whose collective fair market value would be at least equal to 80% of the Company’s net assets at the time of such acquisition. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Founding Stockholders”), have agreed to vote their 3,600,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable. See Note 8, “Subsequent Events - Merger Agreement,” for a discussion of a definitive Agreement and Plan of Merger entered into subsequent to December 31, 2005.

With respect to a Business Combination that is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per-share interest in the Trust Account computed without regard to the shares held by Founding Stockholders.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (October 28, 2005), or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 3).

PLATINUM ENERGY RESOURCES, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - Summary of Significant Accounting Policies

Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Income Per Share

Income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The warrants outstanding were not considered in the calculation since they are not exercisable as of December 31, 2005.

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

Concentration of Risk

At December 31, 2005, the Company has cash balances in banks in excess of the maximum amount insured by the FDIC.

NOTE 3 - Initial Public Offering

On October 28, 2005, the Company sold to the public 14,400,000 units (“Units”) at an offering price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the completion of a Business Combination with a target business or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable, in whole or in part, upon written consent of the representative of the underwriters, at a price of $.01 per Warrant upon thirty (30) days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any twenty (20) trading days within a thirty (30) trading day period ending on the third day prior to the date on which notice of redemption is given. Separate trading of the common stock and Warrants comprising the Units commenced on or about December 9, 2005. An additional 2,160,000 Units could have been sold for over-allotments in the 45-day period after the closing date of October 28, 2005. No over-allotment Units were sold.

In connection with the Offering, the Company issued an option, for $100, to the representative of the underwriters to purchase up to 720,000 Units at an exercise price of $10 per Unit. The Units issuable upon exercise of this option are identical to those described in the preceding paragraph, except that the warrants underlying the Units will be exercisable at $7.50 per share. This option is exercisable at $10.00 per Unit commencing on the later of the consummation of a Business Combination and one year from the date of the prospectus relating to the Offering (October 24, 2005) and expiring five years from such date. The option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash.

PLATINUM ENERGY RESOURCES, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - Initial Public Offering (continued)

The option and the 720,000 units, the 720,000 shares of common stock and the 720,000 warrants underlying such units, and the 720,000 shares of common stock underlying such warrants, have been deemed compensation by the NASD and are therefore subject to a 180-day lock-up pursuant to Rule 2710(g)(1) of the NASD Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of the Offering prospectus (October 24, 2005). Although the purchase option and its underlying securities are intended to be registered under the registration statement relating to the Offering, the option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the date of the Offering with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company would be obligated to bear all fees and expenses attendant to registering the securities, other than underwriting commissions, which will be paid for by the holders themselves.

The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

The Company has accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of this option is approximately $ 2,412,000 ($.168 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to the representative of the underwriters is estimated as of the date of grant using the following assumptions: (1) expected volatility of 49.65%, (2) risk-free interest rate of 4.34%, (3) expected life of 5 years and (4) a dividend rate of zero.

The volatility calculation of 49.65% is based on the 365-day average volatility of a representative sample of seven (7) companies with an average market capitalizations of $407 million, ranging from $309 million to $595 million, that Management believes are engaged in the oil and gas energy and production industry (the “Sample Companies”). Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its common stock price, which will depend on a number of factors which cannot be ascertained at this time. The Company referred to the 365-day average volatility of the Sample Companies because Management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of the Company’s common stock post-business combination. A one-year period was selected as being representative of the current environment and market valuations for companies in this sector. Although an expected life of five years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate a Business Combination within the prescribed time period and liquidates, the option would become worthless.

NOTE 4 - Income Taxes

The provision for income taxes consists of current New Jersey state income taxes of $28,100.

The effective tax rate differs from the statutory rate of 34% due principally to Federal tax free interest income approximating $476,000 and the effect of state income taxes.

For Federal income tax purposes the Company has a net operating loss carry forward of $200,400, which expires in 2020. The net operating loss carry forward gives rise to a deferred tax asset approximating $61,400 against which the Company has recorded a full valuation allowance since management believes that based upon current available objective evidence there is no assurance that the deferred tax asset will be realized.

PLATINUM ENERGY RESOURCES, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - Note Payable - Stockholder

The Company had balances of up to $180,000 during the period from April 25, 2005 (inception) from the proceeds of a note payable (4% annual interest rate) issued to Mark Nordlicht, an officer, director and stockholder of the Company. The note and interest expense were paid after the proceeds of the Offering were received on October 28, 2005.

NOTE 6 - Commitments

As of December 31, 2005, the Company occupied office space provided by an affiliate of a Founding Stockholder. Such affiliate agreed that, until the acquisition of a target business by the Company, it would make such office space, as well as certain administrative and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such office space and services commencing on the effective date of the Offering. As of December 31, 2005, $16,875 has been accrued with respect to this arrangement. Upon completion of a Business Combination or the distribution of the trust account to the public stockholders, the Company will no longer be required to pay this monthly fee.

In October 2005, the Company entered into a sublease for office space expiring April 2009 at the rate of $2,844 per month. The agreement provided that the Company, at its option may cancel the sublease effective, November 2006, and that the sublessor could request that the Company vacate the premises on 60 days advance notice. On February 13, 2006, the parties entered into a termination agreement pursuant to which advanced rent and a security deposit aggregating $17,063, included in prepaid expenses and other current assets on the balance sheet, were refunded to the Company.

The Company has engaged Casimir Capital LP (“CCLP”), the representative of the underwriters, on a non-exclusive basis, as its agent for the solicitation of the exercise of the warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the SEC, the Company has agreed to pay the CCLP for bona fide services rendered, a commission equal to 5% of the exercise price for each warrant exercised more than one year after the date of the Offering if the exercise was solicited by the underwriters. In addition to soliciting, either orally or in writing, the exercise of the warrants, the representative’s services may also include disseminating information, either orally or in writing, to warrant holders about the Company or the market for its securities, and assisting in the processing of the exercise of the warrants. No compensation will be paid to the representative upon the exercise of the warrants if:

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

NOTE 7 - Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

PLATINUM ENERGY RESOURCES, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 8 - Common Stock

Effective September 23, 2005, the Board of Directors approved a common stock dividend of .3846153 common shares for each one common share held. This resulted in the issuance of an additional 1,250,000 common shares. In addition, a four-for-five reverse stock split was approved by the Board of Directors on October 21, 2005, which resulted in a reduction of 900,000 issued and outstanding common shares. These transactions have been given retroactive effect in the accompanying financial statements.

At December 31, 2005, 15,840,000 shares of common stock were reserved for issuance upon exercise of Warrants and the underwriters’ unit purchase option.

NOTE 9 - Subsequent Events

Merger Agreement

On January 26, 2006, the Company, and its wholly-owned subsidiary, PER Acquisition Corp., a Delaware corporation (“Acquisition Sub”) (formed in January 2006) , entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Tandem Energy Holdings Inc., a Nevada corporation (“Tandem”), pursuant to which, subject to satisfaction of the conditions contained in the Merger Agreement, Acquisition Sub will merge with and into Tandem (the “Merger”). At the effective time of the Merger (the “Effective Time”), Tandem will be the surviving corporation and will become a wholly-owned subsidiary of the Company.

Pursuant to the merger agreement, current stockholders of Tandem will receive, in the aggregate, approximately $102 million in cash less the amount required to retire the indebtedness of Tandem and its subsidiaries of approximately $42.5 million.  More specifically, at the Effective Time and as a result of the Merger, holders of the outstanding Tandem common stock are to receive $2.53 per share. However, certain directors and officers of Tandem, who in the aggregate own approximately 85% of the outstanding Tandem common stock have waived their right to receive $0.40 of such consideration and have elected to receive only $2.13 per share. The waived amounts will be added to the amounts to be received by stockholders who purchased their shares directly from Tandem or in the open market. Accordingly, such stockholders will receive an aggregate of $4.50 per share.

On January 26, 2006, the Company provided to Tandem a performance deposit of $500,000 which will be applied toward the payment of the purchase price upon closing. The performance deposit would be forfeited in the event the Merger Agreement is terminated for any reason other than a material breach of the terms of the Merger Agreement by Tandem. The merger agreement further contemplates the reimbursement, at closing, of Tandem by the Company for all capital and workover-related costs for the period from January 1, 2006 through the closing in an amount not to exceed an average of $700,000 per month.  Additionally, the merger agreement requires Tandem to have working capital of at least $5 million at closing (including its rights to unpaid reimbursements of capital and workover-related costs) with any shortfall to be covered by certain of Tandem’s stockholders who executed the merger agreement and any excess to be paid to such stockholders.

The closing of the Merger is subject to various closing conditions, including the filing of a proxy statement with the U.S. Securities and Exchange Commission, approval of the Merger Agreement by the stockholders of the Company and Tandem and the satisfaction or waiver of other customary conditions. In addition, the closing is conditioned on holders of less than twenty percent (20%) of the shares of the Company common stock issued in the offering voting against the Merger and electing to convert their shares of the Company common stock into cash, as permitted by the Company certificate of incorporation. The Company’s initial shareholders, officers and directors, who hold approximately 20% of the Company’s voting stock, have agreed to vote their shares on the Merger in accordance with the vote of the majority of the non-affiliated Public Stockholders. Certain officers and directors of Tandem, holding approximately 75% of the outstanding shares of Tandem common stock have agreed to vote in favor of the Merger. Accordingly, Tandem stockholder approval is assured. If approved by the Company’s stockholders, the transaction is expected to close in the second quarter of 2006.

PLATINUM ENERGY RESOURCES, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 9 - Subsequent Events - (continued)

The Company and Tandem have made customary representations and warranties and covenants in the Merger Agreement. In addition, Tandem has agreed not to solicit proposals related to alternative business combination transactions or enter into discussions concerning or to provide information in connection with alternative business combination transactions. The Company has agreed not to enter into any agreement to acquire any oil and gas interest that would require a closing prior to the closing of the Merger.

The Merger Agreement contains certain termination rights for both the Company and Tandem, including, subject to certain limited exceptions, the ability for the Company to terminate the Merger Agreement prior to closing in the event it is not satisfied or believes in its sole judgment that it will not be satisfied with the results of its due diligence investigation.

In connection with the Merger Agreement:

(a) The Company retained C.K. Cooper & Company, Inc., an investment banking firm, to provide a fairness opinion as to whether the merger consideration is fair, from a financial point of view, to the Company’s stockholders and that the fair value of Tandem is at least equal to 80% of the Company’s net assets. The Company paid $50,000 upon execution of the agreement and is obligated for an additional payment of $30,000 upon closing of the merger transaction.

(b) In connection with the Merger Agreement, the Company entered into a letter agreement with Mr. Lance Duncan, one of the original founders of Tandem who had been given limited authority by Tandem management to act on its behalf.  Pursuant to the letter agreement, the Company agreed to pay Mr. Duncan a broker’s fee of $3.0 million at the consummation of the Merger for services rendered in connection with the Merger, including introduction of the parties, facilitation of the negotiations among the parties and rescission and cancellation of all of Mr. Duncan’s and his affiliate’s common stock holdings in Tandem.  Pursuant to the letter agreement, the Company has also agreed to issue to Mr. Duncan over an 18-month period following the consummation of the Merger restricted shares of the Company’s common stock valued at $5.0 million in consideration of continued consulting services.

(c) Tandem believes that a substantial number of shares of Tandem common stock issued by one of the prior shell corporations may have been invalidly issued but could result in claims against the Company upon consummation of the Merger. These shares are not included in the outstanding shares of Tandem. Management believes that the indemnification obligations of certain of the stockholders of Tandem under the Merger Agreement would address such claims, if made, however, no amounts are held in escrow to support such indemnification obligations.

Sublease arrangement

In February 2006, the Company entered into an operating facilities sublease arrangement in New Jersey. The term of the sublease commences on March 1, 2006 and expires February 28, 2009, subject to earlier termination. The Company may terminate the sublease without penalty within a year of the commencement date by providing the sublessor two months’ prior written notice. Prior to the first anniversary of the commencement date, the sublessor may give notice to the Company that it has found an alternative tenant, at which point the Company has 10 days to elect to continue the sublease for the full term or vacate within two months. Gross rent, including annual escalations and electric charge, approximated $20,000 for each year of the three year lease term, subject to earlier termination as described.

Index to Exhibits

2.1	Agreement and Plan of Merger, dated as of January 26, 2006, by and among the Company, Tandem Energy Holdings, Inc. and PER Acquisition Corp. (1)
3.1	Amended and Restated Certificate of Incorporation (2)
3.2	By-laws(2)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement between American Stock Transfer & Trust Company and the Company (2)
4.5	Form of Unit Purchase Option to be granted to Representatives (2)
10.1	Letter Agreement among the Company, Casimir Capital L.P. and Mark Nordlicht (2)
10.2	Letter Agreement among the Company, Casimir Capital L.P. and Barry Kostiner (2)
10.3	Letter Agreement among the Company, Casimir Capital L.P. and William C. Glass (2)
10.4	Letter Agreement among the Company, Casimir Capital L.P. and Richard Geyser (2)
10.5	Letter Agreement among the Company, Casimir Capital L.P. and James E. Bashaw (2)
10.6	Letter Agreement among the Company, Casimir Capital L.P. and James H. Dorman (2)
10.7	Letter Agreement among the Company, Casimir Capital L.P. and Albert Helmig (2)
10.8	Letter Agreement among the Company, Casimir Capital L.P. and Jim L. Troxel (2)
10.9	Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Company (2)
10.10	Stock Escrow Agreement between the Company, American Stock Transfer & Trust Company and certain initial stockholders of the Company (2)
10.11	Services Agreement between Platinum Partners Value Arbitrage, L.P. and the Company (2)
10.12	Form of Registration Rights Agreement among the Company and the Initial Stockholders (2)
10.13	Letter Agreement, dated as of January 26, 2006, between the Company and Lance Duncan (1)
14	Code of Conduct and Ethics filed herewith
21	Subsidiaries of the Company filed herewith
24	Power of Attorney (set forth on signature page)
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith
32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith
——————
(1) Incorporated by reference to the Company’s Current Report on Form 8-K dated February 1, 2006
(2) Incorporation by reference to the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-125687)

E-1