Form 10-Q
period 2006-03-31
PLATINUM ENERGY RESOURCES INC
filed 2006-05-15
CIK 1329605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 000-51553

______________________

PLATINUM ENERGY RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	14-1928384
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Phillips Parkway Montvale, New Jersey (Address of principal executive offices)	07645 (Zip Code)

(212) 581-2401
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 10, 2006, 18,000,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
Table of Contents

i

FINANCIAL INFORMATION

Item 1.  Financial Statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY (A Development Stage Enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2006	2005
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$88,823	$902,498
Cash held in trust	106,607,221	105,884,102
Prepaid expenses and other current assets	55,008	118,711
Total Current Assets	106,751,052	106,905,311
Performance deposit	500,000	--
Deferred acquistion costs	448,160	--
TOTAL ASSETS	$107,699,212	$106,905,311

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$348,444	$87,795
Due to related party	31,275	16,875
Income taxes payable - state	76,000	28,100
Total Current Liabilities	455,719	132,770

Common stock subject to possible redemption, 2,878,560 shares at conversion value	21,310,783	21,071,059

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 1,000,000 authorized, 0 issued	--	--
Common stock, $.0001 par value; 75,000,000 shares authorized; 18,000,000 shares (which includes 2,878,560 subject to possible conversion) issued and outstanding	1,512	1,512
Additional paid-in capital	85,424,242	85,424,242
Earnings accumulated during the development stage	506,956	275,728

TOTAL STOCKHOLDERS' EQUITY	85,932,710	85,701,482

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$107,699,212	$106,905,311

See notes to condensed consolidated financial statements

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2006	Cumulative For the Period from April 25, 2005 (Inception) to March 31, 2006
	(Unaudited)	(Unaudited)

OPERATING EXPENSES
Administrative cost allowance - related party	$14,400	$31,275
Marketing, general and administrative expenses	189,867	340,266

Total operating expenses	204,267	371,541

OTHER INCOME (EXPENSES)
Interest income, net of interest income allocated to common stock subject to possible redemption of $239,724	483,395	959,497
Interest (expense)	--	(5,000)
Total other income (expense)	483,395	954,497

NET INCOME BEFORE INCOME TAXES	279,128	582,956
PROVISION FOR INCOME TAXES	47,900	76,000

NET INCOME	$231,228	$506,956

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES BASIC AND DILUTED	15,121,440

NET INCOME PER COMMON SHARE BASIC AND DILUTED	$0.02

See notes to condensed consolidated financial statements

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Earnings
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	stockholders
	Shares	Amount	capital	stage	equity

Common shares issued to founders for cash, May 6, 2005 at $.0077 per share	3,250,000	$325	$24,675	$--	$25,000
Retroactive effect of common stock dividend, declared September 23, 2005	1,250,000	125	(125)	--	--
Retroactive effect of four-for-five reverse split effected October 21, 2005	(900,000)	(90)	90	--	--
Sale of 14,400,000 units, net of underwriters’ discount and offering expenses (includes 2,878,560 shares subject to possible conversion)	14,400,000	1,440	106,470,273	--	106,471,713
Proceeds subject to possible conversion of 2,878,560 shares	(2,878,560)	(288)	(21,070,771)	--	(21,071,059)
Proceeds from issuance of option	--	--	100	--	100
Net income, for the period from April 25, 2005 (Inception) to December 31, 2005	--	--	--	275,728	275,728
Balance at December 31, 2005	15,121,440	1,512	85,424,242	275,728	85,701,482
Net income, for the three months ended March 31, 2006 (unaudited)	--	--	--	231,228	231,228
Balance at March 31, 2006 (unaudited)	15,121,440	$1,512	$85,424,242	$506,956	$85,932,710

See notes to condensed consolidated financial statements

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2006	Cumulative For the Period from April 25, 2005 (Inception) to March 31, 2006
Cash Flows From Operating Activities
Net income	$231,228	$506,956
Adjustments to reconcile net income to net cash used in operating activities:
Interest on cash held in trust, net of interest income allocated to common stock subject to possible redemption	(483,395)	(959,497)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	63,703	(55,008)
Accrued expenses	260,649	348,444
Due to related party	14,400	31,275
Income taxes payable	47,900	76,000
Net cash provided by (used in) operating activities	134,485	(51,830)

Cash Flows From Investing Activities
Cash held in Trust Fund	--	(105,408,000)
Performance deposit	(500,000)	(500,000)
Deferred acquistion costs	(448,160)	(448,160)
Net cash used in investing activities	(948,160)	(106,356,160)

Cash Flows From Financing Activities
Proceeds from the sale of common stock	--	25,000
Proceeds from note payable-stockholder	--	180,000
Repayment of note payable-stockholder	--	(180,000)
Gross proceeds of public offering	--	115,200,000
Payments of costs of public offering	--	(8,728,287)
Proceeds from issuance of underwriter’s stock option	--	100
Net cash provided by financing activities	--	106,496,813

Net (Decrease) Increase in Cash	(813,675)	88,823

Cash - Beginning of the Period	902,498	--

Cash - End of Period	$88,823	$88,823

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$--	$5,000
Income taxes	$--	$--

See notes to condensed consolidated financial statements

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Nature of Operations and Summary of Significant Accounting Policies

Platinum Energy Resources, Inc. and subsidiary (a development stage enterprise) (the “Company”) was incorporated in Delaware on April 25, 2005 as a blank check company. The Company’s objective is to acquire an operating business in the energy industry.

As of March 31, 2006, the Company had not yet commenced any commercial operations. All activities through March 31, 2006 relate to the Company's formation, the completion of the public offering described below and the identification of suitable prospective Business Combinations, as defined below. The Company selected December 31 as its fiscal year-end. The accompanying condensed consolidated financial statements have been prepared in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Development Stage Enterprises, since planned principal operations have not commenced.

The registration statement of the Company’s initial public offering (“Offering”) was declared effective on October 24, 2005. The Company consummated the Offering on October 28, 2005 and received net proceeds of approximately $106,472,000. See Note 3 - “Initial Public Offering,” for a complete discussion. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business in the global oil and gas energy and production industry (“Business Combination”). There is no assurance that the Company will be able to successfully affect a Business Combination. An amount of $105,408,000 of the net proceeds plus interest earned is being held in a trust account (“Trust Account”) and invested in United States Treasury Bills having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of the consummation of its first Business Combination or liquidation of the Company. The Company’s first Business Combination must be with a target business or businesses whose collective fair market value would be at least equal to 80% of the Company’s net assets at the time of such acquisition. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Founding Stockholders”), have agreed to vote their 3,600,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable. See Note 4 - “Business Combination,” for a discussion of a definitive Agreement and Plan of Merger entered into on January 26, 2006.

With respect to a Business Combination that is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding less than 20% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per-share interest in the Trust Account computed without regard to the shares held by Founding Stockholders.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (October 28, 2005), or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units in the Offering discussed in Note 3 - “Initial Public Offering”).

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary PER Acquisition Corp,(“PER”) after elimination of all intercompany accounts and transactions. PER was organized as a Delaware corporation on January 25, 2006 for the purpose of merging into Tandem Energy Holdings, Inc. See Note 4 -  "Business Combination" for a discussion of a definitive agreement and plan of merger entered into January 26, 2006.

Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

For Federal income tax purposes, as of March 31, 2006, the Company has a net operating loss carry forward approximating $430,000, which expires in 2020 and 2021. The net operating loss carry forward gives rise to a deferred tax asset approximating $146,100 against which the Company has recorded a full valuation allowance since management believes that, based upon current available objective evidence, there is no assurance that the deferred tax asset will be realized.

The effective tax rate differs from the statutory rate of 34% due principally to Federal tax free interest income, permanent differences and the effect of New Jersey state income taxes.

Income Per Share

Income per share is computed by dividing the net income by the weighted-average number of shares of common stock outstanding during the period. The warrants outstanding were not considered in the calculation since they are not exercisable as of March 31, 2006.

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

Concentration of Risk

At March 31, 2006, the Company has cash balances in banks in excess of the maximum amount insured by the FDIC.

NOTE 2 - Basis of Presentation

The accompanying condensed consolidated unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q. These financial statements reflect all adjustments, consisting of normal and recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2006 and the results of operations and cash flows for the three months ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations presented are not necessarily indicative of the results to be expected for the future quarters or for the year ending December 31, 2006.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company believes it will have sufficient available funds (outside of the trust fund) to operate through March 31, 2007, in the event that the proposed business combination as described in Note 4 is not consummated during that time and assuming that the related performance deposit is returned. However, given the Company’s cash position of approximately $89,000 at March 31, 2006, limited sources of liquidity, current liabilities and expected continued costs associated with the proposed business combination, sufficient funds to continue operations may not be available if the proposed business combination is not consummated. We also may not have sufficient funds necessary to complete the proposed merger with Tandem. If, pursuant to the terms of the merger agreement, the performance deposit is forfeited, sufficient funds to continue to seek an alternative business combination may not be available absent additional sources of funds through a private debt financing or a private offering of debt or equity.

NOTE 3 - Initial Public Offering

On October 28, 2005, the Company sold to the public 14,400,000 units (“Units”) at an offering price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of the completion of a Business Combination with a target business or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable, in whole or in part, upon written consent of the representative of the underwriters, at a price of $0.01 per Warrant upon thirty (30) days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any twenty (20) trading days within a thirty (30) trading day period ending on the third day prior to the date on which notice of redemption is given. Separate trading of the common stock and Warrants comprising the Units commenced on or about December 9, 2005. An additional 2,160,000 Units could have been sold for over-allotments in the 45-day period after the closing date of October 28, 2005. No over-allotment Units were sold.

In connection with the Offering, the Company issued an option, for $100.00, to the representative of the underwriters to purchase up to 720,000 Units at an exercise price of $10.00 per Unit. The Units issuable upon exercise of this option are identical to those described in the preceding paragraph, except that the warrants underlying the Units will be exercisable at $7.50 per share. This option is exercisable at $10.00 per Unit commencing on the later of the consummation of a Business Combination and one year from the date of the prospectus relating to the Offering (October 24, 2005) and expiring five years from such date. The option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash.

The option and the 720,000 units, the 720,000 shares of common stock and the 720,000 warrants underlying such units, and the 720,000 shares of common stock underlying such warrants, have been deemed compensation by the National Association of Securities Dealers (“NASD”) and are therefore subject to a 180-day lock-up pursuant to Rule 2710(g)(1) of the NASD Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of the Offering prospectus (October 24, 2005). Although the purchase option and its underlying securities are intended to be registered under the registration statement relating to the Offering, the option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the date of the Offering with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company would be obligated to bear all fees and expenses attendant to registering the securities, other than underwriting commissions, which will be paid for by the holders themselves.

The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has accounted for the fair value of the option, inclusive of the receipt of the $100.00 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of this option is approximately $2,412,000 ($0.168 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to the representative of the underwriters is estimated as of the date of grant using the following assumptions: (i) expected volatility of 49.65%, (ii) risk-free interest rate of 4.34%, (iii) expected life of 5 years and (iv) a dividend rate of zero.

The volatility calculation of 49.65% is based on the 365-day average volatility of a representative sample of seven (7) companies with an average market capitalizations of $407.0 million, ranging from $309.0 million to $595.0 million, that Management believes are engaged in the oil and gas energy and production industry (the “Sample Companies”). Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its common stock price, which will depend on a number of factors which cannot be ascertained at this time. The Company referred to the 365-day average volatility of the Sample Companies because Management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of the Company’s common stock post-business combination. A one-year period was selected as being representative of the current environment and market valuations for companies in this sector. Although an expected life of five years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate a Business Combination within the prescribed time period and liquidates, the option would become worthless.

NOTE 4 - Proposed Business Combination

On January 26, 2006, the Company, and its wholly-owned subsidiary, PER Acquisition Corp., a Delaware corporation (“Acquisition Sub”) (formed in January 2006), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Tandem Energy Holdings Inc., a Nevada corporation (“Tandem”), pursuant to which, subject to satisfaction of the conditions contained in the Merger Agreement, Acquisition Sub will merge with and into Tandem (the “Merger”). At the effective time of the Merger (the “Effective Time”), Tandem will be the surviving corporation and will become a wholly-owned subsidiary of the Company.

Pursuant to the merger agreement, current stockholders of Tandem will receive, in the aggregate, approximately $102.0 million, in cash, less the amount required to retire the indebtedness of Tandem and its subsidiaries of approximately $42.5 million. More specifically, at the Effective Time and as a result of the Merger, holders of the outstanding Tandem common stock are to receive $2.53 per share. However, certain directors and officers of Tandem, who in the aggregate own approximately 85% of the outstanding Tandem common stock have waived their right to receive $0.40 of such consideration and have elected to receive only $2.13 per share. The waived amounts will be added to the amounts to be received by stockholders who purchased their shares directly from Tandem or in the open market. Accordingly, such stockholders will receive an aggregate of $4.50 per share.

On January 26, 2006, the Company provided to Tandem a performance deposit of $500,000 which will be applied toward the payment of the purchase price upon closing. The performance deposit would be forfeited in the event the Merger Agreement is terminated for any reason other than a material breach of the terms of the Merger Agreement by Tandem. The merger agreement further contemplates the reimbursement, at closing, of Tandem by the Company for all capital and workover-related costs for the period from January 1, 2006 through the closing in an amount not to exceed an average of $700,000 per month. Additionally, the merger agreement requires Tandem to have working capital of at least $5.0 million at closing (including its rights to unpaid reimbursements of capital and workover-related costs) with any shortfall to be covered by certain of Tandem’s stockholders who executed the merger agreement and any excess to be paid to such stockholders.

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In connection with the Merger Agreement:

a.  The Company retained C.K. Cooper & Company, Inc., an investment banking firm, to provide a fairness opinion as to whether the merger consideration is fair, from a financial point of view, to the Company’s stockholders and that the fair value of Tandem is at least equal to 80% of the Company’s net assets. The Company paid $50,000 upon execution of the agreement and is obligated for an additional payment of $30,000 upon closing of the merger transaction.

b.  In connection with the Merger Agreement, the Company entered into a letter agreement with Mr. Lance Duncan, an individual with prior affiliations with Tandem, who had been given limited authority by Tandem management to act on its behalf. Pursuant to the letter agreement, the Company agreed to pay Mr. Duncan a fee of $3.0 million at the consummation of the Merger for services rendered in connection with the Merger, including introduction of the parties, facilitation of the negotiations among the parties and release of any claims to ownership of shares of common stock of Tandem by Mr. Duncan and his affiliates. Pursuant to the letter agreement, the Company has also agreed to issue to Mr. Duncan over an 18-month period following the consummation of the Merger restricted shares of the Company’s common stock valued at $5.0 million in consideration of continuing consulting services, including investigation of possible future acquisitions for the Company and, if warranted, introductions to parties and facilitation of the negotiation process.

c.  Tandem believes that a substantial number of shares of Tandem common stock issued by one of the prior shell corporations may have been invalidly issued but could result in claims against the Company upon consummation of the Merger. These shares are not included in the outstanding shares of Tandem. Management believes that the indemnification obligations of stockholders of Tandem who are parties to the Merger Agreement (namely, Mr. Tim Culp, Mr. Jack Chambers, Mr. Todd Yocham and Mr. Michael Cunningham) would address such claims, if made, however, no amounts are held in escrow to support such indemnification obligations.

Deferred acquisition costs reflected on the condensed consolidated balance sheet as of March 31, 2006, includes costs incurred in connection with the Tandem transaction, including due diligence related costs, fair value consultants and other fees.

NOTE 5 - Commitments

As of March 31, 2006 the Company occupied office space provided by an affiliate of a Founding Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company agreed to pay such affiliate $7,500 per month for such office space and services commencing on the effective date of the Offering. As of March 31, 2006, $31,275 has been accrued with respect to this arrangement. Upon completion of a Business Combination or the distribution of the trust account to the public stockholders, the Company will no longer be required to pay this monthly fee.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In October 2005, the Company entered into a sublease for office space expiring April 2009 at the rate of $2,844 per month. The agreement provided that the Company, at its option, may cancel the sublease effective, November 2006, and that the sublessor could request that the Company vacate the premises on 60 days advanced notice. Pursuant to a termination agreement, the Company received a refund of advanced rent and of the security deposit aggregating $17,063, which was included in prepaid expenses and other current assets on the balance sheet as of December 31, 2005.

In February 2006, the Company entered into an operating facilities sublease arrangement in New Jersey. The term of the sublease commenced on March 1, 2006 and expires February 28, 2009, subject to earlier termination. The Company may terminate the sublease without penalty within a year of the commencement date by providing the sublessor two months’ prior written notice. Prior to the first anniversary of the commencement date, the sublessor may give notice to the Company that it has found an alternative tenant, at which point the Company has 10 days to elect to continue the sublease for the full term or vacate within two months. The gross rental commitment, including annual escalations and electric charge, approximates $20,000 for each year of the three year lease term, subject to earlier termination as described. Rent expense incurred under this arrangement for the three months ended March 31, 2006 aggregated $6,659.

The Company has engaged Casimir Capital LP (“CCLP”), the representative of the underwriters, on a non-exclusive basis, as its agent for the solicitation of the exercise of the Warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange Commission (“SEC”), the Company has agreed to pay CCLP for bona fide services rendered, a commission equal to 5% of the exercise price for each warrant exercised more than one year after the date of an effective prospectus if the exercise was solicited by the underwriters. In addition to soliciting, either orally or in writing, the exercise of the warrants, the representative’s services may also include disseminating information, either orally or in writing, to warrant holders about the Company or the market for its securities, and assisting in the processing of the exercise of the warrants. No compensation will be paid to the representative upon the exercise of the warrants if:

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

Overview

Platinum is a blank check company. We were formed on April 25, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business in the global oil and gas exploration and production, or E&P industry. Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of net assets at the time of such acquisition. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

At March 31, 2006, Platinum had not yet commenced any commercial operations. All activities for the period from April 25, 2005 (inception) through March 31, 2006 relate to the Company’s formation, the completion of the public offering and the identification of suitable, prospective business combinations. We selected December 31 as the Company’s fiscal year end.

Merger Announcement

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

The definitive merger agreement contemplates the merger of our wholly-owned subsidiary, PER Acquisition Corp., with and into Tandem, with current stockholders of Tandem receiving, in the aggregate, approximately $102.0 million in cash less the amount required to retire the indebtedness of Tandem and its subsidiaries of approximately $42.0 million. More specifically, at the effective time and as a result of the merger, holders of outstanding shares of common stock of Tandem are to receive $2.53 per share. However, since certain directors and officers of Tandem, who in the aggregate own approximately 85% of the outstanding Tandem common stock, have waived their right to receive $0.40 of such consideration and have elected to receive only $2.13 per share, the amounts so waived will be added to the amounts to be received by the stockholders who purchased their shares directly from Tandem or in the open market. Accordingly, such stockholders will receive an aggregate of $4.50 per share.

Our stockholders will not receive any cash or securities in the merger but will continue to hold the shares of Platinum common stock that they owned prior to the merger and, as a consequence of the merger, Platinum will become the parent company of Tandem.

The merger agreement further contemplates the reimbursement at closing of Tandem by Platinum for all capital and workover-related costs for the period from January 1, 2006 through the closing in an amount not to exceed an average of $700,000 per month. Additionally, the merger agreement requires Tandem to have working capital of at least $5.0 million at closing (including its rights to unpaid reimbursements of capital and workover-related costs) with any shortfall to be covered by certain of Tandem’s stockholders who executed the merger agreement and any excess to be paid to such stockholders.

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

In connection with the Merger Agreement, Platinum entered into a letter agreement with Mr. Lance Duncan, an individual with prior affiliations with Tandem, who had been given limited authority by Tandem management to act on its behalf. Pursuant to the letter agreement, Platinum agreed to pay Mr. Duncan a fee of $3.0 million at the consummation of the merger for services rendered in connection with the merger, including introduction of the parties, facilitation of the negotiations among the parties and release of any claims to ownership of shares of common stock of Tandem by Mr. Duncan and his affiliates. Pursuant to the letter agreement, Platinum has also agreed to issue to Mr. Duncan over an 18-month period following the consummation of the merger restricted shares of Platinum’s common stock valued at $5.0 million in consideration of continuing consulting services, including investigation of possible future acquisitions for Platinum and, if warranted, introductions to parties and facilitation of the negotiation process.

For a more complete discussion of our proposed merger with Tandem and of Tandem’s business, including the risks that are applicable to Platinum with respect to the proposed merger, see our preliminary proxy materials which are available, together with other documents filed by us with the SEC, free of charge, at the SEC’s website at http://www.sec.gov. Free copies of the proxy materials may also be obtained directly from us.

Results of Operations

For the three months ended March 31, 2006, we had net income of $470,952, attributable to net interest income of $723,119, resulting primarily from interest income earned on the proceeds of our IPO, offset by expenses attributable to organization and formation expenses, expenses incurred in identifying and qualifying an acquisition candidate and legal and accounting costs. As more fully described below, the interest income is earned on funds held in the trust account. The funds held in trust and related interest income are only available, subject to certain conditions, for use in making a qualified acquisition and not for our normal daily operating expenses. Interest income was derived from sources free of federal income taxes resulting in a lower than normal provision for income taxes.

Liquidity and Capital Resources

On October 28, 2005, we consummated our initial public offering of 14,400,000 units with each unit consisting of one share of our common stock, $0.0001 per share, and one warrant to purchase one share of common stock at an exercise price of $6.00 per share. The units were sold at an offering price of $8.00 per unit, generating gross proceeds of $115,200,000. The total net proceeds to us from the offering were approximately $106,472,000, of which $105,408,000 was deposited into a trust fund and the remaining proceeds ($1,064,000) are available to be used to provide for business, legal and accounting, due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund, earning interest, and contemplated for use in connection with a business combination. As of March 31, 2006, there was $106,607,221 held in the trust fund. Since the date of the IPO we used funds held outside of the trust to repay a note to a stockholder of $180,000, for the payment of directors and officers liability insurance premiums of $75,000 and to pay expenses incurred in connection with identifying an acquisition candidate. At March 31, 2006, we have $88,823 of the net proceeds that were not deposited into the trust fund available.

We intend to use substantially all of the net proceeds from the IPO to acquire a target business. To the extent that our capital stock is used, in whole or in part, as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business.

We believe we will have sufficient available funds (outside of the trust fund) to operate through March 31, 2007, in the event that the business combination with Tandem is not consummated during that time and assuming that our deposit is returned. However, given our cash position of approximately $89,000 at March 31, 2006, our limited sources of liquidity, our current liabilities and our expected continued costs associated with our proposed business combination, we may not have funds sufficient to continue our business if we do not consummate our proposed merger with Tandem. We also may not have sufficient funds necessary to complete the proposed merger with Tandem. If, pursuant to the terms of the merger agreement, our deposit is forfeited, we will not have sufficient funds to continue to seek an alternative business combination absent additional funds through private debt financing or a private offering of debt or equity.

In the period from October 28, 2005 through October 28, 2007, we estimate that we would incur approximately $300,000 in expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination and preparation of a proxy statement, an aggregate of $180,000 for the administrative fees payable to Platinum Partners Value Arbitrage, L.P. or other designated parties (a total of $7,500 per month for two years), $100,000 for expenses for the due diligence and investigation of a target business, $50,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $358,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $75,000 for director and officer liability insurance premiums. Many of these expenses have already been incurred and paid resulting in the Company’s cash position at March 31, 2006 as noted above.

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

Off-Balance Sheet Arrangements

As of March 31, 2006, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

The Company, under the supervision of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, management, including our chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective in alerting it in a timely manner to information relating to the Company required to be disclosed in this report.

During the three months ended March 31, 2006, there have been no significant changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material legal proceedings pending against us.

Item 1A.    Risk Factors.

The following is an additional risk from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Risk associated with our business

We may not have sufficient funds to continue our business if we do not consummate our proposed business combination.

Given our cash position of approximately $89,000 at March 31, 2006, our limited sources of liquidity, our current liabilities and our expected continued costs associated with our proposed business combination, we may not have funds sufficient to continue our business if we do not consummate our proposed merger with Tandem Energy Holdings, Inc. We also may not have sufficient funds necessary to complete the proposed merger with Tandem. We believe that we will have sufficient available funds to operate through March 31, 2007, in the event that the proposed business combination with Tandem is not consummated during that time and assuming that our deposit is returned. However, if, pursuant to the terms of the merger agreement, our deposit is forfeited, we will not have sufficient funds to continue to seek an alternative business combination absent additional funds through private debt financing or a private offering of debt or equity. No assurance can be given the we will be able to consummate our proposed merger with Tandem and, if we do not, whether our deposit will be returned.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

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

PLATINUM ENERGY RESOURCES, INC.

Date: May 15, 2006	By:	/s/ Mark Nordlicht
Mark Nordlicht
Chairman of the Board