Form 10-Q
period 2006-06-30
PLATINUM ENERGY RESOURCES INC
filed 2006-08-14
CIK 1329605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 14, 2006, 18,000,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
Table of Contents
Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	1-10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits	15

Signatures	16

i

FINANCIAL INFORMATION

Item 1.   Financial Statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2006	2005
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$6,836	$902,498
Cash and cash equivalents held in trust	107,448,183	105,884,102
Prepaid expenses and other current assets	32,242	118,711
Total Current Assets	107,487,261	106,905,311
Performance deposit	500,000	--
Deferred acquisition and financing costs	893,865	--
TOTAL ASSETS	$108,881,126	$106,905,311

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$773,444	$87,795
Due to related party	50,445	16,875
Note payable - stockholder	50,000	--
Income taxes payable - state	139,300	28,100
Total Current Liabilities	1,013,189	132,770

Common stock subject to possible redemption, 2,878,560 shares at conversion value	21,478,891	21,071,059

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 1,000,000 authorized, 0 issued	--	--
Common stock, $.0001 par value; 75,000,000 shares authorized; 18,000,000 shares (which includes 2,878,560 subject to possible conversion) issued and outstanding	1,512	1,512
Additional paid-in capital	85,424,242	85,424,242
Earnings accumulated during the development stage	963,292	275,728

TOTAL STOCKHOLDERS' EQUITY	86,389,046	85,701,482

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$108,881,126	$106,905,311

See notes to condensed consolidated financial statements

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006	Period from April 25, 2005 (Inception) to June 30, 2005	Cumulative for the Period from April 25, 2005 (Inception) to June 30, 2006
	(Unaudited)	(Unaudited)		(Unaudited)

OPERATING EXPENSES
Administrative cost allowance - related party	$19,170	$33,570	$--	$50,445
Marketing, general and administrative expenses	134,048	323,915	3,719	474,314

Total operating expenses	153,218	357,485	3,719	524,759

OTHER INCOME (EXPENSES)
Interest income, net of interest allocated to common stock subject to possible redemption of $168,101, $407,832, $ 0 and $407,832	672,854	1,156,249	--	1,632,351
Interest (expense)	--	--	(1,093)	(5,000)
Total other income (expense)	672,854	1,156,249	(1,093)	1,627,351

NET INCOME BEFORE INCOME TAXES	519,636	798,764	(4,812)	1,102,592
PROVISION FOR INCOME TAXES	63,300	111,200	--	139,300

NET INCOME (LOSS)	$456,336	$687,564	$(4,812)	$963,292

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES BASIC AND DILUTED	15,121,440	15,121,440	3,600,000

NET INCOME (LOSS) PER COMMON SHARE BASIC AND DILUTED	$0.03	$0.05	$(0.00)

 See notes to condensed consolidated financial statements

PLATINUM ENERGY RESOURCES, INC.AND SUBSIDIARY
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock
	Shares	Amount	Additional paid-in capital	Earnings accumulated during the development stage	Total stockholders equity

Common shares issued to founders for cash, May 6, 2005 at $.0077 per share	3,250,000	$325	$24,675	$--	$25,000
Retroactive effect of common stock dividend, declared September 23, 2005	1,250,000	125	(125)	--	--
Retroactive effect of four-for-five reverse split effected October 21, 2005	(900,000)	(90)	90	--	--
Sale of 14,400,000 units, net of underwriters’ discount and offering expenses (includes 2,878,560 shares subject to possible conversion) on October 28, 2005 at $8.00 per unit	14,400,000	1,440	106,470,273	--	106,471,713
Proceeds subject to possible conversion of 2,878,560 shares	(2,878,560)	(288)	(21,070,771)	--	(21,071,059)
Proceeds from issuance of option	--	--	100	--	100
Net income, for the period from April 25, 2005 (Inception) to December 31, 2005	--	--	--	275,728	275,728
Balance at December 31, 2005	15,121,440	1,512	85,424,242	275,728	85,701,482
Net income, for the six months ended June 30, 2006 (unaudited)	--	--	--	687,564	687,564
Balance at June 30, 2006 (unaudited)	15,121,440	$1,512	$85,424,242	$963,292	$86,389,046

See notes to condensed consolidated financial statements

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2006	Period from April 25, 2005 (Inception) to June 30, 2005	Cumulative for the Period from April 25, 2005 (Inception) to June 30, 2006
	(Unaudited)		(Unaudited)

Cash Flows From Operating Activities
Net income	$687,564	$(4,812)	$963,292
Adjustments to reconcile net income to net cash used in operating activities:
Interest on cash held in trust, net of interest income allocated to common stock subject to possible redemption	407,832	--	407,832
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	86,469	--	(32,242)
Accrued expenses	685,649	1,093	773,444
Due to related party	33,570	--	50,445
Income taxes payable	111,200	--	139,300
Net cash provided by (used in) operating activities	2,012,284	(3,719)	2,302,071

Cash Flows From Investing Activities
Cash held in Trust Fund	(1,564,081)	--	(107,448,183)
Performance deposit	(500,000)	--	(500,000)
Deferred acquistion and financing costs	(893,865)	--	(893,865)
Net cash used in investing activities	(2,957,946)	--	(108,842,048)

Cash Flows From Financing Activities
Proceeds from the sale of common stock	--	25,000	25,000
Proceeds from note payable-stockholder	50,000	175,000	230,000
Repayment of note payable-stockholder	--	--	(180,000)
Gross proceeds of public offering	--	--	115,200,000
Payments of costs of public offering	--	--	(8,728,287)
Payment of deferred offering costs	--	(114,090)	--
Proceeds from issuance of underwriter’s stock option	--	--	100
Net cash provided by financing activities	50,000	85,910	106,546,813

Net (Decrease) Increase in Cash	(895,662)	82,191	6,836

Cash - Beginning of the Period	902,498	--	--

Cash - End of Period	$6,836	$82,191	$6,836

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$--	$--	$5,000
Income taxes	$--	$--	$--
Non-Cash Investing and Financing Activities:
Deferred offering costs accrued and deferred	$--	$35,000	$--

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

As of June 30, 2006, the Company had not yet commenced any commercial operations. All activities through June 30, 2006 relate to the Company's formation, the completion of the public offering described below and the completion of the Merger transaction , as defined below. The Company selected December 31 as its fiscal year-end. The accompanying condensed consolidated financial statements have been prepared in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Development Stage Enterprises, since planned principal operations have not commenced.

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary PER Acquisition Corp, (“PER”) after elimination of all intercompany accounts and transactions. PER was organized as a Delaware corporation on January 25, 2006 for the purpose of merging into Tandem Energy Holdings, Inc. See Note 4 -  "Business Combination" for a discussion of a definitive agreement and plan of merger entered into January 26, 2006.

Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

For Federal income tax purposes, as of June 30, 2006, the Company has a net operating loss carry forward approximating $630,000, which expires in 2020 and 2021. The net operating loss carry forward gives rise to a deferred tax asset approximating $214,000 against which the Company has recorded a full valuation allowance since management believes that, based upon current available objective evidence, it is not more likely than not that the deferred tax asset will be realized.

The effective tax rate differs from the statutory rate of 34% due principally to Federal tax free interest income, permanent differences and the effect of New Jersey state income taxes.

Income (Loss) Per Share

Income per share is computed by dividing the net income or loss by the weighted-average number of shares of common stock outstanding during the period. The warrants outstanding were not considered in the calculation since they are not exercisable as of June 30, 2006.

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

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements. Such standards may have an effect on financial statements in future periods.

Concentration of Risk

At June 30, 2006, the Company has cash balances in banks in excess of the maximum amount insured by the FDIC.

NOTE 2 - Basis of Presentation

The accompanying condensed consolidated unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q. These financial statements reflect all adjustments, consisting of normal and recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2006 and the results of operations and cash flows for the three and six month periods ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations presented are not necessarily indicative of the results to be expected for the future quarters or for the year ending December 31, 2006.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company believes it will have sufficient available funds (outside of the trust fund) to operate through June 30, 2007, in the event that the proposed business combination as described in Note 4 is not consummated during that time and assuming that the related performance deposit is returned. However, given the Company’s cash position of approximately $7,000 at June 30, 2006, limited sources of liquidity, current liabilities and expected continued costs associated with the proposed business combination, sufficient funds to continue operations may not be available if the proposed business combination is not consummated. We also may not have sufficient funds necessary to complete the proposed merger with Tandem. If, pursuant to the terms of the merger agreement, the performance deposit is forfeited, sufficient funds to continue to seek an alternative business combination may not be available absent additional sources of funds through a private debt financing or a private offering of debt or equity.

NOTE 3 - Initial Public Offering

On October 28, 2005, the Company sold to the public 14,400,000 units (“Units”) at an offering price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of the completion of a Business Combination with a target business or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. At the Company’s option the Warrants will be redeemable, in whole or in part, upon written consent of the representative of the underwriters, at a price of $0.01 per Warrant upon thirty (30) days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any twenty (20) trading days within a thirty (30) trading day period ending on the third day prior to the date on which notice of redemption is given. Separate trading of the common stock and Warrants comprising the Units commenced on or about December 9, 2005. An additional 2,160,000 Units could have been sold for over-allotments in the 45-day period after the closing date of October 28, 2005. No over-allotment Units were sold.

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

The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or a recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has accounted for the fair value of the option, inclusive of the receipt of the $100.00 cash payment, as a cost of the Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of this option is approximately $2,412,000 ($0.168 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to the representative of the underwriters is estimated as of the date of grant using the following assumptions: (i) expected volatility of 49.65%, (ii) risk-free interest rate of 4.34%, (iii) expected life of 5 years and (iv) a dividend rate of zero.

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

NOTE 4 - Proposed Business Combination

On January 26, 2006, the Company, and its wholly-owned subsidiary, PER Acquisition Corp., a Delaware corporation (“Acquisition Sub”) (formed on January 25, 2006), entered into a definitive Agreement and Plan of Merger, as amended, (the “Merger Agreement”) with Tandem Energy Holdings Inc., a Nevada corporation (“Tandem”), which was amended on June 30, 2006 and July 31, 2006 pursuant to which, subject to satisfaction of the conditions contained in the Merger Agreement, Acquisition Sub will merge with and into Tandem (the “Merger”). At the effective time of the Merger (the “Effective Time”), Tandem will be the surviving corporation and will become a wholly-owned subsidiary of the Company.

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

c.
Tandem has been informed of a claim of ownership of 2.7 million shares of Tandem common stock. Tandem believes such shares to be a portion of 2.878 million shares which Tandem asserts were invalidly issued but such claim could result in a claim against Platinum upon consummation of the merger. Tandem has filed a lawsuit in Nevada District Court seeking a declaration by the court that the certificates evidencing the shares were not validly issued, that such shares should be cancelled by the transfer agent, that the third party does not have a valid claim to or interest in the shares and the party claiming ownership of the 2.7 million shares has filed a competing lawsuit in the Florida Circuit Court, naming Platinum as a defendant in addition to Tandem based upon the mistaken belief that the merger has already been consummated. These shares are not included in the outstanding shares of Tandem. Pursuant to the terms of the merger agreement, as amended, certain major stockholders of Tandem will indemnify Platinum against, among other things, claims arising or losses resulting from capitalization issues; such indemnification obligations are not subject to financial limitations or qualifications. The merger agreement, as amended, provides that $5 million of the merger consideration otherwise payable to Messrs. Culp, Chambers, Yocham and Cunningham will be deposited with the exchange agent (appointed to act as agent for receipt of the shares of Tandem common stock and issuance of merger consideration payments to the stockholders of Tandem tendering their shares) to be held in escrow for a period of 2 years to be used to support such shareholders’ indemnification obligations. The amount held in escrow will be available for, among other things, payment of the claim of Mr. Mortensen or his transferee (if adjudicated to be valid after the merger has been consummated) as well as for other claims or losses resulting from capitalization issues. The amount of the escrow does not reflect a limitation relating to the indemnification obligations of Messrs. Culp, Chambers, Yocham and Cunningham which obligations are unlimited under the merger agreement. Management of Platinum believes that these provisions would address the claim of ownership of 2.878 million shares of Tandem common stock and other claims, if made. However, the amount held in escrow to support the indemnification obligations may be insufficient to address such claims and Platinum would then rely solely on the unsecured indemnification obligations of Messrs. Culp, Chambers, Yocham and Cunningham.

d.
In July 2006, the Company received a commitment letter from a bank, conditioned upon consummation of the Tandem transaction and execution of a definitive financing agreement, for $45,000,000 in financing. This arrangement is comprised of a $35,000,000 formula based secured reducing revolving line of credit and a $10,000,000 secured acquisition line of credit. Availability will be subject to a formula based upon assets and maintenance of compliance with certain financial ratios. The arrangement would have a four-year term, and would require minimum $825,000 monthly mandatory principal payments to reduce any outstanding balance of the revolving line of credit.

Deferred acquisition and financing costs reflected on the condensed consolidated balance sheet as of June 30, 2006, includes costs principally incurred in connection with the Tandem transaction, including due diligence related costs, fair value consultants and other fees.

NOTE 5 - Note Payable - Stockholder

In May 2006, the Company received $50,000 from the proceeds of a note payable to an officer and stockholder of the Company. The note bears interest at 5% per annum and is due on the earlier of (i) April 28, 2007 or (ii) upon the consummation of the Merger.

NOTE 6 - Commitments

As of June 30, 2006 the Company occupied office space provided by an affiliate of a Founding Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company agreed to pay such affiliate $7,500 per month for such office space and services commencing on the effective date of the Offering. As of June 30, 2006, $50,445 has been accrued with respect to this arrangement. Upon completion of a Business Combination or the distribution of the trust account to the public stockholders, the Company will no longer be required to pay this monthly fee.

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

At June 30, 2006, Platinum had not yet commenced any commercial operations. All activities for the period from April 25, 2005 (inception) through June 30, 2006 relate to the Company’s formation, the completion of the public offering and the completion of the Merger described below. We selected December 31 as the Company’s fiscal year end.

Merger Announcement

On January 26, 2006, we announced that we had executed a definitive agreement and plan of merger with Tandem Energy Holdings, Inc., a Nevada corporation (“Tandem”) which was amended on June 30, 2006 and July 31, 2006, pursuant to which, subject to satisfaction of the conditions contained in the merger agreement, our wholly-owned subsidiary, PER Acquisition Corp., will merge with and into Tandem. At the effective time of the merger, Tandem would be the surviving corporation in the merger with PER Acquisition Corp. and would continue as a wholly-owned subsidiary of Platinum. Currently, Tandem, through its wholly-owned subsidiary, Tandem Energy Corporation, a Colorado corporation headquartered in Midland, Texas, is engaged in the oil and gas E&P industry and operates oil fields in Texas and New Mexico.

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

Results of Operations

For the three and six month periods ended June 30, 2006, we had net income of $456,336 and $687,564, respectively, attributable to net interest income of $672,854 and $1,156,249, respectively, resulting primarily from interest income earned on the proceeds of our IPO, offset by expenses attributable to organization and formation expenses, expenses incurred in identifying and qualifying an acquisition candidate and legal and accounting costs. As more fully described below, the interest income is earned on funds held in the trust account. The funds held in trust and related interest income are only available, subject to certain conditions, for use in making a qualified acquisition and not for our normal daily operating expenses. Interest income was derived from sources free of federal income taxes resulting in a lower than normal provision for income taxes.

Liquidity and Capital Resources

On October 28, 2005, we consummated our initial public offering of 14,400,000 units with each unit consisting of one share of our common stock, $0.0001 per share, and one warrant to purchase one share of common stock at an exercise price of $6.00 per share. The units were sold at an offering price of $8.00 per unit, generating gross proceeds of $115,200,000. The total net proceeds to us from the offering were approximately $106,472,000, of which $105,408,000 was deposited into a trust fund and the remaining proceeds ($1,064,000) were available to be used to provide for business, legal and accounting, due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund, earning interest, and contemplated for use in connection with a business combination. As of June 30, 2006, there was $107,448,183 held in the trust fund. In the six months ended June 30, 2006, we used $500,000 towards a deposit on the Tandem acquisition and $893,865 for deferred acquisition and financing costs, principally for the Tandem acquisition. In June 2006, we received $50,000 of proceeds from a short term note payable issued to our Chairman. At June 30, 2006, we had cash balances not deposited in the trust fund approximating $7,000.

In July 2006, we received a commitment letter from a bank, conditioned upon consummation of the Tandem transaction and execution of a definitive financing agreement for $45,000,000 in financing. This arrangement is comprised of a $35,000,000 formula based secured reducing revolving line of credit and a $10,000,000 secured acquisition line of credit. Availability will be subject to a formula based upon assets and maintenance of compliance with certain financial ratios. The arrangement would have a four-year term, and would require minimum $825,000 monthly mandatory payments to reduce any outstanding balance of the revolving line of credit.

We intend to use substantially all of the net proceeds from the IPO to acquire a target business. To the extent that our capital stock is used, in whole or in part, as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business.

We believe we will have sufficient available funds (outside of the trust fund) to operate through June 30, 2007, in the event that the business combination with Tandem is not consummated during that time and assuming that our deposit is returned. However, given our cash position of approximately $7,000 at June 30, 2006, our limited sources of liquidity, our current liabilities and our expected continued costs associated with our proposed business combination, we may not have funds sufficient to continue our business if we do not consummate our proposed merger with Tandem. We also may not have sufficient funds necessary to complete the proposed merger with Tandem. If, pursuant to the terms of the merger agreement, our deposit is forfeited, we will not have sufficient funds to continue to seek an alternative business combination absent additional funds through private debt financing or a private offering of debt or equity.

In the period from October 28, 2005 through October 28, 2007, we estimate that we would incur approximately $300,000 in expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination and preparation of a proxy statement, an aggregate of $180,000 for the administrative fees payable to Platinum Partners Value Arbitrage, L.P. or other designated parties (a total of $7,500 per month for two years), $100,000 for expenses for the due diligence and investigation of a target business, $50,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $358,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $75,000 for director and officer liability insurance premiums. Many of these expenses have already been incurred, and in some cases have increased, and paid resulting in the Company’s cash position at June 30, 2006 as noted above.

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

Off-Balance Sheet Arrangements

As of June 30, 2006, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

The Company, under the supervision of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, management, including our chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective in alerting it in a timely manner to information relating to the Company required to be disclosed in this report.

During the six months ended June 30, 2006, there have been no significant changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

OTHER INFORMATION

Item 1.   Legal Proceedings.

A lawsuit was filed against Platinum in Florida Circuit Court on or about June 14, 2006. The lawsuit involves a claim with respect to ownership of 2.7 million shares of the common stock of Tandem that were purportedly transferred to a third party by an affiliate of Mr. Lyle Mortensen, one of the promoters of Tandem, which shares Tandem maintains were invalidly issued and subsequently cancelled in 2005 by board action of Tandem’s board. The third party’s suit is against Tandem and Platinum seeking a declaration by the court that Tandem’s cancellation of the shares was improper and that the third party is the rightful owner of the shares and an injunction prohibiting Tandem and Platinum from taking any action in detriment to his alleged rights in and to the shares. Tandem and Platinum have no contacts with the State of Florida and have filed a motion seeking dismissal of the lawsuit on the grounds that Florida courts have no jurisdiction over them. This motion is currently pending before the court. In addition, Platinum and Tandem are seeking sanctions against the third party for filing a frivolous lawsuit.

There are no other material legal proceedings pending against us.

Item 1A.    Risk Factors.

The following is an additional risk from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Risk associated with our business

We may not have sufficient funds to continue our business if we do not consummate our proposed business combination.

Given our cash position of approximately $7,000 at June 30, 2006, our limited sources of liquidity, our current liabilities and our expected continued costs associated with our proposed business combination, we may not have funds sufficient to continue our business if we do not consummate our proposed merger with Tandem Energy Holdings, Inc. We also may not have sufficient funds necessary to complete the proposed merger with Tandem. We believe that we will have sufficient available funds to operate through June 30, 2007, in the event that the proposed business combination with Tandem is not consummated during that time and assuming that our deposit is returned. However, if, pursuant to the terms of the merger agreement, our deposit is forfeited, we will not have sufficient funds to continue to seek an alternative business combination absent additional funds through private debt financing or a private offering of debt or equity. No assurance can be given the we will be able to consummate our proposed merger with Tandem and, if we do not, whether our deposit will be returned.

A lawsuit involving disputed claim of ownership of shares of Tandem common stock could result in a claim against us upon consummation of the proposed merger with Tandem.

Tandem has been informed of a claim of ownership of 2.7 million shares of Tandem common stock. Tandem believes such shares to be a portion of 2.878 million shares which Tandem asserts were invalidly issued but such claim could result in a claim against Platinum upon consummation of the merger. Tandem has filed a lawsuit in Nevada District Court seeking a declaration by the court that the certificates evidencing the shares were not validly issued, that such shares should be cancelled by the transfer agent, that the third party does not have a valid claim to or interest in the shares and the party claiming ownership of the 2.7 million shares has filed a competing lawsuit in the Florida Circuit Court, naming Platinum as a defendant in addition to Tandem based upon the mistaken belief that the merger has already been consummated. These shares are not included in the outstanding shares of Tandem. Pursuant to the terms of the merger agreement, as amended, certain major stockholders of Tandem will indemnify Platinum against, among other things, claims arising or losses resulting from capitalization issues; such indemnification obligations are not subject to financial limitations or qualifications. The merger agreement, as amended, provides that $5 million of the merger consideration otherwise payable to Messrs. Culp, Chambers, Yocham and Cunningham will be deposited with the exchange agent (appointed to act as agent for receipt of the shares of Tandem common stock and issuance of merger consideration payments to the stockholders of Tandem tendering their shares) to be held in escrow for a period of 2 years to be used to support such shareholders’ indemnification obligations. The amount held in escrow will be available for, among other things, payment of the claim of Mr. Mortensen or his transferee (if adjudicated to be valid after the merger has been consummated) as well as for other claims or losses resulting from capitalization issues. The amount of the escrow does not reflect a limitation relating to the indemnification obligations of Messrs. Culp, Chambers, Yocham and Cunningham which obligations are unlimited under the merger agreement. Management of Platinum believes that these provisions would address the claim of ownership of 2.878 million shares of Tandem common stock and other claims, if made. However, the amount held in escrow to support the indemnification obligations may be insufficient to address such claims and Platinum would then rely solely on the unsecured indemnification obligations of Messrs. Culp, Chambers, Yocham and Cunningham.

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

PLATINUM ENERGY RESOURCES, INC.

Date: August 14, 2006	By:	/s/ Mark Nordlicht
Mark Nordlicht
Chairman of the Board