Form 10-Q
period 2006-09-30
PLATINUM ENERGY RESOURCES INC
filed 2006-11-17
CIK 1329605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).
Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☒

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 10, 2006, 18,000,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY

i

FINANCIAL INFORMATION

Item 1. Financial Statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$145,944	$902,498
Cash and cash equivalents held in trust	108,321,924	105,884,102
Prepaid expenses and other current assets	9,475	118,711
Total Current Assets	108,477,343	106,905,311
Deferred acquisition and financing costs	1,263,136	—
TOTAL ASSETS	$109,740,479	$106,905,311

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$845,156	$87,795
Due to related party	67,950	16,875
Notes payable - stockholder	75,000	—
Income taxes payable - state	207,100	28,100
Total Current Liabilities	1,195,206	132,770

Common stock subject to possible redemption, 2,878,560 shares at conversion value	21,653,552	21,071,059

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 1,000,000 authorized, 0 issued	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized; 18,000,000 shares (which includes 2,878,560 subject to possible conversion) issued and outstanding	1,512	1,512
Additional paid-in capital	85,424,242	85,424,242
Earnings accumulated during the development stage	1,465,967	275,728

TOTAL STOCKHOLDERS' EQUITY	86,891,721	85,701,482

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$109,740,479	$106,905,311

See notes to condensed consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006	Three Months Ended September 30, 2005	Period from April 25, 2005 (Inception) to September 30, 2005	Cumulative for the Period from April 25, 2005 (Inception) to September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING EXPENSES
Administrative cost allowance - related party	$17,505	$51,075	$—	$—	$67,950
Marketing, general and administrative expenses	109,633	433,548	137	3,856	583,947

Total operating expenses	127,138	484,623	137	3,856	651,897

OTHER INCOME (EXPENSES)
Interest income, net of interest allocated to common stock subject to possible redemption of $174,662, $582,493, $0, $0 and $582,493	699,080	1,855,329	—	—	2,331,431
Interest (expense)	(1,467)	(1,467)	(1,767)	(2,859)	(6,467)
Total other income (expense)	697,613	1,853,862	(1,767)	(2,859)	2,324,964

NET INCOME BEFORE INCOME TAXES	570,475	1,369,239	(1,904)	(6,715)	1,673,067
PROVISION FOR INCOME TAXES	67,800	179,000	—	—	207,100

NET INCOME (LOSS)	$502,675	$1,190,239	$(1,904)	$(6,715)	$1,465,967

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
BASIC	15,121,440	15,121,440	3,600,000	3,600,000
DILUTED	17,513,763	17,475,878	3,600,000	3,600,000

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.03	$0.08	$0.00	$0.00
DILUTED	$0.03	$0.07	$0.00	$0.00

See notes to condensed consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional paid-in	Earnings accumulated during the development	Total stockholders
	Shares	Amount	capital	stage	equity

Common shares issued to founders for cash, May 6, 2005 at $.0077 per share	3,250,000	$325	$24,675	$—	$25,000
Retroactive effect of common stock dividend, declared September 23, 2005	1,250,000	125	(125)	—	—
Retroactive effect of four-for-five reverse split effected October 21, 2005	(900,000)	(90)	90	—	—
Sale of 14,400,000 units, net of underwriters’ discount and offering expenses (includes 2,878,560 shares subject to possible conversion)	14,400,000	1,440	106,470,273	—	106,471,713
Proceeds subject to possible conversion of 2,878,560 shares	(2,878,560)	(288)	(21,070,771)	—	(21,071,059)
Proceeds from issuance of option	—	—	100	—	100
Net income, for the period from April 25, 2005 (Inception) to December 31, 2005	—	—	—	275,728	275,728
Balance at December 31, 2005	15,121,440	1,512	85,424,242	275,728	85,701,482
Net income, for the nine months ended September 30, 2006	—	—	—	1,190,239	1,190,239
Balance at June 30, 2006	15,121,440	$1,512	$85,424,242	$1,465,967	$86,891,721

See notes to condensed consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2006	Period from April 25, 2005 (Inception) to September 30, 2005	Cumulative for the Period from April 25, 2005 (Inception) to September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net income	$1,190,239	$(6,715)	$1,465,967
Adjustments to reconcile net income to net cash used in operating activities:
Interest on cash held in trust, net of interest income allocated to common stock subject to possible redemption	582,493	—	582,493
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	109,236	—	(9,475)
Accounts payable and accrued expenses	16,596	2,860	104,391
Due to related party	51,075	10,208	67,950
Income taxes payable - state	179,000	—	207,100
Net cash provided by (used in) operating activities	2,128,639	6,353	2,418,426

Cash Flows From Investing Activities
Cash and cash equivalents held in Trust Fund	(2,437,822)	—	(108,321,924)
Performance deposit	(500,000)	—	(500,000)
Recovery of perfomance deposit upon restructuring	500,000		500,000
Deferred acquistion and financing costs	(522,371)	—	(522,371)
Net cash used in investing activities	(2,960,193)	—	(108,844,295)

Cash Flows From Financing Activities
Proceeds from the sale of common stock	—	25,000	25,000
Proceeds from note payable-stockholder	75,000	180,000	255,000
Repayment of note payable-stockholder	—	—	(180,000)
Gross proceeds of public offering	—	—	115,200,000
Payments of costs of public offering	—	—	(8,728,287)
Payment of deferred offering costs	—	(207,706)	—
Proceeds from issuance of underwriter’s stock option	—	—	100
Net cash provided by financing activities	75,000	(2,706)	106,571,813

Net (Decrease) Increase in Cash	(756,554)	3,647	145,944

Cash - Beginning of the Period	902,498	—	—

Cash - End of Period	$145,944	$3,647	$145,944

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—	$5,000
Income taxes	$—	$—	$—
Non-Cash Investing and Financing Activities:
Deferrred acquisition and financing costs accrued and deferred	$740,765	$—	$740,765

See notes to condensed consolidated financial statements.

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

As of September 30, 2006, the Company had not yet commenced any commercial operations. All activities through September 30, 2006 relate to the Company's formation, the completion of the public offering described below and the completion of the Asset Acquisition transaction, as described in Note 4 below. The Company selected December 31 as its fiscal year-end. The accompanying condensed consolidated financial statements have been prepared in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Development Stage Enterprises, since planned principal operations have not commenced.

The registration statement of the Company’s initial public offering (“Offering”) was declared effective on October 24, 2005. The Company consummated the Offering on October 28, 2005 and received net proceeds of approximately $106,472,000. See Note 3 - “Initial Public Offering,” for a complete discussion. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business in the global oil and gas energy and production industry (“Business Combination”). There is no assurance that the Company will be able to successfully affect a Business Combination. An amount of $105,408,000 of the net proceeds plus interest earned is being held in a trust account (“Trust Account”) and invested in United States Treasury Bills having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of the consummation of its first Business Combination or liquidation of the Company. The Company’s first Business Combination must be with a target business or businesses whose collective fair market value would be at least equal to 80% of the Company’s net assets at the time of such acquisition. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Founding Stockholders”), have agreed to vote their 3,600,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable. See Note 4 - “Business Combination,” for a discussion of a definitive Asset Acquisition Agreement and Plan of Reorganization entered into on October 4, 2006, which replaced an Agreement and Plan of Merger entered into on January 26, 2006 with the same parties.

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Nature of Operations and Summary of Significant Accounting Policies, continued

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

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary PER Acquisition Corp, (“PER”) after elimination of all intercompany accounts and transactions. PER was organized as a Delaware corporation on January 25, 2006 for the purpose of merging into Tandem Energy Holdings, Inc. (“Tandem”) See Note 4 -  "Business Combination" for a discussion of a definitive agreement and plan of merger entered into January 26, 2006, which agreement was subsequently terminated and replaced by a definitive Asset Acquisition Agreement and Plan of Reorganization entered into on October 4, 2006.

Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

For Federal income tax purposes, as of September 30, 2006, the Company has a net operating loss carry forward approximating $1,400,000, which expires in 2020 and 2021. The net operating loss carry forward gives rise to a deferred tax asset approximating $475,000 against which the Company has recorded a full valuation allowance since management believes that, based upon current available objective evidence, that it is more likely than not that the deferred tax asset will not be realized.

The effective tax rate differs from the statutory rate of 34% due principally to Federal tax free interest income, permanent differences, the increase in the valuation allowance, and the effect of New Jersey state income taxes.

Income Per Share

The Company follows the provisions of SFAS No. 128, “Earnings Per Share”. In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) were computed by dividing earnings by the weighted average number of common shares outstanding for the period. Earnings per common share amounts, assuming dilution (“Diluted EPS”), were computed by reflecting the potential dilution from the exercise of dilutive common stock purchase warrants. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the condensed consolidated statements of operations.

A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for earnings is as follows.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Nature of Operations and Summary of Significant Accounting Policies, continued

	Three months ended September 30, 2006
	Net Income (Numerator)	Shares (Denominator)	Per Share Amounts

Basic EPS
Net Income	$502,675	15,121,440	$0.03
Effect of Dilutive Securities
Warrants	$—	2,392,323	$—
Net income attributable to common stock and assumed exercise of warrants	$502,675	17,513,763	$0.03

	Nine months ended September 30, 2006
	Net Income (Numerator)	Shares (Denominator)	Per Share Amounts

Basic EPS
Net Income	$1,190,239	15,121,440	$0.08
Effect of Dilutive Securities
Warrants	$—	2,354,438	$.01
Net income attributable to common stock and assumed exercise of warrants	$1,190,239	17,475,878	$0.07

An option to purchase 720,000 Units was excluded in the computation of diluted EPS for the three and nine months ended September 30, 2006 because the option price exceeded the average market price for the Units in these periods.

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

Concentration of Credit Risk

At September 30, 2006, the Company has cash balances in banks in excess of the maximum amount insured by the FDIC.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Nature of Operations and Summary of Significant Accounting Policies, continued

Recent Accounting pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, that the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. In addition, this statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this statement simplifies and codifies related guidance within generally accepted accounting principles. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company’s adoption of SFAS No. 157 is not expected to have a material effect on its financial statements.

NOTE 2 - Basis of Presentation

The accompanying condensed consolidated unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q. These financial statements reflect all adjustments, consisting of normal and recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2006 and the results of operations and cash flows for the three and nine month periods ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations presented are not necessarily indicative of the results to be expected for the future quarters or for the year ending December 31, 2006.

The Company believes it will have sufficient available funds (outside of the trust fund) to operate through September 30, 2007, in the event that the proposed business combination as described in Note 4 is not consummated during that time. The principal sources of these funds will be from loans advanced from certain stockholders of the Company. There can be no assurance that the acquisition described in Note 4 will be consummated.

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
(Unaudited)

NOTE 3 - Initial Public Offering, continued

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - Proposed Business Combination

On January 26, 2006, we announced that we had executed a definitive agreement and plan of merger with Tandem Energy Holdings, Inc., a Nevada corporation, which was amended on June 30, 2006 and July 31, 2006, pursuant to which, subject to satisfaction of the conditions contained in the merger agreement, our wholly-owned subsidiary, PER Acquisition Corp., would merge with and into Tandem. At the effective time of the merger, Tandem would be the surviving corporation in the merger with PER Acquisition Corp. and would continue as a wholly-owned subsidiary of Platinum. Currently, Tandem, through its wholly-owned subsidiary, Tandem Energy Corporation, a Colorado corporation headquartered in Midland, Texas, is engaged in the oil and gas E&P industry and operates oil fields in Texas and New Mexico.

The definitive merger agreement contemplated the merger of the Company’s wholly-owned subsidiary, PER Acquisition Corp., with and into Tandem, with current stockholders of Tandem receiving, in the aggregate, approximately $102 million in cash less the amount required to retire the indebtedness of Tandem and its subsidiaries of approximately $42 million.

On October 4, 2006, Platinum, the Company’s wholly-owned subsidiary, PER Acquisition Corp., and Tandem restructured their previously announced merger and Platinum, PER Acquisition Corp. and Tandem’s wholly-owned subsidiary Tandem Energy Corporation (“TEC”) entered into an Asset Acquisition Agreement and Plan of Reorganization pursuant to which Platinum will acquire all of the assets and assume substantially all of the liabilities of TEC, including approximately $42 million of TEC’s debt which will be retired at closing, in exchange for the issuance of approximately eight million shares of Platinum common stock to TEC. The total number of shares to be received by TEC will be determined by dividing $60 million by the per share cash value of Platinum’s IPO trust account, which is determined by dividing the amount held in trust by 14,400,000 (the number of shares issued in Platinum’s IPO). The per share cash value was $7.52 at September 30, 2006. In connection with the transaction, Tandem returned $350,000 of the performance deposit associated with the original Merger Transaction to the Company. The remaining balance of $150,000 is to be applied towards the payment of Tandem/TEC transaction costs incurred in connection with the Asset Acquisition. After the consummation of the Asset Acquisition, TEC and its parent, Tandem, will liquidate and distribute the Platinum shares to Tandem’s stockholders.

The closing of the Asset Acquisition is subject to various closing conditions, including the filing of a proxy statement with the U.S. Securities and Exchange Commission, approval of the Asset Acquisition by the stockholders of the Company and Tandem and the satisfaction or waiver of other customary conditions. In addition, the closing is conditioned on holders of less than twenty percent (20%) of the shares of the Company common stock issued in the Offering voting against the Asset Acquisition and electing to convert their shares of the Company common stock into cash, as permitted by the Company’s amended certificate of incorporation. The Company’s initial shareholders, officers and directors, who hold approximately 20% of the Company’s voting stock, have agreed to vote their shares in accordance with the vote of the majority of the non-affiliated public stockholders on the Asset Acquisition .

The parties have made customary representations and warranties and covenants in the Asset Purchase Agreement. In addition, TEC has agreed not to solicit proposals related to alternative business combination transactions or enter into discussions concerning or to provide information in connection with alternative business combination transactions. The Company has agreed not to enter into any agreement to acquire any oil and gas interest that would require a closing prior to the closing of the Asset Purchase Agreement. The Asset Purchase Agreement contains certain termination rights for both the Company and TEC.

In connection with the Asset Purchase Agreement:

a.
The Company retained C.K. Cooper & Company, Inc., an investment banking firm, to provide a fairness opinion as to whether the consideration to be paid by the Company in the Asset Acquisition is fair, from a financial point of view, to the Company’s stockholders and that the fair value of TEC is at least equal to 80% of the Company’s net assets. C.K. Cooper was originally retained to provide a fairness opinion in connection with the previously proposed merger with Tandem and was paid $50,000 at that time. In October 2006, the Company, entered into a letter agreement with C.K. Cooper to provide a fairness opinion in connection with respect to the Asset Acquisition Agreement, with $25,000 paid upon execution of the arrangement and an additional $25,000 due upon closing of the Asset Acquisition.

b.
In connection with the Asset Acquisition Agreement, the Company entered into a Finders Agreement with Mr. Lance Duncan, an individual with prior affiliations with Tandem, who had been given limited authority by Tandem management to act on its behalf. Pursuant to the Finders Agreement, the Company agreed to pay Mr. Duncan a fee of $3.0 million at the consummation of the Asset Purchase Agreement in consideration for his introduction of TEC to Platinum. The Company also entered into a Consulting Agreement pursuant to which the Company agreed to issue to Mr. Duncan over an 18-month period following the consummation of the Asset Purchase Agreement restricted shares of the Company’s common stock valued at $5.0 million in consideration of future consulting services, including the investigation and evaluation of enterprises in the energy industry, focusing on oil and gas, with a view to possible future acquisition and, if warranted, to assist in the scheduling of meetings, site inspections and due diligence investigations between the parties, as applicable.

Deferred acquisition and financing costs reflected on the condensed consolidated balance sheet as of September 30, 2006, includes costs principally incurred in connection with the Tandem transaction, including due diligence related costs, fair value consultants and other fees.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - Note Payable - Stockholder

In May 2006 and August 2006, the Company received $50,000 and $25,000 from the proceeds of a note payable to an officer and stockholder of the Company. The notes bear interest at 5% per annum and is due on the earlier of (i) April 28, 2007 or (ii) upon the consummation of the Asset Purchase Agreement.

NOTE 6 - Commitments

As of September 30, 2006 the Company occupied office space provided by an affiliate of a Founding Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company agreed to pay such affiliate $7,500 per month for such office space and services commencing on the effective date of the Offering. As of September 30, 2006, $67,950 has been accrued with respect to this arrangement. Upon completion of a Business Combination or the distribution of the trust account to the public stockholders, the Company will no longer be required to pay this monthly fee.

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

Overview

Platinum is a blank check company. We were formed on April 25, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business in the global oil and gas exploration and production, or E&P industry. Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of net assets at the time of such acquisition. We intend to utilize a portion of the cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

At September 30, 2006, Platinum had not yet commenced any commercial operations. All activities for the period from April 25, 2005 (inception) through September 30, 2006 relate to the Company’s formation, the completion of the public offering and the consummation of the Asset Purchase Agreement described below. We selected December 31 as the Company’s fiscal year end.

Results of Operations

For the three and nine month periods ended September 30, 2006, we had net income of $502,675 and $1,190,239, respectively, attributable to net interest income of $697,613 and $1,853,862, respectively, resulting primarily from interest income earned on the proceeds of our IPO, offset by expenses attributable to organization and formation expenses, expenses incurred in identifying and qualifying an acquisition candidate and legal and accounting costs. As more fully described below, the interest income is earned on funds held in the trust account. The funds held in trust and related interest income are only available, subject to certain conditions, for use in making a qualified acquisition and not for our normal daily operating expenses. Interest income was derived from sources free of federal income taxes resulting in a lower than normal provision for income taxes.

Acquisition Announcement

On January 26, 2006, we announced that we had executed a definitive agreement and plan of merger with Tandem Energy Holdings, Inc., a Nevada corporation (“Tandem”), which was amended on June 30, 2006 and July 31, 2006, pursuant to which, subject to satisfaction of the conditions contained in the merger agreement, our wholly-owned subsidiary, PER Acquisition Corp., would merge with and into Tandem. At the effective time of the merger, Tandem would be the surviving corporation in the merger with PER Acquisition Corp. and would continue as a wholly-owned subsidiary of Platinum. Currently, Tandem, through its wholly-owned subsidiary, Tandem Energy Corporation, a Colorado corporation headquartered in Midland, Texas, is engaged in the oil and gas E&P industry and operates oil fields in Texas and New Mexico.

The definitive merger agreement contemplated the merger of our wholly-owned subsidiary, PER Acquisition Corp., with and into Tandem, with current stockholders of Tandem receiving, in the aggregate, approximately $102 million in cash less the amount required to retire the indebtedness of Tandem and its subsidiaries of approximately $42 million.

On October 4, 2006, Platinum, its wholly-owned subsidiary, PER Acquisition Corp., and Tandem restructured their previously announced merger and Platinum, PER Acquisition Corp. and Tandem’s wholly-owned subsidiary Tandem Energy Corporation (“TEC”) entered into an Asset Acquisition Agreement and Plan of Reorganization pursuant to which Platinum will acquire all of the assets and assume substantially all of the liabilities of TEC, including approximately $42 million of TEC’s debt which will be retired at closing, in exchange for the issuance of approximately eight million shares of Platinum common stock to TEC. The total number of shares to be received by TEC will be determined by dividing $60 million by the per share cash value of Platinum’s IPO trust account, which is determined by dividing the amount held in trust by 14,400,000 (the number of shares issued in Platinum’s IPO). The per share cash value was $7.52 at September 30, 2006.

After the consummation of the acquisition, TEC and its parent, Tandem, will liquidate and distribute the Platinum shares to Tandem’s stockholders.

Liquidity and Capital Resources

On October 28, 2005, we consummated our initial public offering of 14,400,000 units with each unit consisting of one share of our common stock, $0.0001 per share, and one warrant to purchase one share of common stock at an exercise price of $6.00 per share. The units were sold at an offering price of $8.00 per unit, generating gross proceeds of $115,200,000. The total net proceeds to us from the offering were approximately $106,472,000, of which $105,408,000 was deposited into a trust fund and the remaining proceeds ($1,064,000) were available to be used to provide for business, legal and accounting, due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund, earning interest, and are contemplated for use in connection with a business combination. As of September 30, 2006, there was $108,321,924 held in the trust fund. In the nine months ended September 30, 2006, we used $500,000 towards a deposit on the Tandem acquisition (of which $350,000 was returned in September 2006) and $1,263,136 for deferred acquisition and financing costs, principally for the Tandem acquisition. In June 2006 and August 2006, we received $50,000 and $25,000, respectively of proceeds from short term notes payable issued to our Chairman. At September 30, 2006, we had cash balances not deposited in the trust fund of $145,944.

In July 2006, we received a commitment letter from a bank, conditioned upon consummation of the originally proposed Tandem merger transaction and execution of a definitive financing agreement for $45 million in financing. This arrangement was comprised of a $35 million formula based secured reducing revolving line of credit and a $10,000,000 secured acquisition line of credit. Availability was to be subject to a formula based upon assets and maintenance of compliance with certain financial ratios. The arrangement was to have a four-year term, and would have required minimum $825,000 monthly mandatory payments to reduce any outstanding balance of the revolving line of credit. Subsequent to the restructuring of the proposed merger and the execution of the Asset Acquisition Agreement with TEC, while the original commitment letter is no longer applicable the bank verbally indicated that it was willing to provide a new commitment letter on similar terms. The Company has indicated that it is interested in $40 million of financing at this time. No assurance can be given that the bank will enter into such an updated commitment letter on terms satisfactory to the Company, if at all, and if so whether definitive documentation can be completed.

We intend to use a substantial amount of the net proceeds from the IPO to acquire a target business. To the extent that our capital stock is used, in whole or in part, as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business.

We believe we will have sufficient available funds (outside of the trust fund) to operate through September 30, 2007, in the event that the proposed business combination as described in Note 4 is not consummated during that time. The principal sources of these funds will be from loans advanced from certain stockholders of the Company. There can be no assurance that the acquisition described in Note 4 will be consummated.

In the period from October 28, 2005 through October 28, 2007, we initially estimated that we would incur approximately $300,000 in expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination and preparation of a proxy statement, an aggregate of $180,000 for the administrative fees payable to Platinum Partners Value Arbitrage, L.P. or other designated parties (a total of $7,500 per month for two years), $100,000 for expenses for the due diligence and investigation of a target business, $50,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $358,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $75,000 for director and officer liability insurance premiums. Many of these expenses have already been incurred, and in some cases have increased substantially, and been paid resulting in the Company’s cash position at September 30, 2006 as noted above.

In the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the IPO (October 28, 2005), or 24 months from the consummation of the IPO if certain extension criteria have been satisfied, the Company’s amended Certificate of Incorporation provides for mandatory liquidation of the Company. Among other conditions, in the event of such liquidation, funds held in trust would be required to be returned to the investors in the IPO.

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

In the event that the Company does consummate the currently proposed asset acquisition with TEC, the net proceeds of Platinum’s IPO would be released and approximately $42 million of such funds would be used to retire the indebtedness of TEC assumed as part of the transaction. The remaining amount, together with the anticipated $40 million in financing which the Company expects to obtain, would be used to (1) make payments to Platinum stockholders who exercise their conversion rights in the business combination vote, (2) pay the finder’s fee of $3 million payable in connection with the transaction as well as other transaction-related expenses and (3) fund future acquisitions, working capital, capital expenditures associated with TEC’s assets and repurchases of shares of Platinum common stock under the contemplated Platinum share repurchase program.

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

The Company, under the supervision of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, management, including our chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective in alerting it in a timely manner to information relating to the Company required to be disclosed in this report.

During the three months ended September 30, 2006, there have been no significant changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

OTHER INFORMATION

Item 1. Legal Proceedings.

A lawsuit was filed against Platinum and Tandem in Florida Circuit Court on or about June 14, 2006. The lawsuit involves a claim with respect to ownership of 2.7 million shares of the common stock of Tandem that were purportedly transferred to a third party by an affiliate of Mr. Lyle Mortensen, one of the promoters of Tandem, which shares Tandem maintains were invalidly issued and subsequently cancelled in 2005 by board action of Tandem’s board. The third party’s suit is against Tandem and Platinum seeking a declaration by the court that Tandem’s cancellation of the shares was improper and that the third party is the rightful owner of the shares and an injunction prohibiting Tandem and Platinum from taking any action in detriment to his alleged rights in and to the shares. Tandem and Platinum have no contacts with the State of Florida and have filed a motion seeking dismissal of the lawsuit on the grounds that Florida courts have no jurisdiction over them. A hearing on the motion was held on November 7, 2006. The court has not yet ruled on the motion. In addition, Platinum and Tandem are seeking sanctions against the third party for filing a frivolous lawsuit.

There are no other material legal proceedings pending against us.

Item 1A. Risk Factors.

The following is an additional risk from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Risk associated with our business

We may not have sufficient funds to continue our business if we do not consummate our proposed asset acquisition with Tandem Energy Corporation.

Given our cash position of approximately $146,000 at September 30, 2006, our limited sources of liquidity, our current liabilities and our expected continued costs associated with our proposed business combination, we may not have funds sufficient to seek to an alternative business combination if we do not consummate our proposed asset acquisition with TEC and are unable to obtain additional funds through a private debt financing or a private offering of debt or equity No assurance can be given the we will be able to consummate our proposed asset acquisition with TEC or that additional funds can be obtained on terms acceptable to the Company, if at all.

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

PLATINUM ENERGY RESOURCES, INC.

Date: November 17, 2006	By:	/s/ Mark Nordlicht
Mark Nordlicht Chairman of the Board