Form 10-K
period 2006-12-31
PLATINUM ENERGY RESOURCES INC
filed 2007-04-02
CIK 1329605

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Warrants

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒   No ☐

As of March 12, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $91,344,003 based on the closing price as reported on the OTC Bulletin Board.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 12, 2007
Common Stock, $0.0001 par value per share	18,000,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None

PART I

Item 1.   Business.

Introduction

Platinum Energy Resources, Inc. (“Platinum” or the “Company”) is a blank check company organized under the laws of the State of Delaware on April 25, 2005. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with one or more unidentified U.S. or international operating businesses in the global oil and gas exploration and production (“E&P”) industry.

At December 31, 2006, Platinum had not yet commenced any commercial operations. All activities for the fiscal year ended December 31, 2006 relate to the Company’s identification of prospective business combinations and the proposed acquisition of the assets of Tandem Energy Corporation, a Colorado corporation (“TEC”). TEC is an independent oil and gas E&P company headquartered in Midland Texas and a wholly-owned subsidiary of Tandem Energy Holdings, Inc., a Nevada corporation (“Tandem”). Currently, Tandem, through its wholly-owned subsidiary, TEC, operates oil fields in Texas and New Mexico.

Our executive offices are located at 25 Phillips Parkway, Montvale, New Jersey 07645 and our telephone number is 212-581-2401. Our website is www.platenergy.com. We make available through our website free of charge materials that we file with or furnish to the Securities and Exchange Commission as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. We will also provide electronic or paper copies of such materials free of charge upon request.

Description of Business

On October 28, 2005, Platinum consummated an initial public offering (the “IPO”) of its equity securities from which it derived net proceeds of $106,472,000. The Platinum common stock, warrants to purchase common stock and units (each unit consisting of one share of common stock and one warrant to purchase one share of common stock) are quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbols PGRI for the common stock, PGRIW for the warrants and PGRIU for the units. Of the net proceeds of the IPO, $105,408,000 were placed in a trust account. The balance of the net proceeds of the IPO, not held in trust, or $1,064,000, became available to be used by Platinum to pay the expenses incurred in its pursuit of a business combination. As of December 31, 2006, Platinum had used all funds available from net proceeds that were not initially deposited in the trust account. The funds held in the trust account will not be released until the earlier of the date on which we consummate a business combination or a liquidation of our assets.

Recent Developments

TEC Asset Acquisition Agreement

On January 26, 2006, we announced that we had executed a definitive agreement and plan of merger with Tandem Energy Holdings, Inc., a Nevada corporation (“Tandem”), which was amended on June 30, 2006 and July 31, 2006, pursuant to which, subject to satisfaction of the conditions contained in the merger agreement, our wholly-owned subsidiary, PER Acquisition Corp., would merge with and into Tandem. At the effective time of the merger, Tandem would be the surviving corporation in the merger with PER Acquisition Corp. and would continue as a wholly-owned subsidiary of Platinum. The definitive merger agreement contemplated that the current stockholders of Tandem would receive, in the aggregate, approximately $102 million in cash, less the amount required to retire TEC’s indebtedness of approximately $42 million.

Platinum, PER Acquisition Corp., and Tandem later restructured the previously announced merger into an asset acquisition as a result of certain obstacles to the merger. On October 4, 2006, Platinum, PER Acquisition Corp. and Tandem’s wholly-owned subsidiary, TEC, entered into an Asset Acquisition Agreement and Plan of Reorganization (the “Asset Acquisition Agreement” or the “Agreement”) , as amended on December 6, 2006, February 9, 2007 and March 29, 2007. Pursuant to this Agreement, Platinum will acquire substantially all of the assets and assume substantially all of the liabilities of TEC, including approximately $42 million of debt of TEC, which will be retired at closing, in exchange for the issuance of approximately eight million shares of Platinum common stock to TEC. The total number of shares to be received by TEC will be determined by dividing $60 million by the per share cash value of Platinum’s IPO trust account, which is determined by dividing the amount held in trust by 14,400,000 (the number of shares issued in Platinum’s IPO). The per share cash value was $7.58 at December 31, 2006. After the consummation of the acquisition, TEC and its parent, Tandem, will liquidate and distribute the Platinum shares to Tandem’s stockholders. Within 30 days after receiving notice that the dissolution of TEC is complete and the shares of Platinum common stock issued to TEC in the asset acquisition have been transferred to Tandem, its sole stockholder, pursuant to an exemption from registration provided by Section 4(2) of the Securities Act, Platinum will file a registration statement to register such shares of Platinum common stock in connection with the distribution of such shares to Tandem stockholders upon the dissolution of Tandem. Platinum will use its best efforts to have the registration statement declared effective within 90 days after it is filed with the SEC. The closing of the TEC asset acquisition is subject to stockholder approval, as well as other standard closing conditions. See “Platinum Stockholder Approval of Asset Acquisition” below.

For more complete information with respect to the proposed acquisition, including the risks applicable to us with respect to our asset acquisition with TEC, see Platinum’s Preliminary Proxy Statement filed with the SEC on February 14, 2007, which includes as Exhibit A the Asset Acquisition Agreement and Plan of Reorganization dated October 4, 2006, and the amendments thereto.

Platinum Stockholder Approval of Asset Acquisition

Platinum will proceed with the acquisition of substantially all of the assets and substantially all of the liabilities of TEC only if a majority of the shares of Platinum common stock issued in our IPO present in person at our special meeting or by proxy is voted in favor of the asset acquisition proposal; provided however, that if the holders of 20% or more of the shares of the common stock issued in the IPO vote against the asset acquisition and demand that Platinum convert their shares into a pro rata portion of Platinum’s trust account (as permitted by our certificate of incorporation), then the asset acquisition will not be consummated.

Platinum’s initial stockholders, who purchased their shares of common stock prior to its IPO and presently own an aggregate of approximately 20.3% of the outstanding shares of Platinum, have agreed to vote their common stock acquired prior to the IPO, equal to an aggregate of 20% of the outstanding shares of Platinum, on the asset acquisition proposal in accordance with the vote of holders of a majority of the outstanding shares of Platinum’s common stock issued in the IPO. Their remaining shares acquired by such parties in the IPO or afterwards may be voted however the holder chooses. Our initial stockholders have indicated that they will vote the after-acquired shares held by them in favor of the approval and authorization of the Asset Acquisition Agreement and the transactions contemplated thereby. See the section entitled “Beneficial Ownership of Platinum Securities” in Part III of this Annual Report on Form 10-K.

Conversion Rights

In accordance with our certificate of incorporation, at the time we seek stockholder approval of the TEC acquisition, we will offer each stockholder who purchased shares in our IPO the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust account, inclusive of any interest (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in our IPO. At December 31, 2006, the per-share conversion price would have been $7.58, or $0.42 less than the per-unit offering price of $8.00. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to the proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Stockholders who purchased their shares in our IPO who convert their stock into their pro rata share of the trust account will continue to have the right to exercise the warrants that they received as part of the units. We will not complete the TEC acquisition if the holders of 20% or more of the shares of the common stock issued in our IPO vote against the acquisition and exercise their conversion rights.

Liquidation If No Business Combination

Platinum’s certificate of incorporation provides for mandatory liquidation of Platinum in the event that Platinum does not consummate a business combination within 18 months from the date of consummation of its IPO, or 24 months from the consummation of the IPO if either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination was executed but not consummated within such 18-month period. Such dates are April 28, 2007 and October 28, 2007, respectively. Platinum signed a definitive asset acquisition agreement with TEC on October 4, 2006. As a result of having signed the asset acquisition agreement, Platinum satisfied the extension criteria and now has until October 28, 2007 to consummate the TEC asset acquisition. If Platinum does not consummate the TEC asset acquisition, Platinum will lose the extension to October 28, 2007 and will not have enough time to negotiate another business combination and again satisfy the extension criteria before April 28, 2007.

If Platinum does not consummate the TEC asset acquisition by October 28, 2007, Platinum will be dissolved and will distribute to all of its stockholders who hold shares that were issued in the IPO, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets. Platinum’s stockholders who acquired their Platinum stock prior to Platinum’s IPO have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to the IPO. There will be no distribution from the trust account with respect to Platinum’s warrants.

As of December 31, 2006, Platinum has expended all of the net proceeds of the IPO, other than the proceeds deposited in the trust account. Thus, the per share liquidation price as of December 31, 2006 would have been approximately $7.58, or $0.42 less than the per unit offering price of $8.00 in Platinum’s IPO. The proceeds deposited in the trust account could, however, become subject to the claims of Platinum’s creditors in a liquidation, which could be prior to the claims of our public stockholders. Accordingly, there is no assurance that the actual per share liquidation price will not be less than $7.58, due to those claims. Mark Nordlicht, our chairman of the board, and Barry Kostiner, our chief executive officer and a member of our board of directors, have agreed, in the event of a liquidation, to indemnify Platinum against losses, liabilities, claims, damages and expenses incurred as a result of any claim by any vendor who is owed money by Platinum for services or products to the extent necessary to ensure that such losses, liabilities or expenses do not reduce, the amount in the trust account.

In the event that Platinum is required to liquidate, the board would adopt a specific plan of dissolution and liquidation. The plan of dissolution would be submitted to the stockholders for approval. The submission of the plan for approval by the stockholders would require the filing of a proxy statement with the SEC which may be subject to review by the SEC. As such, the process from the adoption of the plan of dissolution and liquidation by the board until completion of the plan and distribution of funds to the stockholders could take up to two to four months, or possibly even longer.

We will not liquidate the trust account unless and until our stockholders approve a plan of dissolution and liquidation. Accordingly, the foregoing procedures could result in substantial delays in our liquidation and the distribution to our public stockholders of the funds in our trust account and any remaining net assets as part of our plan of dissolution and liquidation.

Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Pursuant to Section 280, if the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60 day notice period during which any third-party claims can be brought against the corporation, a 90 day period during which the corporation may reject any claims brought, and an additional 150 day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of our plan of dissolution and liquidation, we will seek to conclude this process as soon as possible and as a result do not intend to comply with those procedures. Accordingly, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our stockholders may extend beyond the third anniversary of such dissolution.

Duncan Agreement

In connection with the proposed asset acquisition with TEC, on October 26, 2006, Platinum entered into a Finders Agreement with Mr. Lance Duncan pursuant to which Platinum will pay to Mr. Duncan, upon consummation of the asset acquisition, a finders fee of $3 million in cash in consideration for his introduction of TEC to Platinum. On October 26, 2006, Platinum also entered into a Consulting Agreement with Mr. Duncan pursuant to which Platinum engaged Mr. Duncan to provide consulting services to it. Pursuant to the Consulting Agreement, Platinum has offered to Mr. Duncan, contingent upon the closing of the asset acquisition, a total of 714,286 shares of restricted common stock of Platinum (representing approximately $5 million at a per share price of $7 per share) to be issued in semi-annual installments over the eighteen-month term of the agreement beginning with the closing of the asset acquisition. This offer was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act.

Competition

If we succeed in effecting the asset acquisition with TEC, there will be intense competition from competitors of TEC in the oil and gas industry. For a more complete discussion of the risks that will be applicable to us following the asset acquisition with TEC, see our filings referred to above under “Recent Developments.” We cannot assure you that, subsequent to our asset acquisition , we will have the resources or ability to compete effectively.

Employees

Platinum has five executive officers and five directors. These individuals are not obligated to contribute any specific number of hours per week and devote only as much time as they deem necessary to our affairs. Platinum does not intend to have any full time employees prior to the consummation of a business combination.

Item 1A. Risk Factors.

In addition to other information included in this report, you should carefully consider all the risks relating to the proposed asset acquisition with TEC and our operations following the asset acquisition in our filings referred to above under “Recent Developments”. In addition, you should also consider the following risk factors in evaluating our business and future prospects.

If we are unable to complete the asset acquisition with TEC, we will not have enough time to negotiate and consummate another business combination and will be required to liquidate. In a liquidation, holders of our shares purchased in the IPO will receive less than the $8.00 per unit IPO offering price.

If we are unable to complete the asset acquisition with TEC, we will not have enough time to negotiate and consummate another business combination. We will therefore be forced to liquidate our assets. If we are unable to complete a business combination and are forced to liquidate our assets, the per-share liquidation distribution will be less than the $8.00 per unit price that purchasers paid in our IPO because of the expenses of our IPO and our general and administrative expenses.

There are significant obstacles to completing the asset acquisition with TEC and we cannot assure you that the deal will be consummated.

The asset acquisition agreement that we entered into with TEC contains numerous conditions to closing, some or all of which we may not be able to satisfy, or are beyond our control. First, a majority of the shares of Platinum common stock issued in our IPO must vote in favor of the asset acquisition proposal; provided however, that if the holders of 20% or more of the shares of the common stock issued in the IPO vote against the asset acquisition and demand that Platinum convert their shares into a pro rata portion of Platinum’s trust account (as permitted by our certificate of incorporation), then the asset acquisition will not be consummated. There are other conditions contained in our agreement, including, among others:

•	complying with the agreements, covenants and conditions set forth in the asset acquisition agreement; and
•	subject to certain exceptions, the continued accuracy of our representations and warranties in the asset acquisition agreement.

We cannot be certain that we will obtain the necessary stockholder approval or that 20% or more of the holders of the IPO shares will not vote against the acquisition and opt to convert their shares, or that we and TEC will satisfy other closing conditions. Accordingly, we may be unable to complete the TEC asset acquisition in a timely manner and be forced to liquidate.

If we are unable to effect the asset acquisition with TEC and are forced to liquidate, our warrants will expire worthless.

If we do not complete the asset acquisition with TEC, we will be dissolved and will distribute to all holders of shares purchased in the IPO, in proportion to the number of IPO shares held by them, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets. In such event, there will be no distribution with respect to our outstanding warrants. Accordingly, the warrants will expire worthless.

If third parties bring claims against us, the IPO proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $7.58 per share.

Our placing of the IPO proceeds in trust may not protect those funds from third party claims against us. As of December 31, 2006, the per share liquidation price would be approximately $7.58 per share. However, the proceeds held in trust could become subject to claims of Platinum’s creditors in a liquidation, which could take priority over the claims of our public stockholders. We cannot assure you that the per-share liquidation price will not be less than the $7.58 per share held in trust as of December 31, 2006 due to claims of creditors. Mark Nordlicht, our chairman of the board, and Barry Kostiner, our chief executive officer and a member of our board of directors, have agreed, in the event of a liquidation, to indemnify Platinum against losses, liabilities, claims, damages and expenses incurred as a result of any claim by any vendor who is owed money by Platinum for services or products to the extent necessary to ensure that such losses, liabilities or expenses do not reduce, the amount in the trust account. Notwithstanding such agreement, we cannot predict the future personal financial circumstances of Messrs. Nordlicht and Kostiner and as such, we cannot assure you that Messrs. Nordlicht and Kostiner will be able to satisfy those obligations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Even after our liquidation (including the distribution of the monies then held in the trust account), under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. We cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders in our dissolution could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders in our dissolution.

If we do not, in a timely manner, consummate the asset acquisition with TEC and are forced to dissolve and liquidate, payments from the trust account to our public stockholders may be delayed.

We anticipate that, promptly following a termination of the asset acquisition agreement with TEC, our board of directors would adopt a specific plan of dissolution and liquidation. Pursuant to the terms of our certificate of incorporation, only holders of shares issued in our IPO will be entitled to receive liquidating distributions. Shares issued to Platinum’s initial stockholders prior to the IPO will not be entitled to receive any liquidating distributions. The plan of dissolution would be submitted to stockholders for approval. The submission of the plan for approval by the stockholders would require the filing of a proxy statement with the SEC. Depending on whether the SEC decided to review the proxy statement (over which we have no control and cannot predict), the process from the adoption of the plan of dissolution and liquidation by the board until completion of the plan and distribution of funds to the stockholders may take up to two to four months or possibly even longer. We will not liquidate the trust account unless and until our stockholders approve our plan of dissolution and liquidation. Accordingly, the foregoing procedures may result in substantial delays in our liquidation and the distribution to our public stockholders of the funds in our trust account and any remaining net assets as part of our plan of dissolution and liquidation.

Our officers and directors own shares of our common stock and warrants which will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether particular changes to the asset acquisition with TEC are appropriate.

All of our officers and directors own stock in our company. Pursuant to the terms of our certificate of incorporation, only holders of shares issued in our IPO will be entitled to receive liquidating distributions. Shares issued to Platinum’s initial stockholders prior to the IPO will not be entitled to receive any liquidating distributions. Additionally, some of our officers and directors own warrants to purchase additional shares of our common stock. The shares issued to our initial stockholders prior to the IPO and the warrants owned by our directors and officers will be worthless if we do not consummate the TEC asset acquisition. The personal and financial interests of our directors and officers may influence their motivation in accepting any changes or waiving any terms with respect to the TEC asset acquisition. Consequently, our directors’ and officers’ discretion in agreeing to such changes or waivers may result in a conflict of interest when determining whether such changes or waivers are appropriate and in our stockholders’ best interest.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted.

If we are deemed to be an investment company under the Investment Company Act of 1940, we may have imposed upon us burdensome requirements, including:

• registration as an investment company;
• adoption of a specific form of corporate structure; and
• reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust have only been invested by the trust agent in “government securities” with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

Risks Related to Consummating the Asset Acquisition with TEC

As discussed above, we may not be able to consummate the TEC asset acquisition and the Company may be forced to liquidate. Even if we do consummate the TEC asset acquisition, we and our stockholders will face risks relating to our stock, cash position and potential exposure to successor liability.

If we consummate the asset acquisition with TEC, Platinum’s stockholders will experience immediate dilution as a consequence of the issuance of shares of Platinum common stock to TEC as consideration in the asset acquisition.

As a consequence of the issuance of approximately eight million shares of Platinum common stock in consideration for the acquisition of the assets of TEC, Platinum stockholders will experience immediate dilution with TEC (and, subsequent to the contemplated liquidation of TEC and Tandem, the ultimate stockholders of Tandem) owning 31% of the outstanding shares of common stock of Platinum immediately after the closing. Additionally, the control persons of TEC, namely, Mr. Tim Culp, Mr. Michael G. Cunningham, Mr. Jack Chambers and Mr. Todd Yocham, will, in the aggregate hold approximately 23% of the outstanding shares of common stock of Platinum immediately after the closing with Mr. Culp, alone, holding approximately 10%.

We have agreed to register the Platinum shares in connection with Tandem’s intended liquidation and distribution of the Platinum shares to its stockholders. This may reduce the market price of our stock.

It is contemplated that following the consummation of the TEC acquisition, TEC, and its parent, Tandem, will liquidate and distribute the Platinum shares originally issued to TEC to Tandem’s stockholders pro rata in accordance with Tandem’s liquidation. We have agreed to file a registration statement with respect to such shares, which will cover approximately eight million shares of Platinum common stock. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock.

Our outstanding warrants and our outstanding unit purchase option may be exercised in the future, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. This might have an adverse effect on the market price of our common stock.

Outstanding warrants to purchase an aggregate of 14,400,000 shares of common stock issued in our IPO will become exercisable after the consummation of the TEC acquisition. These will be exercised only if the $6.00 per share exercise price is below the then market price of our common stock. An outstanding unit purchase option to purchase up to a total of 720,000 units is exercisable at a per unit price of $10.00. An aggregate of 1,440,000 shares of common stock underlies the unit purchase option. To the extent that the warrants or the unit purchase option are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. Sales of a substantial number of shares issued on exercise of the warrants or the unit purchase option in the public market could adversely affect the market price of our common stock.

Our working capital will be reduced if Platinum stockholders exercise their right to convert their shares into cash. This would reduce our cash reserve after the asset acquisition.

Pursuant to our certificate of incorporation, holders of shares issued in our IPO may vote against the asset acquisition and demand that we convert their shares, as of the record date, into a pro rata share of the trust account where a substantial portion of the net proceeds of the IPO are held. We and TEC will not consummate the asset acquisition if holders of 2,880,000 or more shares of common stock issued in our IPO exercise these conversion rights. To the extent the asset acquisition is consummated and holders have demanded to so convert their shares, there will be a corresponding reduction in the amount of funds available to the combined company following the asset acquisition. As of December 31, 2006, assuming the asset acquisition proposal is adopted, the maximum amount of funds that could be disbursed to our stockholders upon the exercise of their conversion rights is approximately $21,831,777, or approximately 20% of the funds then held in the trust account. Our current directors and executive officers have interests in the asset acquisition that are different from yours because if the asset acquisition is not approved the securities held by them will become worthless.

If the contemplated benefits of the asset acquisition do not meet the expectations of financial or industry analysts, the market price of Platinum’s common stock may decline.

The market price of Platinum common stock may decline as a result of the asset acquisition if:

•	Platinum does not achieve the perceived benefits of the asset acquisition as rapidly as, or to the extent anticipated by, financial or industry analysts; and
•	the effect of the asset acquisition on Platinum’s financial results is not consistent with the expectations of the financial or industry analysts.

Accordingly, investors may experience a loss as a result of a decreasing stock price and Platinum may not be able to raise future capital easily, if necessary, in the equity markets.

Since Tandem, TEC’s parent entity, was a publicly-traded shell corporation, our acquisition of substantially all of the assets and liabilities of TEC may subject us to successor liability for the shell corporation’s known and unknown liabilities.

Tandem was originally incorporated in Nevada as Las Vegas Major League Sports, Inc. (“LVMS”) on July 22, 1993 with the plan of engaging in certain business activities associated with the Canadian Football League. In April 1994, it completed an initial public offering and began trading under the symbol LVTD. In 1996, LVMS filed for bankruptcy protection and ceased being a reporting company and also ceased operations and was considered to be a “shell” corporation. In 1998, LVMS changed its name to Pacific Medical Group, Inc. (“Pacific Medical Group”) in connection with a share exchange transaction with a privately-held company whose business plan was to engage in the manufacture and sale of medical products. To our knowledge, that business was unsuccessful and, again, the company ceased operations and was considered to be a “shell” corporation. In February, 2005, Pacific Medical Group changed its name to Tandem Energy Holdings, Inc. and changed its trading symbol to TDYH.PK. In June, 2005, Tandem Energy Corporation became a wholly-owned subsidiary of Tandem Energy Holdings, Inc.

The risks and uncertainties involved in our proposed acquisition of substantially all of the assets and liabilities of TEC include that we may be deemed to be a successor to Tandem, TEC’s parent, and thus subject to the existing liabilities, including undisclosed liabilities, of the prior shell corporations arising out of their prior business operations, financial activities and equity dealings. These risks and uncertainties are greater when a corporation is used as a shell vehicle more than once, such as Tandem. There is a risk of litigation by third parties or governmental investigations or proceedings. Some potential claims against Tandem that have been identified to date include the following:

•
Tandem has been informed of a claim of ownership of 2.7 million shares of Tandem common stock. Tandem believes such shares to be a portion of 2.878 million shares which Tandem asserts were invalidly issued but such claim could result in a successor liability claim against Platinum upon consummation of the asset acquisition. Tandem has filed a lawsuit in the Judicial District Court in Tarrant County, Texas, seeking a declaration by the court that the certificates evidencing the shares are void, that the certificates were properly cancelled by Tandem and that the transfer agent is authorized to cancel and destroy the certificates. These shares are not included in the outstanding shares of Tandem.

•
Messrs. Jack and Rex Chambers are the subjects of an Order of Permanent Injunction resulting from proceedings instituted against them in 1984 by the Securities and Exchange Commission. The Order enjoins Messrs. Chambers from, directly or indirectly, engaging in the sale or offer for sale of securities in the form of fractional undivided interests in oil or gas leases of Chambers Oil and Gas or any other security without a registration statement being in effect or an exemption from registration otherwise being available. To the extent a court were to conclude that the asset acquisition constitutes the sale of securities by Messrs. Chambers in violation of the Order of Permanent Injunction, Platinum potentially could be subject to a successor liability claim to the extent that any liability was imposed upon Tandem as a result.

•
The Securities and Exchange Commission has taken the position that promoters or affiliates of a blank check company and their transferees, both before and after a business combination, would act as an “underwriter” under the Securities Act when reselling the securities of a blank check company. Accordingly, the Securities and Exchange Commission believes that those securities can be resold only through a registered offering. Claims may be made that certain persons who have sold shares of Tandem common stock may have been considered promoters or affiliates of Tandem and thus may have sold shares in violation of this position. In that event, Platinum potentially could be subject to a successor liability claim to the extent that any liability was imposed upon Tandem as a result.

•
Lance Duncan played a key role in connection with the acquisition by Tandem of the stock of TEC and the assets of Shamrock as described more fully in the section entitled “Business of TEC - Overview” in Amendment No. 4 to our preliminary proxy statement filed with the SEC on February 14, 2007. It is possible that a court could determine that Mr. Duncan acted as an unlicensed broker dealer in connection with such transactions. In that event, Platinum potentially could be subject to a successor liability claim to the extent that any liability was imposed upon Tandem as a result.

 As a result of the asset acquisition with TEC, Platinum stockholders will be solely dependent on a single business.

As a result of the asset acquisition with TEC, Platinum stockholders will be solely dependent upon the performance of TEC and its oil and gas business. TEC will remain subject to a number of risks that relate generally to the oil and gas E&P industry and other risks. See “Risks Related to Our Business and Operations Following the Consummation of the TEC Asset Acquisition” in Amendment No. 4 to our preliminary proxy statement filed with the SEC on February 14, 2007.

Platinum may be unable to attract and retain key management personnel and other employees in the oil and gas E&P industry, which may negatively affect the effectiveness of Platinum’s management and results of operations.

Platinum’s success depends to a significant extent upon the abilities and efforts of its management team. Platinum’s success will depend upon its ability to hire and retain key members of its management team. The loss of any of these individuals could adversely affect its business prospects and financial condition. Difficulty in hiring and retaining personnel could adversely affect its results of operations.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Platinum maintains executive offices at 25 Phillips Parkway, Montvale, New Jersey 07645 pursuant to a sublease. The term of the sublease commenced on March 1, 2006 and expires February 28, 2009, subject to earlier termination. Gross rent, including annual escalations and electric charge, approximate $20,000 for each year of the three year lease term. Platinum considers its current office space adequate for current operations.

Item 3.  Legal Proceedings.

A lawsuit was filed against Platinum and Tandem in Florida Circuit Court on or about June 14, 2006. The lawsuit involves a claim with respect to ownership of 2.7 million shares of the common stock of Tandem that were purportedly transferred to a third party by an affiliate of Mr. Lyle Mortensen, one of the promoters of Tandem, which shares Tandem maintains were invalidly issued and subsequently cancelled in 2005 by board action of Tandem’s board. The third party’s suit is against Tandem and Platinum seeking a declaration by the court that Tandem’s cancellation of the shares was improper and that the third party is the rightful owner of the shares and an injunction prohibiting Tandem and Platinum from taking any action in detriment to his alleged rights in and to the shares. Tandem and Platinum have no contacts with the State of Florida and have filed a motion seeking dismissal of the lawsuit on the grounds that Florida courts have no jurisdiction over them. A hearing on the motion was held on November 7, 2006 and the court subsequently issued an order dismissing the lawsuit without prejudice against Tandem and Platinum. The third party has indicated that he may file an amended complaint, and if he should do so, Tandem and Platinum intend to vigorously contest any such action. In addition, Platinum and Tandem are seeking sanctions against the third party for filing a frivolous lawsuit.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of securityholders during the fourth quarter of the fiscal period ended December 31, 2006.

PART II

Item 5.               Market For Registrant’s Common Equity, Related Stockholder Matters and  Issuer Purchases of Equity
                           Securities.

Platinum consummated its IPO on October 28, 2005. In the IPO, Platinum sold 14,400,000 units. Each unit consists of one share of Platinum’s common stock and one redeemable common stock purchase warrant. Platinum common stock, warrants and units are quoted on the OTCBB under the symbols “PGRI”, “PGRIW” and “PGRIU”, respectively. Platinum’s units commenced public trading on October 28, 2005 and its common stock and warrants commenced separate public trading on December 9, 2005. The high and low bid prices of our units, common stock and warrants as reported by the OTCBB for the quarters indicated are as follows. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions:

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low

2007:
First Quarter (through March 27, 2007)	$7.95	$7.60	$7.41	$7.26	$0.57	$0.43

2006:
Fourth Quarter	$8.00	$7.60	$7.30	$7.08	$0.85	$0.47
Third Quarter	$8.22	$7.70	$7.30	$7.08	$1.00	$0.55
Second Quarter	$8.88	$7.98	$7.40	$7.07	$1.39	$0.78
First Quarter	$8.38	$7.78	$7.24	$6.90	$1.12	$0.84
2005:

Fourth Quarter (October 28, 2005 through December 31, 2005)	$8.00	$7.50	$7.10	$6.80	$1.06	$0.80

The trading of our securities, especially our warrants, is limited, and, therefore, there may not be deemed to be an established public trading market under guidelines set forth by the Securities and Exchange Commission. As of March 12, 2007, there were 9 stockholders of record of our common stock, 1 holder of record of our warrants and 1 holder of record of our units. Such numbers do not include beneficial owners holding shares or warrants through nominee names.

Platinum has not paid any cash dividends on its common stock to date and does not intend to pay dividends prior to the completion of the asset acquisition. It is the present intention of the board of directors to retain all earnings, if any, for use in the business operations, and accordingly, the board does not anticipate declaring any dividends in the foreseeable future. The payment of any dividends subsequent to the asset acquisition will be within the discretion of the then board of directors and will be contingent upon revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination.

  Share Repurchase Program

On November 3, 2006, the board of directors of Platinum unanimously approved a share repurchase program pursuant to which Platinum intends to repurchase, from time to time (in accordance with the terms of applicable federal and state securities laws and regulations including Rule 10b-18 of the Securities Exchange Act of 1934, as amended), in the open market, shares of common stock in an amount not to exceed $80 million (less any amounts used to pay stockholders who exercise their rights of conversion in connection with the stockholder vote on the asset acquisition proposal), exclusive of fees, commissions and any other related expenses. The Company has received a non binding summary of terms and conditions from financial institutions for up to a $75,000,000 revolving line of credit facility (initial borrowing base would be set at $38,000,000), subject to a borrowing base limitation and compliance with other debt covenants, which would be defined in a definitive agreement. In the event that we are able to consummate the financing, then, together with the approximately $60 million of cash available to us from the release of the funds in the trust account upon the closing of the TEC asset acquisition, we will have approximately $100 million to use for the proposed share repurchase program and other purposes. No assurance can be given that the bank will enter into a definitive credit facility on terms satisfactory to Platinum, if at all. The Board determined to approve the share repurchase program because it believed that such program would increase stockholder value and thus would be in the best interest of the stockholders. As approximately 8 million shares of Platinum common stock will be issued upon the closing of the TEC acquisition, the acquisition will be dilutive to existing Platinum earnings per share. In order to increase earnings per share following the acquisition, the Board determined that the best available use of the Company’s capital, including its cash, cash flow and borrowings, was to repurchase its shares.

Item 6.  Selected Financial Data.

The following selected financial data has been extracted from our financial statements for the fiscal year ended December 31, 2006 and for the period from April 25, 2005 (inception) to December 31, 2005. This selected financial data should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this form.

Income Statement Data:

	Period From April 25, 2005 (inception) to December 31, 2005	Year Ended December 31, 2006

Operating Expenses	$167,274	$786,300

Other Income - Interest, net	$471,102	$2,565,979

Net Income	$275,728	$1,659,679

Weighted Average Common Shares Outstanding -
Basic	6,549,489	15,121,440
Diluted	6,980,246	17,479,194
Net Income Per Common Share -
Basic	$0.04	$0.11
Diluted	$0.04	$0.09

Balance Sheet Data:
	December 31,
	2005	2006

Working Capital (Excluding Cash held in trust)	$888,439	$(1,683,186)

Cash Held In Trust	$105,884,102	$109,213,492

Total Assets	$106,905,311	$110,955,650

Common Stock Subject to Possible Redemption, 2,878,560 Common Shares at Conversion Value	$21,071,059	$21,831,777

Stockholders’ Equity	$85,701,482	$87,361,161

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

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

At December 31, 2006, Platinum had not yet commenced any commercial operations. All activities for the period from April 25, 2005 (inception) through December 31, 2006 relate to the Company’s formation, the completion of the public offering and the consummation of the Asset Purchase Agreement described below.

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

On October 4, 2006, Platinum, its wholly-owned subsidiary, PER Acquisition Corp., and Tandem restructured their previously announced merger and Platinum, PER Acquisition Corp. and Tandem’s wholly-owned subsidiary Tandem Energy Corporation (“TEC”) entered into an Asset Acquisition Agreement and Plan of Reorganization pursuant to which Platinum will acquire substantially all of the assets and assume substantially all of the liabilities of TEC, including approximately $42 million of TEC’s debt which will be retired at closing, in exchange for the issuance of approximately eight million shares of Platinum common stock to TEC. The total number of shares to be received by TEC will be determined by dividing $60 million by the per share cash value of Platinum’s IPO trust account, which is determined by dividing the amount held in trust by 14,400,000 (the number of shares issued in Platinum’s IPO). The per share cash value was $7.58 at December 31, 2006.

After the consummation of the acquisition, TEC and its parent, Tandem, will liquidate and distribute the Platinum shares to Tandem’s stockholders.

Results of Operations

For the year ended December 31, 2006 and the period from April 25, 2005 (Inception) to December 31, 2005, we had net income of $1,659,579 and $275,728, respectively, attributable to net interest income on the proceeds of our IPO of $2,568,672 and $476,102, respectively (net of interest income in the amount of $760,718 and $0, respectively, attributable to shares of common stock subject to conversion rights), offset by expenses attributable to organization and formation expenses, expenses incurred in identifying and qualifying an acquisition candidate and legal, accounting and administrative costs. As more fully described below, the interest income is earned on funds held in the trust account. This interest income as well as other operating expenses increased in 2006 as compared to 2005 principally because the funds were invested for a full year in 2006 as compared to less than three months in 2005. The funds held in trust and related interest income are only available, subject to certain conditions, for use in making a qualified acquisition and not for our normal daily operating expenses. Interest income was derived from sources free of federal income taxes resulting in a lower than normal provision for income taxes.

Liquidity and Capital Resources

On October 28, 2005, we consummated our initial public offering (the “IPO”) of 14,400,000 units with each unit consisting of one share of our common stock, $0.0001 per share, and one warrant to purchase one share of common stock at an exercise price of $6.00 per share. The units were sold at an offering price of $8.00 per unit, generating gross proceeds of $115,200,000. The total net proceeds to us from the offering were approximately $106,472,000, of which $105,408,000 was deposited into a trust fund and the remaining proceeds ($1,064,000) were available to be used to provide for business, legal and accounting, due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund, earning interest, and are contemplated for use in connection with a business combination. As of December 31, 2006, there was $109,213,492 held in the trust fund. During the year ended December 31, 2006, we used $500,000 towards a deposit on the Tandem acquisition (of which $350,000 was returned in September 2006) and $520,533 for payment of deferred acquisition costs, principally for the Tandem acquisition. An additional $1,142,099 of deferred acquisition costs have been incurred and are included in accounts payable and accrued expenses in the December 31, 2006 balance sheet. In June 2006 and August 2006, we received $50,000 and $25,000, respectively of proceeds from short-term notes payable issued to our Chairman, as well as an additional $200,000 from similar notes issued on February 1, 2007 for $100,000 and March 7, 2007 for $100,000. At December 31, 2006, we had a cash overdraft of $3,174 for balances not deposited in the trust fund. This amount was classified as accounts payable and accrued expenses as of December 31, 2006.

In July 2006, we received a commitment letter from a bank, conditioned upon consummation of the Tandem transaction and execution of a definitive financing agreement for $45 million in financing. This arrangement was comprised of a $35 million formula based secured reducing revolving line of credit and a $10,000,000 secured acquisition line of credit. Availability will be subject to a formula based upon assets and maintenance of compliance with certain financial ratios. The arrangement would have a four-year term, and would require minimum $825,000 monthly mandatory payments to reduce any outstanding balance of the revolving line of credit. Subsequent to the restructuring of the proposed merger and the execution of the Asset Acquisition Agreement with TEC, while the original commitment letter is no longer applicable the bank initially verbally indicated that it was willing to provide a new commitment letter on similar terms. However, there have been no further discussions with the bank. In January 2007, the Company received a non binding summary of terms and conditions from financial institutions for up to a $75,000,000 revolving line of credit facility (initial borrowing base would be set at $38,000,000), subject to a borrowing base limitation and compliance with other debt covenants, which would be defined in a definitive agreement. No assurance can be given that either bank will enter into a definitive credit facility on terms satisfactory to Platinum, if at all.

We intend to use a substantial amount of the net proceeds from the IPO to acquire a target business. To the extent that our capital stock is used, in whole or in part, as consideration to effect a business combination, the proceeds held in the trust fund will be used to finance the operations of the target business and purchase shares of Platinum common stock pursuant to Platinum’s Share Repurchase Plan.

We believe that we will consummate the Asset Acquisition discussed above and that we will have sufficient available funds (outside of the trust fund) to operate through the consummation of the Asset Acquisition. The principal sources of these funds will be from loans advanced from certain of our stockholders. Upon consummation of the Asset Acquisition, cash held in trust will be released to us and, after payment of debt pursuant to the Asset Acquisition Agreement, payment to stockholders exercising their conversion rights and payment of certain fees and expenses relating to the asset acquisition, will be available for operations and conduct of the business.

There can be no assurance that the acquisition will be consummated. Should this Asset Acquisition not be consummated by October 28, 2007, we would be required to return the funds held in trust to holders of shares issued in the Initial Public Offering as a mandatory liquidating distribution, pursuant to a plan of dissolution and liquidation. Any such plan of dissolution, if required, would have to first be submitted to stockholders for approval. These conditions raise a substantial doubt about our ability to continue as a going concern.

In the period from October 28, 2005 through October 28, 2007, we initially estimated that we would incur approximately $300,000 in expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination and preparation of a proxy statement, an aggregate of $180,000 for the administrative fees payable to Platinum Partners Value Arbitrage, L.P. or other designated parties (a total of $7,500 per month for two years), $100,000 for expenses for the due diligence and investigation of a target business, $50,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $358,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $75,000 for director and officer liability insurance premiums. Many of these expenses have already been incurred, have increased substantially, and been paid resulting in the Company’s cash position at December 31, 2006 as noted above. Expenses attributable to the asset acquisition incurred through December 31, 2006 aggregated $1,662,632, of which $520,533 were paid through that date.

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

In the event that we consummate the currently proposed asset acquisition with TEC, the net proceeds of our IPO would be released and approximately $42 million of such funds would be used to retire the indebtedness of TEC assumed as part of the transaction. The remaining amount, together with the financing which we anticipate, would be used to (1) make payments to Platinum stockholders who exercise their conversion rights in the business combination vote, (2) pay the finder’s fee of $3 million payable in connection with the transaction as well as other transaction-related expenses and (3) fund future acquisitions, working capital, capital expenditures associated with TEC’s assets and repurchases of shares of Platinum common stock under the contemplated Platinum share repurchase program.

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

In February 2006, we entered into a sublease arrangement for office space located in Montvale, New Jersey. The term of the sublease commenced on March 1, 2006 and expires February 28, 2009. Gross rent, including annual escalations and electric charges are approximately $20,000 for each year of the three year lease term.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices. We are not presently engaged in and, if the TEC acquisition is not consummated by us prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust account have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

Item 8.  Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-17 comprising a portion of this annual report on Form 10-K.

Platinum Energy Resources, Inc. and Subsidiary
Quarterly Summary
(Unaudited)

The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the year ended December 31, 2006 and for the period from April 25, 2005 (Inception) to December 31, 2005. All quarterly information was obtained from unaudited financial statements not otherwise contained in this report. We believe that all necessary adjustments have been made to present fairly the quarterly information when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results for any future period.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year ended December 31, 2006	(a)			(b)

Total revenue	$--	$--	$--	$--
Gross profit	--	--	--	--
Net income	231,228	456,336	502,675	469,440

Per share amounts:
Net earnings - Basic:	$.02	$.03	$.03	$.03
Net earnings - Diluted:	$.01	$.03	$.03	$.03
.

Period from April 25, 2005 (Inception) to December 31, 2005	April 25, 2005 (Inception) to December 31, 2005	3rd Quarter	4th Quarter
			(a)
Total revenue	$--	$--	$--
Gross profit	--	--	--
Net income (loss)	(4,812)	(1,904)	282,444

Per share amounts:
Net earnings (loss) - Basic:	$.00	$.00	$.02
Net earnings (loss) - Diluted:	$.00	$.00	$.02

(a)	Includes $95,173 of trust account interest income earned in the fourth quarter of 2005 and reclassified to Common stock subject to possible redemption in the first quarter of 2006.
(b)
Includes the effect of the determination that the Company will be treated as an investment company for New Jersey state income tax purposes, reducing the estimated tax provision for the year in this quarter by approximately $107,000.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.            Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

The Company, under the supervision of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, management, including our principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective in alerting it in a timely manner to information relating to the Company required to be disclosed in this report.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the criteria in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Marcum & Kleigman LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has also audited our management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Platinum Energy Resources, Inc. and Subsidiary

We have audited management's assessment, included in the accompanying Management's Report on Internal Controls over Financial Reporting, that Platinum Energy Resources, Inc. and Subsidiary (the "Company") maintained effective internal control over financial reporting as of December 31, 2006 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2006 and for the period from April 25, 2005 (inception) to December 31, 2005 and for the period from April 25, 2005 (inception) to December 31, 2006 of the Company and our report dated March 29, 2007 expressed an unqualified opinion on those financial statements. Our report also contains an explanatory paragraph describing conditions that raise substantial as to the Company’s ability to continue as a going concern.

/s/ Marcum & Kliegman LLP

New York, New York
March 29, 2007

Changes in Internal Control over Financial Reporting.

There were no changes in internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Item 9B.            Other Information.

Not applicable.

PART III

Item 10.             Directors and Executive Officers of the Registrant and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Position
Mark Nordlicht	38	Chairman of the Board
Barry Kostiner	35	Chief Executive Officer, Secretary and Director
William C. Glass	35	President and Director
James E. Bashaw	43	Director
Albert Helmig	55	Director
Richard Geyser	38	Vice President
James H. Dorman	73	Executive Vice President
Jim L. Troxel	53	Executive Vice President

Mark Nordlicht has been our chairman of the board since our inception. Mr. Nordlicht is the founder and sole managing member of the general partner of the Platinum Partners Value Arbitrage Fund, a New York based relative value fund launched in January 2003. The Value Arbitrage Fund employs various strategies across multiple asset classes and has a 20% concentration in energy derivatives. Mr. Nordlicht is also Chairman of Optionable Inc., a hybrid voice-electronic broker matching trades in energy swaps, futures, and options founded by Mr. Nordlicht in November 1999, and the Chairman of Platinum Diversified Mining, Inc., a special purpose acquisition company focusing on the mining industry founded in 2006. In addition, Mr. Nordlicht is formerly the founder and general partner of Northern Lights Trading, a proprietary options trading firm based in New York which employed traders in the natural gas, crude oil, cotton, coffee, gold, and silver option trading pits. From 1998 through December 2002 Mr. Nordlicht was managing partner of West End Capital and WEC Asset Management, New York based private equity firms founded by Mr. Nordlicht. Mr. Nordlicht earned a BA degree from Yeshiva University in 1989.

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

An article appearing in the Wall Street Journal on August 4, 2006 describes Mr. Kostiner’s activities after leaving Allegheny Energy in 2003 leading up to his involvement with Platinum in 2005 as briefly forming his own consulting firm that “didn’t really go anywhere” and getting help from Mr. Nordlicht after failing to raise money from private equity firms. This description mischaracterized Mr. Kostiner’s activities during this period of time. In fact, as a principal in Ellipse Energy, Mr. Kostiner worked together with a single private investment fund, MHR Fund, on a single transaction: MHR’s unsuccessful attempt to acquire an E&P company in the United Kingdom. After taking some time off, as part of his search for new employment and his networking efforts, he shared his business strategy to use hedge financing to maximize value with a number of business contacts and investors in the oil and gas industry, including Mr. Nordlicht, before he became involved with Platinum.

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

In addition, if the acquisition of TEC is consummated, Mr. Tim G. Culp, 48, is to be elected to the board upon consummation of the asset acquisition. Tim G. Culp joined Tandem in June 2005 as President and Chief Executive Officer and continues to serve in that capacity today. Mr. Culp was a co-founder, senior officer and principal stockholder of TEC and Shamrock Energy Corporation and its operating affiliate, Arrowhead Operating, Inc. Prior to forming TEC, Mr. Culp was a Vice President with Adobe Resources Corporation. During Mr. Culp’s tenure, Adobe, TEC and Shamrock acquired over $140 million in oil and gas properties. Mr. Culp has over twenty-five years of oil and gas industry experience with over twenty years of experience in property acquisitions and development. Prior to joining Adobe, Mr. Culp was a manager for the public accounting firm of KPMG Peat Marwick. Mr. Culp received his Bachelor of Business Administration degree in Accounting from Texas Tech University in 1981.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of James E. Bashaw, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Albert Helmig and William C. Glass, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Mark Nordlicht and Barry Kostiner, will expire at the third annual meeting. When Mr. Culp is elected to the board upon consummation of the asset acquisition, he will serve in the first class of director’s together with Mr. Bashaw.

Corporate Governance - Audit Committee

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

Code of Ethics

We have adopted a Code of Conduct and Ethics that applies to our principal executive officer or principal financial officer, or persons performing similar functions, as well as to all our directors, officers and employees. Our Code of Conduct and Ethics is posted on our Internet website. Our Internet website is www.platenergy.com. We intend to post on our website any amendment to, or waiver from, any provision of our Code of Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting other or persons performing similar functions that relates to any element of our Code regarding: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in our reports and other filings with the SEC or our public communications; (3) compliance with applicable governmental laws, rules and regulations; (4) prompt internal reporting of the violations of our code to an appropriate person identified in our code; and (5) accountability for adherence to our code.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires Platinum directors, officers and persons owning more than 10% of Platinum’s common stock to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based on its review of the copies of such reports furnished to Platinum, or representations from certain reporting persons that no other reports were required, Platinum believes that all applicable filing requirements were complied with during the fiscal year ended December 31, 2006.

Item 11.             Executive Compensation.

Since our inception, no executive officer or director has received any cash or non-cash compensation for services rendered to the Company. We have been paying and will continue to pay Platinum Partners Value Arbitrage, L.P., an affiliate of Mark Nordlicht, our chairman of the board, a fee of $7,500 per month for providing us with certain secretarial services. However, this arrangement is solely for our benefit and is not intended to provide Mr. Nordlicht compensation in lieu of a salary. Other than this $7,500 per-month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our officers and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Compensation Discussion and Analysis

Our policies with respect to executive compensation following the asset acquisition with TEC will be administered by our board in consultation with a compensation committee we intend to form following the consummation of the asset acquisition. We intend for our compensation policies to provide for compensation that is sufficient to attract, motivate and retain executives of outstanding ability and potential and to establish an appropriate relationship between executive compensation and the creation of shareholder value. To meet these goals, our compensation committee will be charged with recommending executive compensation packages to our board of directors.

Overall, we will seek to provide total compensation packages that are tailored to the unique characteristics and needs within the oil and gas industry in order to create an executive compensation program that will adequately reward our executives for their roles in creating value for our shareholders. We intend to be competitive with other similarly situated companies in the oil and gas industry following completion of the asset acquisition.

It is anticipated that our executives’ compensation will have three primary components - salary, cash incentive bonus and stock-based awards. Since our compensation committee will not be formed until after consummation of the asset acquisition, we have not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation. We also plan to establish and maintain various employee benefit plans, including medical, dental, life insurance and 401(k) plans.

Our compensation committee will be charged with performing an annual review of our executive officers’ cash compensation and equity holdings to determine whether they provide adequate incentives and motivation to executive officers and whether they adequately compensate the executive officers relative to comparable officers in other companies.

2006 Long Term Incentive Plan

In March 20, 2006, our board of directors approved Platinum’s 2006 Long-Term Incentive Plan subject to approval and consummation of the asset acquisition with TEC (as set forth in the board’s action) and further subject to the approval of our stockholders. If the asset acquisition proposal is not approved and/or the asset acquisition is not consummated, the Plan will not be effective. The purposes of our Plan are to create incentives designed to motivate our employees to significantly contribute toward our growth and profitability, to provide our executives, directors and other employees, and persons who, by their position, ability and diligence, are able to make important contributions to our growth and profitability, with an incentive to assist us in achieving our long-term corporate objectives, to attract and retain executives and other employees of outstanding competence, and to provide such persons with an opportunity to acquire an equity interest in us. Under the proposed Plan, we may grant incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses, or collectively, awards, to our officers and key employees, and those of our subsidiaries. In addition, the Plan authorizes the grant of non-qualified stock options and restricted stock awards to our directors and to any independent contractors and consultants who by their position, ability and diligence are able to make important contributions to our future growth and profitability. Generally, all classes of our employees are eligible to participate in our Plan.

No options, restricted stock or other awards under the Plan have been made or committed to be made as of the date of hereof.

We will seek the approval and authorization of the 2006 Long-Term Incentive Plan in connection with our special meeting that is the subject of our preliminary proxy statement. A complete text of our Plan is attached as Annex C to Amendment No. 4 to our preliminary proxy statement filed with the SEC on February 14, 2007.

The following is a summary of the material provisions of our Plan and is qualified in its entirety by reference to the complete text of our Plan. We cannot determine the benefits to be received by our directors or officers under the Plan, or the benefits that would have been received by our directors and officers in 2006 had the Plan been in effect in 2006.

Stock Subject to the 2006 Plan

We have reserved a maximum of 4 million shares of our authorized common stock for issuance upon the exercise of awards to be granted pursuant to our Plan. Each share issued under an option or under a restricted stock award will be counted against this limit. Shares to be delivered at the time a stock option is exercised or at the time a restricted stock award is made may be available from authorized but unissued shares or from stock previously issued but which we have reacquired and hold in our treasury.

In the event of any change in our outstanding common stock by reason of any reorganization, recapitalization, stock split, stock dividend, combination of shares, asset acquisition, consolidation, issuance of rights or other similar transactions, the number of shares of our common stock which may be issued upon exercise of outstanding options, and the exercise price of options previously granted under our Plan, will be proportionally adjusted to prevent any enlargement or dilution of the rights of holders of previously granted options as may be appropriate to reflect any such transaction or event.

Administration

Our board will establish a compensation committee that, among other duties, will administer the Plan. The compensation committee will be composed of at least three members of the board, a majority of whom will be “non-employee directors” within the meaning of Rule 16b-3(b)(3) of the Securities Exchange Act of 1934, as amended. Members of our compensation committee will serve at the pleasure of our board. In connection with the administration of our Plan, the compensation committee, with respect to awards to be made to any person who is not one of our directors, will:

•	determine which employees and other persons will be granted awards under our Plan;

•	grant the awards to those selected to participate;

•	determine the exercise price for options; and

•	prescribe any limitations, restrictions and conditions upon any awards.

With respect to stock options or restricted stock awards to be made to any of our directors, the compensation committee will make recommendations to our board of directors as to:

•	which of such persons should be granted stock options, restricted stock awards, performance units or stock appreciation rights;

•	the terms of proposed grants of awards to those selected by our board of directors to participate;

•	the exercise price for options; and

•	any limitations, restrictions and conditions upon any awards.

Any grant of awards to any of directors under our Plan must be approved by our board of directors.
In addition, the compensation committee will:

•	interpret our Plan; and

•	make all other determinations and take all other action that may be necessary or advisable to implement and administer our Plan.

Types of Awards

Our Plan permits the compensation committee to grant the following types of awards.

Stock Options. Stock options are contractual rights entitling an optionee who has been granted a stock option to purchase a stated number of shares of our common stock at an exercise price per share determined at the date of the grant. Options are evidenced by stock option agreements with the respective optionees. The exercise price for each stock option granted under our Plan will be determined by our board of directors or a committee of the board at the time of the grant, but will not be less than fair market value on the date of the grant. Our board of directors or a committee of the board will also determine the duration of each option; however, no option may be exercisable more than ten years after the date the option is granted. Within the foregoing limitations, the board of directors or committee of the board may, in its discretion, impose limitations on exercise of all or some options granted under our Plan, such as specifying minimum periods of time after grant during which options may not be exercised. Options granted under our Plan will vest at rates specified in the option agreement at the time of grant; however, all options granted under our Plan will vest upon the occurrence of a change of control, as defined in the Plan. Our Plan also contains provisions for our board of directors or a committee of the board to provide in the participants’ option award agreements for accelerating the right of an individual employee to exercise his or her stock option or restricted stock award in the event of retirement or other termination of employment. No cash consideration is payable to us in exchange for the grant of options.

Our Plan provides that the stock options may either be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or Non-Qualified Options, which are stock options other than Incentive Stock Options within the meaning of Sections 422 of the Code. Incentive Stock Options may be granted only to our employees or employees of our subsidiaries, and must be granted at a per share option price not less than the fair market value of our common stock on the date the Incentive Stock Option is granted. In the case of an Incentive Stock Option granted to a stockholder who owns shares of our outstanding stock of all classes representing more that 10% of the total combined voting power of all of our outstanding stock of all classes entitled to vote in the election of directors, the per share option price must be not less than 110% of the fair market value of one share of our common stock on the date the Incentive Stock Option is granted and the term of such option may not exceed five years. As required by the Code, the aggregate fair market value, determined at the time an Incentive Stock Option is granted, of our common stock with respect to which Incentive Stock Options may be exercised by an optionee for the first time during any calendar year under all of our incentive stock option plans may not exceed $100,000.

The exercise price for Non-Qualified Options may not be less than the fair market value of our common stock on the date the Non-Qualified Option is granted. Non-Qualified Options are not subject to any of the restrictions described above with respect to Incentive Stock Options. The exercise price of stock options may be paid in cash, in whole shares of our common stock, in a combination of cash and our common stock, or in such other form of consideration as our board of directors or the committee of the board may determine, equal in value to the exercise price. However, only shares of our common stock which the option holder has held for at least six months on the date of the exercise may be surrendered in payment of the exercise price for the options. The maximum number of shares subject to stock options that may be awarded in any fiscal year to any employee may not exceed 100,000 and the number of shares subject to stock options that may be awarded in any fiscal year to any director may not exceed 10,000. In no event may a stock option be exercised after the expiration of its stated term.

Stock Appreciation Rights. A stock appreciation right permits the grantee to receive an amount (in cash, common stock, or a combination thereof) equal to the number of stock appreciation rights exercised by the grantee multiplied by the excess of the fair market value of our common stock on the exercise date over the stock appreciation rights’ exercise price. Stock appreciation rights may or may not be granted in connection with the grant of an option. The exercise price of stock appreciation rights granted under the Plan will be determined by the board of directors or a committee of the board; provided, however, that such exercise price cannot be less than the fair market value of a share of common stock on a date the stock appreciation right is granted (subject to adjustments). A stock appreciation right may be exercised in whole or in such installments and at such times as determined by the board of directors or a committee of the board.

Restricted Stock. Restricted shares of our common stock may be granted under our Plan subject to such terms and conditions, including forfeiture and vesting provisions, and restrictions against sale, transfer or other disposition as the board of directors or a committee of the board may determine to be appropriate at the time of making the award. In addition, the board of directors or a committee of the board may direct that share certificates representing restricted stock be inscribed with a legend as to the restrictions on sale, transfer or other disposition, and may direct that the certificates, along with a stock power signed in blank by the grantee, be delivered to and held by us until such restrictions lapse. The board of directors or a committee of the board, in its discretion, may provide in the award agreement for a modification or acceleration of shares of restricted stock in the event of permanent disability, retirement or other termination of employment or business relationship with the grantee. The maximum number of restricted shares that may be awarded under the Plan to any employee may not exceed 100,000 shares and the number of restricted shares that may be awarded in any fiscal year to any director may not exceed 10,000 shares.

Performance Units. The Plan permits grants of performance units, which are rights to receive cash payments equal to the difference (if any) between the fair market value of our common stock on the date of grant and its fair market value on the date of exercise of the award, except to the extent otherwise provided by the board of directors or a committee of the board or required by law. Such awards are subject to the fulfillment of conditions that may be established by the board of directors or a committee of the board including, without limitation, the achievement of performance targets based upon the factors described above relating to restricted stock awards.

Performance Bonus. The Plan permits grants of performance bonuses, which may be paid in cash, common stock or combination thereof as determined by the board of directors or a committee of the board. The maximum value of performance bonus awards granted under the Plan shall be established by the compensation committee at the time of the grant. An employee’s receipt of such amount will be contingent upon achievement of performance targets during the performance period established by the compensation committee. The performance targets will be determined by the board of directors or a committee of the board based upon the factors described above relating to restricted stock awards. Following the end of the performance period, the board of directors or a committee of the board will determine the achievement of the performance targets for such performance period. Payment may be made within 60 days of such determination. Any payment made in shares of common stock will be based upon the fair market value of the common stock on the payment date. The maximum amount of any performance bonus payable to a participant in any calendar year is $500,000.

Transferability

With the exception of Non-Qualified Stock Options, awards are not transferable other than by will or by the laws of descent and distribution. Non-Qualified Stock Options are transferable on a limited basis. Restricted stock awards are not transferable during the restriction period.

Change of Control Event

The Plan provides for the acceleration of any unvested portion of any outstanding awards under the Plan upon a change of control event.

Termination of Employment/Relationship

Awards granted under our Plan that have not vested will generally terminate immediately upon the grantee’s termination of employment or business relationship with us or any of our subsidiaries for any reason other than retirement with our consent, disability or death. The board of directors or a committee of the board may determine at the time of the grant that an award agreement should contain provisions permitting the grantee to exercise the stock options for any stated period after such termination, or for any period the board of directors or a committee of the board determines to be advisable after the grantee’s employment or business relationship with us terminates by reason of retirement, disability, death or termination without cause. Incentive Stock Options will, however, terminate no more than three months after termination of the optionee’s employment, twelve months after termination of the optionee’s employment due to disability and three years after termination of the optionee’s employment due to death. The board of directors or a committee of the board may permit a deceased optionee’s stock options to be exercised by the optionee’s executor or heirs during a period acceptable to the board of directors or a committee of the board following the date of the optionee’s death but such exercise must occur prior to the expiration date of the stock option.

Dilution; Substitution

As described above, our Plan will provide protection against substantial dilution or enlargement of the rights granted to holders of awards in the event of stock splits, recapitalizations, asset acquisitions, consolidations, reorganizations or similar transactions. New award rights may, but need not, be substituted for the awards granted under our Plan, or our obligations with respect to awards outstanding under our Plan may, but need not, be assumed by another corporation in connection with any asset acquisition, consolidation, acquisition, separation, reorganization, sale or distribution of assets, liquidation or like occurrence in which we are involved. In the event that our Plan is assumed, the stock issuable with respect to awards previously granted under our Plan shall thereafter include the stock of the corporation granting such new option rights or assuming our obligations under the Plan.

Amendment of the Plan

Our board may amend our Plan at any time. However, without stockholder approval, our Plan may not be amended in a manner that would:

•	increase the number of shares that may be issued under our Plan;

•	materially modify the requirements for eligibility for participation in our Plan;

•	materially increase the benefits to participants provided by our Plan; or

•	otherwise disqualify our Plan for coverage under Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended.

Awards previously granted under our Plan may not be impaired or affected by any amendment of our Plan, without the consent of the affected grantees.

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee. As such, the entire board of directors performs the function of a compensation committee. The board of directors has made the decision that our executive officers will not be compensated until the commencement of our operations following the proposed TEC asset acquisition. Mark Nordlicht (our Chairman of the Board), Barry Kostiner (our CEO and Secretary) and William C. Glass (our President) are executive officers and serve on our board of directors.

Compensation Committee Report

We do not have a compensation committee. However, the board of directors has reviewed and discussed with management the Compensation Discussion and Analysis contained in the Annual Report on Form 10-K and determined that it should be included herein. The members of the board of directors are: Mark Nordlicht, Barry Kostiner, Willam C. Glass, James E. Bashaw, and Albert Helmig.

Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

 The following table sets forth information regarding the beneficial ownership of our common stock as of March 12, 2007 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock	Approximate Percentage of Outstanding Common Stock Beneficially Owned Subsequent to Issuance of Shares in TEC Acquisition

Azimuth Opportunity,Ltd.(2)	1,542,000	8.6%	6.0%
J.D. Capital Management LLC(3)
J. David Rogers	1,262,000	7.0%	4.9%
Millenco, L.P./NY(4)
Millennium Management, L.L.C.
Israel A. Englander	1,935,000	10.8%	7.5%
D. B. Zwirn Special Opportunities Fund, L.P.(5)	1,625,000	9.0%	6.3%
D.B. Zwirn Special Opportunities Fund, Ltd.
HCM/2 Special Opportunities LLC
QVT Financial LP(6)	1,387,500	7.7%	5.4%
Mark Nordlicht(7)	2,151,000	12.0%	8.3%
Barry Kostiner(8)	933,130	5.2%	3.6%
William C. Glass(9)	270,000	1.5%	1.0%
Richard Geyser(10)	90,000	* %	* %
James H. Dorman(11)	60,000	* %	* %
Jim L. Troxel(12)	60,000	* %	* %
Albert Helmig	45,000	*	* %
James E. Bashaw(13)	45,000	* %	* %
All directors and executive officers as a group (8 individuals)	3,654,130	20.3%	14.1%
——————
*	Denotes percentages of less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is 25 Phillips Parkway, Montvale, New Jersey 07645.
(2)
Based upon a Statement on Schedule 13G (Amendment No. 1) dated December 13, 2006 filed by Azimuth Opportunity, Ltd. The address of Azimuth Opportunity, Ltd. is c/o WSmiths Finance, Nemours Chambers, P.O. Box 3170, Road Town, Tortola, British Virgin Islands.

(3)
Based upon an Initial Statement of Beneficial Ownership of Securities on Form 3 dated August 24, 2006 filed by J.D. Capital Management LLC, we understand that JD Capital Management LLC is the investment manager of Temp Master Fund LP and, by virtue of such status, may be deemed to be the beneficial owner of 1,262,000 units owned by Tempo. Mr. Rogers is the managing member of J.D. Capital and has voting and investment power with respect to the shares. The address of J.D. Capital and Mr. Rogers is Two Greenwich Plaza, Greenwich, Connecticut 06830.

(4)
Based upon a Statement on Schedule 13G dated November 20, 2005 filed by Millenco, L.P., Millennium Management, L.L.C. and Israel A. Englander, Millennium Management is the general partner of Millenco and, as such, may be deemed to have voting control and investment discretion over the securities owned by Millenco. Israel A. Englander is the managing member of Millennium Management and has voting and investment power with respect to the shares. The address of the parties is c/o Millennium Management, L.L.C. 666 Fifth Avenue, New York New York 10103.

(5)
Based upon a Statement on Schedule 13G dated September 5, 2006 filed by D.B. Zwirn & Co., L.P., DBZ GP, LLC, Zwirn Holdings, LLC, Daniel B. Zwirn , D.B. Zwirn Special Opportunities Fund, L.P. (“Fund L.P.”), D.B. Zwirn Special Opportunities Fund, Ltd. (“Fund Ltd.”) and HCM/Z Special Opportunities LLC (“Opportunities LLC”), D.B. Zwirn & Co., L.P., DBZ GP, LLC, Zwirn Holdings, LLC, and Daniel B. Zwirn may each be deemed the beneficial owner of (i) 573,750 shares of common stock owned by Fund, L.P., (ii) 932,500 shares of common stock owned by Fund, Ltd. and (iii) 118,750 shares of common stock owned by Opportunities LLC. D.B. Zwirn & Co., L.P. is the manager of each of Fund L.P., Fund Ltd. and Opportunities LLC, and, consequently, has voting control and investment discretion over the shares of common stock held by each of the Funds. Furthermore, Daniel B. Zwirn is the managing member of, and thereby controls, Zwirn Holdings, LLC, which in turn is the managing member of and, thereby, controls DBZ GP, LLC, which in turn is the general partner of and thereby controls D.B. Zwirn & Co., L.P. The address of each of the parties is 745 Fifth Avenue, 18th Floor, New York, NY 10151, except for Fund Ltd. which has an address at P.O. Box 896, George Town, Harbour Centre, 2nd Floor, Grand Cayman, Cayman Islands, British West Indies and Opportunities LLC which has an address at Seven Mile Beach, Grand Cayman, Cayman Islands, British West Indies.

(6)
Based upon a Statement on Schedule 13G (Amendment No. 1) dated February 13, 2007 filed by QVT Financial LP, QVT Financial GP LLC, QVT Fund LP, and QVT Associates GP LLC. QVT Financial LP is the investment manager for QVT Fund LP, which beneficially owns 1,162,242 shares of common stock. QVT Financial LP is also the investment manager for a separate discretionary account, which holds 225,258 shares of common stock. QVT Financial LP has the power to direct the vote and disposition of the common stock held by each of the QVT Fund LP and the separate discretionary account. Accordingly, QVT Financial LP may be deemed to be the beneficial owner of an aggregate amount of 1,387,500 shares of common stock. QVT Financial LP is the general partner of QVT Financial LP and QVT Associates GP LLC is the general partner of the QVT Fund LP. The address of each of the parties is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036, except QVT Fund LP whose address is Walkers SPV, Walkers House, P.O. Box 908GT, Mary Street, George Town, Grand Cayman, Cayman Islands.

(7)
Includes 21,000 shares owned directly by Mr. Nordlicht and 2,130,000 shares held by Platinum Management (NY) LLC, a limited liability company controlled by Mr. Nordlicht. The address of Mr. Nordlicht and Platinum Management (NY) LLC is 152 West 57th Street, New York, New York 10019.

(8)
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

(11)
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

(12)
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

(13)
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

Our stockholders other than those who acquired their shares in the IPO, which include all of our officers and directors, collectively, beneficially own approximately 20% of the issued and outstanding shares of our common stock. Because of this ownership block, these stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of a business combination.

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

Messrs. Mark Nordlicht, our Chairman of the Board, and Barry Kostiner, our CEO and a director, have made additional purchases of Platinum securities since the IPO. Mr. Kostiner has purchased shares of Platinum common stock pursuant to the terms of a trading plan established in compliance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. He has also purchased warrants in the open market. Mr. Nordlicht has purchased shares of Platinum common stock in the open market. The open market purchases made by Mr. Kostiner and Mr. Nordlicht were made on a discretionary basis. The Company does not believe that Messrs. Kostiner or Nordlicht were aware of any material non-public information at the time of such purchases. However, to the extent that a court were to conclude that Mr. Kostiner or Mr. Nordlicht did possess material non-public information regarding Platinum at the time of their respective open market purchases of securities of Platinum, Mr. Kostiner or Mr. Nordlicht could be subject to claims of insider trading violations.

Item 13.             Certain Relationships and Related Transactions and Director Independence

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

On September 23, 2005, our board of directors authorized a stock dividend of .3846153 of a share of common stock for each outstanding share of common stock, effectively lowering the purchase price to $.0056 per share. The sole purpose of such stock dividend authorized by the board of directors was to maintain the existing stockholders’ collective ownership at 20% of our issued and outstanding shares of common stock immediately after our IPO.

On October 21, 2005, we effected a four-for-five reverse stock split, effectively raising the purchase price to $0.0069 per share. The sole purpose for such reverse stock split authorized by the board and approved by our stockholders was to maintain the existing stockholders’ collective ownership at 20% of our issued and outstanding shares of common stock immediately after our IPO. Following the reverse stock split, there are 3,600,000 shares of common stock outstanding as reflected in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The holders of the majority of these shares will be entitled to make up to two demands that we register these shares pursuant to a registration rights agreement. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow, which, except in limited circumstances, is not before three years from the date of the IPO. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Platinum Partners Value Arbitrage, L.P., an affiliate of Mark Nordlicht, has made available to us certain office and secretarial services, as we may require from time to time through the consummation of the asset acquisition. We have agreed to pay Platinum Partners Value Arbitrage, L.P. $7,500 per month for these services. Platinum Management NY LLC is the general partner of Platinum Partners Value Arbitrage, L.P. and Mark Nordlicht is the managing member and 100% owner of Platinum Management (NY) LLC. As a result, he will benefit from the transaction to the extent of his interest in Platinum Partners Value Arbitrage, L.P. However, this arrangement is solely for our benefit and is not intended to provide Mr. Nordlicht compensation in lieu of a salary. We believe, based on fees for similar services in the New York City metropolitan area, that the fee charged by Platinum Partners Value Arbitrage, L.P. is at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving this transaction.

During 2005, Mark Nordlicht, our chairman of the board, advanced a total of approximately $180,000 to us to cover expenses related to the IPO. This loan was repaid together with interest at a rate of 4% per annum upon consummation of the IPO. During 2006, Mr. Nordlicht advanced to us an aggregate of $75,000 pursuant to two promissory notes. On February 1, 2007, Mr. Nordlicht advance to us $100,000 and, on March 7, 2007, Mr. Nordlicht advanced to us an additional $100,000, in each case pursuant to a promissory note. The notes accrue interest at a rate of 5% per annum and mature upon the earlier of the consummation by Platinum of a business combination or April 28, 2007.

We have reimbursed and will continue to reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

Other than the $7,500 per month administrative fees and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of above listed Platinum stockholders or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

Pursuant to an escrow agreement, all of the shares of our common stock outstanding prior to our IPO have been placed in escrow with American Stock Transfer & Trust Company, as escrow agent, until the earliest of:

•	October 28, 2008;

•	our liquidation; or

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

Director Independence

Our equity securities are not listed on an exchange or automated quotation system that requires its listed companies to have independent directors.

Under the Nasdaq rules, a majority of the board of directors must be comprised of independent directors as defined in Nasdaq Rule 4200. Under Nasdaq Rule 4200(a)(15), an "Independent director" means a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The rule then sets forth a list of persons who are not considered independent under these rules. Audit committee members are subject to additional, more stringent requirements under Nasdaq Rule 4350(d). Audit committee members must: (i) be independent as defined under Rule 4200; (ii) meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 (subject to the exemptions provided in Exchange Act Rule 10A-3(c)); (iii) not have participated in the preparation of the financial statements of the company or any current subsidiary of the company at any time during the past three years; and (iv) be able to read and understand fundamental financial statements, including a company's balance sheet, income statement, and cash flow statement.

Our company does not have separately designated audit, compensation or nominating committees. If we were to apply the independence requirements for audit committee members using the Nasdaq rules described above to our entire board of directors, the following directors would be considered independent: Albert Helmig and James E. Bashaw.

Item 14.             Principal Accountant Fees and Services

The firm of Marcum & Kleigman LLP acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

Audit Fees

During the period from inception through December 31, 2005, the fees for our principal accountant were $87,500 in connection with our initial public offering (financial statements included in the Form S-1 and Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2005) and the review of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

During the year ended December 31, 2006, the fees for our principal accountant were $122,500 for the review of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 and the audits of our financial statements to be included in our Annual Reports on Form 10-K for the period from inception through December 31, 2005 and for the year ended December 31, 2006.

Audit Related Fees

During the fiscal year ended December 31, 2006, the fees for our principal accountant were $287,700 in connection with the proposed acquisition of TEC (financial statements included in the Preliminary Proxy Statement, as amended).

Tax Fees

During 2005, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

During fiscal year 2006, our principal accountant rendered services to us for tax compliance in the amount of $4,800, and rendered no services with respect to tax advice and tax planning.

All Other Fees

During 2005 and 2006, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. Our Board of Directors approved the engagement of Marcum & Kleigman LLP as our independent registered public accounting firm in a meeting held on March 28, 2007.

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

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
2.1	Asset Acquisition Agreement and Plan of Reorganization, dated as of October 4, 2006, among Platinum Energy Resources, Inc., Tandem Energy Corporation and PER Acquisition Corp.(1)
2.2
Amendment No. 1 to the Asset Acquisition Agreement and Plan of Reorganization, dated as of December 6, 2006 among Platinum Energy Resources, Inc., PER Acquisition Corp. and Tandem Energy Corporation (2)

2.3
Amendment No. 2 to the Asset Acquisition Agreement and Plan of Reorganization, dated as of February 9, 2007 among Platinum Energy Resources, Inc., PER Acquisition Corp. and Tandem Energy Corporation (3)

3.1	Amended and Restated Certificate of Incorporation (4)
3.2	By-laws(4)
4.1	Specimen Unit Certificate (4)
4.2	Specimen Common Stock Certificate (4)
4.3	Specimen Warrant Certificate (4)
4.4	Warrant Agreement between American Stock Transfer & Trust Company and the Company (4)
4.5	Form of Unit Purchase Option to be granted to Representatives (4)
4.6	Warrant Clarification and Confirmation Agreement, dated as of November 3, 2006, between Platinum Energy Resources, Inc. and American Stock Transfer and Trust Company (5)
4.7	Amendment to Unit Purchase Options, dated as of November 3, 2006, among Platinum Energy Resources, Inc. and the holders of Unit Purchase Options (5)
10.1	Letter Agreement among the Company, Casimir Capital L.P. and Mark Nordlicht (4)
10.2	Letter Agreement among the Company, Casimir Capital L.P. and Barry Kostiner (4)
10.3	Letter Agreement among the Company, Casimir Capital L.P. and William C. Glass (4)
10.4	Letter Agreement among the Company, Casimir Capital L.P. and Richard Geyser (4)
10.5	Letter Agreement among the Company, Casimir Capital L.P. and James E. Bashaw (4)

10.6	Letter Agreement among the Company, Casimir Capital L.P. and James H. Dorman (4)
10.7	Letter Agreement among the Company, Casimir Capital L.P. and Albert Helmig (4)
10.8	Letter Agreement among the Company, Casimir Capital L.P. and Jim L. Troxel (2)
10.9	Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Company (4)
10.10	Stock Escrow Agreement between the Company, American Stock Transfer & Trust Company and the certain initial stockholders of the Company (4)
10.11	Services Agreement between Platinum Partners Value Arbitrage, L.P. and the Company (4)
10.12	Form of Registration Rights Agreement among the Company and certain initial stockholders of the Company (4)
10.13	Finder’s Agreement, dated as of October 26, 2006, between the Company and Lance Ducan (6)
10.14	Consulting Agreement, dated as of October 26, 2006, between the Company and Lance Duncan (6)
14	Code of Conduct and Ethics (7)
21	Subsidiaries of the Company (7)
24	Power of Attorney (set forth on signature page)
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith
32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith
——————
(1) Incorporated by reference to the Company’s Current Report on Form 8-K dated October 11, 2006
(2) Incorporated by reference to the Company’s Current Report on Form 8-K dated December 12, 2006
(3) Incorporated by reference to the Company’s Current Report on Form 8-K dated February 15, 2007
(4) Incorporation by reference to the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-125687)
(5) Incorporated by reference to the Company’s Current Report on Form 8-K dated November 9, 2006
(6) Incorporated by reference to the Company’s Current Report on Form 8-K dated November 1, 2006
(7) Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed on March 24, 2006

PLATINUM ENERGY RESOURCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Platinum Energy Resources, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Platinum Energy Resources, Inc. and Subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2006 and for the period from April 25, 2005 (inception) to December 31, 2005, and for the period from April 25, 2005 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Platinum Energy Resources, Inc. and Subsidiary as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006 and for the period from April 25, 2005 (inception) to December 31, 2005, and for the period from April 25, 2005 (inception) to December 31, 2006 in conformity with United States generally accepted accounting principles

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s certificate of incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a business combination (as defined) prior to April 28, 2007 or October 28, 2007, if certain extension criteria have been satisfied. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum & Kliegman LLP

New York, New York
March 29, 2007

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005

ASSETS
Current Assets
Cash	$—	$902,498
Cash and cash equivalents held in trust	109,213,492	105,884,102
Prepaid expenses and other current assets	79,526	118,711
Total Current Assets	109,293,018	106,905,311

Deferred acquisition costs	1,662,632	—
Total Assets	$110,955,650	$106,905,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,471,167	$87,795
Due to related party	85,585	16,875
Notes payable - stockholder	75,000	—
Income taxes payable - state	130,960	28,100
Total Current Liabilities	1,762,712	132,770

Common stock subject to possible redemption, 2,878,560 shares at conversion value	21,831,777	21,071,059

Commitments

Stockholders’ Equity
Preferred stock, $.0001 par value, 1,000,000 authorized, 0 issued	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized; 18,000,000 shares (which includes 2,878,560 subject to possible conversion) issued and outstanding	1,512	1,512
Additional paid-in capital	85,424,242	85,424,242
Earnings accumulated during the development stage	1,935,407	275,728

Total Stockholders’ Equity	87,361,161	85,701,482

Total Liabilities and Stockholders’ Equity	$110,955,650	$106,905,311

See notes to consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2006	Period from April 25, 2005 (Inception) to December 31 2005	Cumulative for the Period from April 25, 2005 (Inception) to December 31, 2006

Operating Expenses
Administrative cost allowance - related party	$68,710	$16,875	$85,585
Marketing, general and administrative expenses	717,590	150,399	867,989

Total operating expenses	786,300	167,274	953,574

Other Income (Expenses)
Interest income, net of interest allocated to common stock subject to possible redemption of $760,718, $0 and $760,718	2,568,672	476,102	3,044,774
Interest (expense)	(2,693)	(5,000)	(7,693)
Total other income (expense)	2,565,979	471,102	3,037,081

Net Income Before Income Taxes	1,779,679	303,828	2,083,507
Provision For Income Taxes	120,000	28,100	148,100

Net Income	$1,659,679	$275,728	$1,935,407

Weighted Average Number Of Common Shares:
Basic	15,121,440	6,549,489
Diluted	17,479,194	6,980,246

Net Income Per Common Share:
Basic	$0.11	$0.04
Diluted	$0.09	$0.04

See notes to consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Earnings Accumulated During the Development Stage	Total Stockholders’ Equity
Common shares issued to founders for cash, May 6, 2005 at $.0077 per share	3,250,000	$325	$24,675	$—	$25,000
Retroactive effect of common stock dividend, declared September 23, 2005	1,250,000	125	(125)	—	—
Retroactive effect of four-for-five reverse split effected October 21, 2005	(900,000)	(90)	90	—	—
Sale of 14,400,000 units, net of underwriters’ discount and offering expenses (includes 2,878,560 shares subject to possible conversion), October 28, 2005 at $8.00 per Unit	14,400,000	1,440	106,470,273	—	106,471,713
Proceeds subject to possible conversion of 2,878,560 shares, October 28, 2005 at $7.32 per Unit	(2,878,560)	(288)	(21,070,771)	—	(21,071,059)
Proceeds from issuance of option, October 28, 2005	—	—	100	—	100
Net income, for the period from April 25, 2005 (Inception) to December 31, 2005	—	—	—	275,728	275,728
Balance at December 31, 2005	15,121,440	1,512	85,424,242	275,728	85,701,482
Net income, for the year ended December 31, 2006	—	—	—	1,659,679	1,659,679
Balance at December 31, 2006	15,121,440	$1,512	$85,424,242	$1,935,407	$87,361,161

See notes to consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006	Period from April 25, 2005 (Inception) to December 31, 2005	Cumulative for the Period from April 25, 2005 (Inception) to December 31, 2006

Cash Flows From Operating Activities
Net income	$1,659,679	$275,728	$1,935,407
Changes in operating assets and liabilities:			—
Prepaid expenses and other current assets	39,185	(118,711)	(79,526)
Accounts payable and accrued expenses	241,273	87,795	329,068
Due to related party	68,710	16,875	85,585
Income taxes payable - State	102,860	28,100	130,960
Net cash provided by operating activities	2,111,707	289,787	2,401,494

Cash Flows From Investing Activities
Deposits in to cash and cash equivalents held in Trust Fund	(3,329,390)	(105,884,102)	(109,213,492)
Payment of performance deposit	(500,000)	—	(500,000)
Recovery of performance deposit upon restructuring	500,000	—	500,000
Payment of deferred acquisition costs	(520,533)	—	(520,533)
Net cash used in investing activities	(3,849,923)	(105,884,102)	(109,734,025)

Cash Flows From Financing Activities
Interest on cash held in trust, allocated to common stock subject to possible redemption	760,718	—	760,718
Proceeds from the sale of common stock	—	25,000	25,000
Proceeds from notes payable-stockholder	75,000	180,000	255,000
Repayment of note payable-stockholder	—	(180,000)	(180,000)
Gross proceeds of public offering	—	115,200,000	115,200,000
Payments of costs of public offering	—	(8,728,287)	(8,728,287)
Proceeds from issuance of underwriter’s stock option	—	100	100
Net cash provided by financing activities	835,718	106,496,813	107,332,531

Net (Decrease) Increase in Cash	(902,498)	902,498	—

Cash - Beginning of the Period	902,498	—	—

Cash - End of Period	$—	$902,498	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,693	$5,000
Income taxes	$17,140	$—
Non-Cash Investing and Financing Activities:
Deferred acquisition costs accrued and deferred	$1,142,099	$—

See notes to consolidated financial statements.

Platinum Energy Resources Inc. and Subsidiary
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

NOTE 1 - Organization, business and operations

Platinum Energy Resources, Inc. and subsidiary (a development stage enterprise) (the “Company”) was incorporated in Delaware on April 25, 2005 as a blank check company. The Company’s objective is to acquire an operating business in the energy industry.

As of December 31, 2006, the Company had not yet commenced any commercial operations. All activities through December 31, 2006 relate to the Company's formation, the completion of the public offering described below and the of the Asset Acquisition transaction, as described in Note 5. The accompanying consolidated financial statements have been prepared in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Development Stage Enterprises, since planned principal operations have not commenced.

The registration statement of the Company’s initial public offering (“Offering”) was declared effective on October 24, 2005. The Company consummated the Offering on October 28, 2005 and received net proceeds of approximately $106,472,000. See Note 4 - “Initial Public Offering,” for a complete discussion. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business in the global oil and gas energy and production industry (“Business Combination”). There is no assurance that the Company will be able to successfully affect a Business Combination. An amount of $105,408,000 of the net proceeds plus interest earned is being held in a trust account (“Trust Account”) and invested in United States Treasury Bills having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of the consummation of its first Business Combination or liquidation of the Company. The Company’s first Business Combination must be with a target business or businesses whose collective fair market value would be at least equal to 80% of the Company’s net assets at the time of such acquisition. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Founding Stockholders”), have agreed to vote their 3,600,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable. See Note 5 - “Business Combination,” for a discussion of a definitive Asset Acquisition Agreement and Plan of Reorganization entered into on October 4, 2006, as amended, which was entered into following the restructuring of the transactions contemplated by the Agreement and Plan of Merger entered into on January 26, 2006 with the same parties.

Platinum Energy Resources Inc. and Subsidiary
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

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

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (October 28, 2005), or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern (See Note 2 for Management Plans). In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units in the Offering discussed in Note 3 - “Initial Public Offering”).

NOTE 2 - Managements Plans

Management believes that it will consummate the Asset Acquisition described in Note 5 and that it will have sufficient available funds (outside of the trust fund) to operate through the consummation of the Asset Acquisition. The principal sources of these funds will be from loans advanced from certain stockholders of the Company. Upon consummation of the Asset Acquisition, cash held in trust will be released after the payment of debt pursuant to the Asset Acquisition and payment to stockholders exercising their conversion rights as described in Note 1.

There can be no assurance that the acquisition described in Note 5 will be consummated. Should this Business Combination, or another qualifying Business Combination, not be reduced to a definitive agreement by April 28, 2007 and consummated by October 28, 2007, the Company would be required to return the funds held in trust to holders of shares issued in the Initial Public Offering described in Note 4, as a mandatory liquidating distribution, pursuant to a plan of dissolution and liquidation approved by the stockholders.

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary PER Acquisition Corp, (“PER”) after elimination of all intercompany accounts and transactions. PER was organized as a Delaware corporation on January 25, 2006 for the purpose of merging into Tandem Energy Holdings, Inc. (“Tandem”) See Note 5 -  "Business Combination" for a discussion of a definitive agreement and plan of merger entered into January 26, 2006, which agreement was subsequently terminated and replaced by a definitive Asset Acquisition Agreement and Plan of Reorganization entered into on October 4, 2006.

Platinum Energy Resources Inc. and Subsidiary
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Income Per Share

The Company follows the provisions of SFAS No. 128, “Earnings Per Share”. In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) were computed by dividing earnings by the weighted average number of common shares outstanding for the period. Earnings per common share amounts, assuming dilution (“Diluted EPS”), were computed by reflecting the potential dilution from the exercise of dilutive common stock purchase warrants. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations.

A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for earnings is as follows.

	Year Ended December 31, 2006
	Net Income (Numerator)	Shares (Denominator)	Per Share Amounts

Basic EPS
Net Income	$1,659,679	15,121,440	$0.11
Effect of Dilutive Securities
Warrants	-	2,357,754	(0.02)
Net income attributable to common stock and assumed exercise of warrants	$1,659,679	17,479,194	$0.09

	Year Ended December 31, 2005
	Net Income (Numerator)	Shares (Denominator)	Per Share Amounts

Basic EPS
Net Income	$275,728	6,549,489	$0.04
Effect of Dilutive Securities
Warrants	-	430,757	$0.00 .
Net income attributable to common stock and assumed exercise of warrants	$275,728	6,980,246	$0.04

Platinum Energy Resources Inc. and Subsidiary
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

The Company has determined that the Warrants contained in the Units sold in the IPO (see Note 4) are dilutive and accordingly has included the affects of the Warrants in Diluted EPS using the Treasury Stock Method. An option to purchase 720,000 Units was excluded in the computation of diluted EPS for the years ended December 31, 2006 and the period from April 25, 2005 (inception) to December 31, 2005 because the option price exceeded the average market price for the Units in these periods.

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

Concentration of Credit Risk

From time to time the Company has cash and cash equivalents balances in banks in excess of the maximum amount insured by the FDIC.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.

Recent Accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, that the adoption of FIN 48 will have on its financial statements.

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

Platinum Energy Resources Inc. and Subsidiary
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current misstatement. SAB 108 was effective in fiscal years ending after November 15, 2006. Adoption of SAB 108 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for the Company as of the beginning of fiscal year 2008. The Company has not yet determined the impact SFAS 159 may have on its consolidated financial position, results of operations, or cash flows.

NOTE 4 - Initial Public Offering

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

Platinum Energy Resources Inc. and Subsidiary
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

In connection with the Offering, the Company issued an option (the “Units Purchase Option” or “UPO”), for $100.00, to the representative of the underwriters to purchase up to 720,000 Units at an exercise price of $10.00 per Unit. The Units issuable upon exercise of this option are identical to those described in the preceding paragraph, except that the warrants underlying the Units will be exercisable at $7.50 per share. This option is exercisable at $10.00 per Unit commencing on the later of the consummation of a Business Combination and one year from the date of the prospectus relating to the Offering (October 24, 2005) and expiring five years from such date. The option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash.

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

Should the Company be unable to deliver shares of its common stock underlying the exercise of the Warrants included in the Units and shares of its common stock underlying the exercise of the Company’s Unit Purchase Option as a result of the absence of an effective registration statement with respect to these securities, then the Warrants and the UPO would not be exercisable and the Company will have no obligation to pay holders of the Warrants and UPO any cash or otherwise “net cash settle” the Warrant or the UPO. In this event, the Warrants and UPO may expire worthless.

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

Platinum Energy Resources Inc. and Subsidiary
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

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

NOTE 5 - Proposed Business Combination

On January 26, 2006, the Company announced that it had executed a definitive agreement and plan of merger with Tandem Energy Holdings, Inc., a Nevada corporation, which was amended on June 30, 2006 and July 31, 2006, pursuant to which, subject to satisfaction of the conditions contained in the merger agreement, our wholly-owned subsidiary, PER Acquisition Corp., would merge with and into Tandem. At the effective time of the merger, Tandem would be the surviving corporation in the merger with PER Acquisition Corp. and would continue as a wholly-owned subsidiary of Platinum. Currently, Tandem, through its wholly-owned subsidiary, Tandem Energy Corporation, a Colorado corporation headquartered in Midland, Texas, is engaged in the oil and gas E&P industry and operates oil fields in Texas and New Mexico.

The definitive merger agreement contemplated the merger of the Company’s wholly-owned subsidiary, PER Acquisition Corp., with and into Tandem, with current stockholders of Tandem receiving, in the aggregate, approximately $102 million in cash less the amount required to retire the indebtedness of Tandem and its subsidiaries of approximately $42 million.

On October 4, 2006, Platinum, the Company’s wholly-owned subsidiary, PER Acquisition Corp., and Tandem restructured their previously announced merger and Platinum, PER Acquisition Corp. and Tandem’s wholly-owned subsidiary Tandem Energy Corporation (“TEC”) entered into an Asset Acquisition Agreement and Plan of Reorganization (the “Asset Acquisition”) pursuant to which Platinum will acquire substantially all of the assets and assume substantially all of the liabilities of TEC, including approximately $42 million of TEC’s debt which will be retired at closing, in exchange for the issuance of approximately eight million shares of Platinum common stock to TEC. The total number of shares to be received by TEC will be determined by dividing $60 million by the per share cash value of Platinum’s IPO trust account, which is determined by dividing the amount held in trust by 14,400,000 (the number of shares issued in Platinum’s IPO). The per share cash value was $7.58 at December 31, 2006. In connection with the restructured transaction, Tandem returned $350,000 of the performance deposit associated with the original Merger Transaction to the Company. The remaining balance of $150,000 is to be applied towards the payment of Tandem/TEC transaction costs incurred in connection with the Asset Acquisition. After the consummation of the Asset Acquisition, TEC and its parent, Tandem, will liquidate and distribute the Platinum shares to Tandem’s stockholders.

Platinum Energy Resources Inc. and Subsidiary
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

The closing of the Asset Acquisition is subject to various closing conditions, including the filing of a proxy statement with the U.S. Securities and Exchange Commission, approval of the Asset Acquisition by the stockholders of the Company and Tandem and the satisfaction or waiver of other customary conditions. In addition, the closing is conditioned on holders of less than twenty percent (20%) of the shares of the Company common stock issued in the Offering voting against the Asset Acquisition and electing to convert their shares of the Company common stock into cash, as permitted by the Company’s amended certificate of incorporation. The Company’s initial shareholders, officers and directors, who hold approximately 20% of the Company’s voting stock, have agreed to vote their shares in accordance with the vote of the majority of the non-affiliated public stockholders on the Asset Acquisition.

The parties have made customary representations and warranties and covenants in the Asset Acquisition agreement. In addition, TEC has agreed not to solicit proposals related to alternative business combination transactions or enter into discussions concerning or to provide information in connection with alternative business combination transactions. The Company has agreed not to enter into any agreement to acquire any oil and gas interest that would require a closing prior to the closing of the Asset Acquisition agreement. The Asset Purchase Agreement contains certain termination rights for both the Company and TEC.

 On December 6, 2006, Platinum executed an amendment to the Asset Acquisition agreement. In accordance with the Asset Acquisition agreement, following the consummation of the transaction, TEC will dissolve and in connection therewith transfer the shares of Platinum common stock to Tandem, its sole stockholder. In the amendment to the Asset Acquisition agreement, Platinum has agreed to register such shares for distribution to the stockholders of Tandem upon the contemplated dissolution of Tandem.

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

b.
In connection with the Asset Acquisition Agreement, the Company entered into a Finders Agreement with Mr. Lance Duncan, an individual with prior affiliations with Tandem, who had been given limited authority by Tandem management to act on its behalf. Pursuant to the Finders Agreement, the Company agreed to pay Mr. Duncan a fee of $3.0 million at the consummation of the Asset Purchase agreement in consideration for his introduction of TEC to Platinum. The Company also entered into a Consulting Agreement pursuant to which the Company agreed to issue to Mr. Duncan over an 18-month period following the consummation of the Asset Acquisition agreement restricted shares of the Company’s common stock valued at $5.0 million in consideration of future consulting services, including the investigation and evaluation of enterprises in the energy industry, focusing on oil and gas, with a view to possible future acquisition and, if warranted, to assist in the scheduling of meetings, site inspections and due diligence investigations between the parties, as applicable.

Platinum Energy Resources Inc. and Subsidiary
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

Deferred acquisition and financing costs reflected on the consolidated balance sheet as of December 31, 2006, includes costs principally incurred in connection with the Tandem transaction, including due diligence related costs, fair value consultants and other fees.

NOTE 6 - Note Payable - Stockholder

In May 2006 and August 2006, the Company received $50,000 and $25,000 from the proceeds of a note payable to an officer and stockholder of the Company. The notes bear interest at 5% per annum and are due on the earlier of (i) April 28, 2007 or (ii) upon the consummation of the Asset Purchase Agreement.

NOTE 7 - Commitments

a. As of December 31, 2006 the Company occupied office space provided by an affiliate of a Founding Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company agreed to pay such affiliate $7,500 per month for such office space and services commencing on the effective date of the Offering. As of December 31, 2006 and 2005, $85,585 and $16,875, respectively, was accrued with respect to this arrangement. Upon completion of a Business Combination or the distribution of the trust account to the public stockholders, the Company will no longer be required to pay this monthly fee.

b. In October 2005, the Company entered into a sublease for office space expiring April 2009 at the rate of $2,844 per month. The agreement provided that the Company, at its option, may cancel the sublease effective, November 2006, and that the sublessor could request that the Company vacate the premises on 60 days advanced notice. Pursuant to a termination agreement, the Company received a refund of advanced rent and of the security deposit aggregating $17,063 in the year ended December 31, 2006, which was included in prepaid expenses and other current assets on the balance sheet as of December 31, 2005.

c. In February 2006, the Company entered into an operating facilities sublease arrangement in New Jersey. The term of the sublease commenced on March 1, 2006 and expires February 28, 2009. Future mininimum payments under this sublease arrangement, including executory costs, approximates $20,000 for each of the years ending December 31, 2007 and 2008 and $3,333 for the year ending December 31, 2009.

d. The Company has engaged Casimir Capital LP (“CCLP”), the representative of the underwriters, on a non-exclusive basis, as its agent for the solicitation of the exercise of the Warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange Commission (“SEC”), the Company has agreed to pay CCLP for bona fide services rendered, a commission equal to 5% of the exercise price for each warrant exercised more than one year after the date of an effective prospectus if the exercise was solicited by the underwriters. In addition to soliciting, either orally or in writing, the exercise of the warrants, the representative’s services may also include disseminating information, either orally or in writing, to warrant holders about the Company or the market for its securities, and assisting in the processing of the exercise of the warrants. No compensation will be paid to the representative upon the exercise of the warrants if:

Platinum Energy Resources Inc. and Subsidiary
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

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

e. On March 20, 2006, the board of directors of the Company approved its 2006 Long-Term Incentive Plan (the “Plan”) subject to approval and consummation of the Asset Acquisition with TEC and to the approval of the Company’s stockholders. If the asset acquisition proposal is not approved and/or the asset acquisition is not consummated, the Plan will not be effective. Under the proposed Plan, the Company may grant incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses, or collectively, awards, to officers and key employees. In addition, the Plan authorizes the grant of non-qualified stock options and restricted stock awards to directors and to any independent contractors and consultants. Generally, all classes of employees are eligible to participate in the Plan.

No options, restricted stock or other awards under the Plan have been made or committed to be made as of the date of hereof.

The Company has reserved a maximum of 4 million shares of our authorized common stock for issuance upon the exercise of awards to be granted pursuant to the Plan.

Note 8 - Income Taxes

The Company utilizes an asset and liability approach to determine the extent of any deferred income taxes, as described in SFAS No. 109, “Accounting for Income Taxes.” This method gives consideration to the future tax consequences associated with differences between financial statement and tax bases of assets and liabilities.

The provision for income taxes for the year ended December 31, 2006 and the period April 25, 2005 (inception) to December 31, 2005 is comprised of current New Jersey state income taxes.

Platinum Energy Resources Inc. and Subsidiary
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate as reported is as follows:

	2006	2005

Taxes at federal statutory rate	34.0%	34.0%
State income tax net of federal benefit	4.5%	6.1%
Non taxable income - interest	(49.1)%	(53.3)%
Non deductible expenses	1.0%	1.2%
Increase in valuation allowance	16.3%	21.2%

Effective income tax rate	6.7%	9.2%

Significant components of deferred tax assets and liabilities at December 31, 2006 are as follows:

	2006	2005

Deferred expenses - start-up costs	$356,000	$64,000

Less: valuation allowance	356,000	64,000

Net deferred tax assets	$--	$--

The Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2006 since management believes that based upon current available objective evidence it is more likely than not that the deferred tax assets at December 31, 2006 will not be realized.

The valuation allowance for deferred tax assets increased by approximately $292,000 for the year ended December 31, 2006 and by approximately $64,000 for the period from April 25, 2005 (inception) through December 31, 2005.

Note 9 - Subsequent Events

a. On February 1, 2007, the Company received $100,000 from the proceeds of a note payable to an officer and stockholder of the Company. On March 7, 2007, the Company received an additional $100,000 from the proceeds of a note payable to this officer and stockholder of the Company. The notes bears interest at 5% per annum and are due on the earlier of (i) April 28, 2007 or (ii) upon the consummation of the Asset Acquisition agreement. As of March 7, 2007, the Company was indebted to this officer and stockholder in the aggregate amount of $275,000 pursuant to notes payable.

b. On February 9, 2007, Platinum and TEC executed an amendment to the Asset Acquisition agreement which extends the date by which either party may terminate the Asset Acquisition agreement to March 31, 2007.

c. On March 29, 2007, Platinum and TEC executed an amendment to the Asset Acquisition agreement which extends the date by which either party may terminate the Asset Acquisition agreement to May 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLATINUM ENERGY RESOURCES, INC.

By:	/s/ Mark Nordlicht
Mark Nordlicht Chairman of the Board
Date: March 30, 2007

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

Signature	Title	Date

/s/Mark Nordlicht
Mark Nordlicht	Chairman of the Board (Principal Executive and Financial and Accounting Officer) and Director	March 30, 2007

/s/ Barry Kostiner
Barry Kostiner	Chief Executive Officer, Secretary and Director	March 30, 2007

/s/ William C. Glass
William C. Glass	President and Director	March 30, 2007

/s/ James E. Bashaw	Director	March 30, 2007
James E. Bashaw

/s/ Albert Helmig	Director	March 30, 2007
Albert Helmig