Form 10-Q
period 2007-03-31
PLATINUM ENERGY RESOURCES INC
filed 2007-05-15
CIK 1329605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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
Large Accelerated Filer ☐  Accelerated Filer ☒  Non-Accelerated Filer ☐

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 15, 2007, 18,000,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
Table of Contents

		Page
PART I- FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1-14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

PART II- OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	19
Signatures

FINANCIAL INFORMATION

Item 1. Financial Statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$192	$-
Cash and cash equivalents held in trust	110,099,537	109,213,492
Prepaid expenses and other current assets	55,340	79,526
Total Current Assets	110,155,069	109,293,018
Performance deposit

Deferred acquisition costs	1,779,858	1,662,632
Total Assets	$111,934,927	$110,955,650

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,454,959	$1,471,167
Due to related party	108,085	85,585
Notes payable - stockholder	335,000	75,000
Income taxes payable - state	168,960	130,960
Total Current Liabilities	2,067,004	1,762,712

Common stock subject to possible redemption, 2,878,560 shares at conversion value	22,008,897	21,831,777

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 1,000,000 authorized, 0 issued	--	--
Common stock, $.0001 par value; 75,000,000 shares authorized; 18,000,000 shares (which includes 2,878,560 subject to possible redemption) issued and outstanding	1,512	1,512
Additional paid-in capital	85,424,242	85,424,242
Earnings accumulated during the development stage	2,433,272	1,935,407

Total Stockholders' Equity	87,859,026	87,361,161

Total Liabilities and Stockholders' Equity	$111,934,927	$110,955,650

See notes to condensed consolidated financial statements

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Cumulative for the Period from April 25, 2005 (Inception) to March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING EXPENSES
Administrative cost allowance - related party	$22,500	$14,400	$108,085
Marketing, general and administrative expenses	132,491	189,867	1,000,480

Total operating expenses	154,991	204,267	1,108,565

OTHER INCOME (EXPENSE)
Interest income, net of interest allocated to common stock subject to possible redemption of $177,120, $239,724 and $937,838	708,925	483,395	3,753,699
Interest expense	(18,069)	--	(25,762)
Total other income (expense)	690,856	483,395	3,727,937

NET INCOME BEFORE INCOME TAXES	535,865	279,128	2,619,372
PROVISION FOR INCOME TAXES	38,000	47,900	186,100

NET INCOME	$497,865	$231,228	$2,433,272

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
BASIC	15,121,440	15,121,440
DILUTED	17,731,891	17,478,534

NET INCOME PER COMMON SHARE:
BASIC	$0.03	$0.02
DILUTED	$0.03	$0.01

PLATINUM ENERGY RESOURCES, INC.AND SUBSIDIARY
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Unaudited

	Common stock		Additional	Earnings accumulated during the development	Total stockholders'
	Shares	Amount	paid-in capital	stage	equity

Common shares issued to founders for cash, May 6, 2005 at $.0077 per share	3,250,000	$325	$24,675	$--	$25,000
Retroactive effect of common stock dividend, declared September 23, 2005	1,250,000	125	(125)	--	--
Retroactive effect of four-for-five reverse split effected October 21, 2005	(900,000)	(90)	90	--	--
Sale of 14,400,000 units, net of underwriters’ discount and offering expenses (includes 2,878,560 shares subject to possible redemption), October 28, 2005 at $8.00 per Unit	14,400,000	1,440	106,470,273	--	106,471,713
Proceeds subject to possible redemption of 2,878,560 shares, October 28, 2005 at $7.32 per Unit	(2,878,560)	(288)	(21,070,771)	--	(21,071,059)
Proceeds from issuance of option, October 28, 2005	--	--	100	--	100
Net income, for the period from April 25, 2005 (Inception) to December 31, 2005	--	--	--	275,728	275,728
Balance at December 31, 2005	15,121,440	1,512	85,424,242	275,728	85,701,482
Net income, for the year ended December 31, 2006	--	--	--	1,659,679	1,659,679
Balance at December 31, 2006	15,121,440	1,512	85,424,242	1,935,407	87,361,161
Net income, for the three months ended March 31, 2007	--	--	--	497,865	497,865
Balance at March 31, 2007	15,121,440	$1,512	$85,424,242	$2,433,272	$87,859,026

See notes to condensed consolidated financial statements

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Cumulative for the Period from April 25, 2005 (Inception) to March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities

Net income	$497,865	$231,228	$2,433,272
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	24,186	63,703	(55,340)
Accounts payable and accrued expenses	(78,865)	(10,194)	250,203
Due to related party	22,500	14,400	108,085
Income taxes payable - State	38,000	47,900	168,960
Net cash provided by operating activities	503,686	347,037	2,905,180

Cash Flows From Investing Activities
Deposits to cash and cash equivalents held in Trust Fund	(886,045)	(723,119)	(110,099,537)
Payment of performance deposit	--	(500,000)	(500,000)
Recovery of perfomance deposit upon restructuring	--	--	500,000
Payment of deferred acquistion costs	(54,569)	(177,317)	(575,102)
Net cash used in investing activities	(940,614)	(1,400,436)	(110,674,639)

Cash Flows From Financing Activities
Interest on cash held in trust, net of interest income allocated to common
stock subject to possible redemption	177,120	239,724	937,838
Proceeds from the sale of common stock	--	--	25,000
Proceeds from notes payable-stockholder	260,000	--	515,000
Repayment of note payable-stockholder	--	--	(180,000)
Gross proceeds of public offering	--	--	115,200,000
Payments of costs of public offering	--	--	(8,728,287)
Payment of deferred offering costs	--	--	--
Proceeds from issuance of underwriter’s stock option	--	--	100
Net cash provided by financing activities	437,120	239,724	107,769,651

Net (Decrease) Increase in Cash	192	(813,675)	192

Cash - Beginning of the Period	--	902,498	--

Cash - End of Period	$192	$88,823	$192

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$15,939	$--
Income taxes	$--	$--
Non-Cash Investing Activities:
Deferred acquisition costs accrued and deferred	$62,657	$270,843

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

As of March 31, 2007, the Company had not yet commenced any commercial operations. All activities through March 31, 2007 relate to the Company's formation, the completion of the public offering described below and the completion of the Asset Acquisition transaction, as described in Note 4. The Company selected December 31 as its fiscal year-end. The accompanying condensed consolidated financial statements have been prepared in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Development Stage Enterprises, since planned principal operations have not commenced.

The registration statement of the Company’s initial public offering (“Offering”) was declared effective on October 24, 2005. The Company consummated the Offering on October 28, 2005 and received net proceeds of approximately $106,472,000. See Note 3 - “Initial Public Offering,” for a complete discussion. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business in the global oil and gas energy and production industry (“Business Combination”). There is no assurance that the Company will be able to successfully affect a Business Combination. An amount of $105,408,000 of the net proceeds plus interest earned is being held in a trust account (“Trust Account”) and invested in United States Treasury Bills having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of the consummation of its first Business Combination or liquidation of the Company. The Company’s first Business Combination must be with a target business or businesses whose collective fair market value would be at least equal to 80% of the Company’s net assets at the time of such acquisition. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Founding Stockholders”), have agreed to vote their 3,600,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable. See Note 4 - “Proposed Business Combination,” for a discussion of a definitive Asset Acquisition Agreement and Plan of Reorganization entered into on October 4, 2006, as amended, which replaced an Agreement and Plan of Merger entered into on January 26, 2006 with the same parties.

With respect to a Business Combination that is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares into cash. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding less than 20% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per-share interest in the Trust Account computed without regard to the shares held by Founding Stockholders.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Nature of Operations and Summary of Significant Accounting Policies, continued

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (October 28, 2005), or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. This condition raises substantial doubt as to the Company’s ability to continue as a going concern (See Note 2 for Management’s Plan). As of March 31, 2007, the Company had satisfied the conditions to extend the mandatory liquidation date to October 28, 2007, which is the date 24 months subsequent to the consummation of the Offering. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units in the Offering discussed in Note 3 - “Initial Public Offering”).

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary PER Acquisition Corp, (“PER”) after elimination of all intercompany accounts and transactions. PER was organized as a Delaware corporation on January 25, 2006 for the purpose of merging into Tandem Energy Holdings, Inc. (“Tandem”) See Note 4 - "Proposed Business Combination" for a discussion of a definitive agreement and plan of merger entered into January 26, 2006, which agreement was subsequently terminated and replaced by a definitive Asset Acquisition Agreement and Plan of Reorganization entered into on October 4, 2006, as amended.

Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of January 1, 2007. The evaluation was performed for the tax period April 25 (inception) to December 31, 2005 and the for the year ended December 31, 2006, the tax years which remain subject to examination for Federal and New Jersey State purposes as of March 31, 2007.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expenses and penalties as marketing, general and administrative expenses.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Nature of Operations and Summary of Significant Accounting Policies, continued

Income Per Share

The Company follows the provisions of SFAS No. 128, “Earnings Per Share”. In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) were computed by dividing earnings by the weighted average number of common shares outstanding for the period. Earnings per common share amounts, assuming dilution (“Diluted EPS”), were computed by reflecting the potential dilution from common share amounts, assuming dilution (“Diluted EPS”), were computed by reflecting the potential dilution from the exercise of dilutive common stock purchase warrants. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the condensed consolidated statements of operations.

A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for earnings is as follows.
	Three Months Ended March 31, 2007
	Net Income (Numerator)	Shares (Denominator)	Per Share Amounts

Basic EPS
Net Income	$497,865	15,121,440	$0.03
Effect of Dilutive Securities
Warrants	$—	2,610,451	$—
Net income attributable to common stock and assumed exercise of warrants	$497,865	17,731,891	$0.03

	Three Months Ended March 31, 2006
	Net Income (Numerator)	Shares (Denominator)	Per Share Amounts

Basic EPS
Net Income	$231,228	15,121,440	$0.02
Effect of Dilutive Securities
Warrants	$—	2,357,094	$0.01
Net income attributable to common stock and assumed exercise of warrants	$231,228	17,475,878	$0.01

The Company has determined that the Warrants contained in the Units sold in the IPO (see Note 3) are dilutive and accordingly has included the affects of the Warrants in Diluted EPS using the Treasury Stock Method. An option to purchase 720,000 Units was excluded in the computation of Diluted EPS for the three month periods ended March 31, 2007 and 2006 because the option exercise price exceeded the average market price for the Units in these periods.

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

Concentration of Credit Risk

At March 31, 2007, the Company had cash balances (including trust funds) in banks in excess of the maximum amount insured by the FDIC.

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
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Nature of Operations and Summary of Significant Accounting Policies, continued

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. Adoption of FSP EITF 00-19-02 did not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 - Basis of Presentation and Management Plans

The accompanying condensed consolidated unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q. These financial statements reflect all adjustments, consisting of normal and recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2007 and the results of operations and cash flows for the three month periods ended March 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s audited financial statements filed on Form 10-K as of December 31, 2006. The results of operations presented are not necessarily indicative of the results to be expected for the future quarters or for the year ending December 31, 2007.

Management believes that it will consummate the Asset Acquisition described in Note 4 and that it will have sufficient available funds (outside of the trust fund) to operate through the consummation of the Asset Acquisition. The principal sources of these funds will be from loans advanced from certain stockholders of the Company. Upon consummation of the Asset Acquisition, cash held in trust will be released after the payment of debt pursuant to the Asset Acquisition and payment to stockholders exercising their conversion rights as described in Note 3.

There can be no assurance that the acquisition described in Note 4 will be consummated. Should this Business Combination not be consummated by October 28, 2007 the Company would be required to return the funds held in trust to holders of shares issued in the Initial Public Offering described in Note 3, as a mandatory liquidating distribution, pursuant to a plan of dissolution and liquidation approved by the stockholders.

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

Should the Company be unable to deliver shares of its common stock underlying the exercise of the Warrants included in the Units and shares of its common stock underlying the exercise of the Company’s Unit Purchase Option (“UPO”) as a result of the absence of an effective registration statement with respect to these securities, then the Warrants and the UPO would not be exercisable and the Company will have no obligation to pay holders of the Warrants and UPO any cash or otherwise “net cash settle” the Warrant or the UPO. In this event, the Warrants and UPO may expire worthless.

The Company has accounted for the fair value of the option, inclusive of the receipt of the $100.00 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of this option was approximately $2,412,000 ($0.168 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to the representative of the underwriters is estimated as of the date of grant using the following assumptions: (i) expected volatility of 49.65%, (ii) risk-free interest rate of 4.34%, (iii) expected life of 5 years and (iv) a dividend rate of zero.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - Initial Public Offering, continued

The volatility calculation of 49.65% is based on the 365-day average volatility of a representative sample of seven (7) companies with an average market capitalization of $407.0 million, ranging from $309.0 million to $595.0 million, that Management believes are engaged in the oil and gas energy and production industry (the “Sample Companies”). Because the Company did not have a trading history, the Company needed to estimate the potential volatility of its common stock price, which depended upon a number of factors which could not be ascertained at the time. The Company referred to the 365-day average volatility of the Sample Companies because Management believed that the average volatility of such companies was a reasonable benchmark to use in estimating the expected volatility of the Company’s common stock post-business combination. A one-year period was selected as being representative of the current environment and market valuations for companies in this sector. Although an expected life of five years was taken into account for the purposes of assigning a fair value to the option, if the Company does not consummate a Business Combination within the prescribed time period and liquidates, the option would become worthless.

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

On October 4, 2006, Platinum, the Company’s wholly-owned subsidiary, PER Acquisition Corp., and Tandem restructured their previously announced merger and Platinum, PER Acquisition Corp. and Tandem’s wholly-owned subsidiary Tandem Energy Corporation (“TEC”) entered into an Asset Acquisition Agreement and Plan of Reorganization, as amended, pursuant to which Platinum will acquire all of the assets and assume substantially all of the liabilities of TEC, including approximately $42 million of TEC’s debt which will be retired at closing, in exchange for the issuance of approximately eight million shares of Platinum common stock to TEC. The total number of shares to be received by TEC will be determined by dividing $60 million by the per share cash value of Platinum’s IPO trust account, which is determined by dividing the amount held in trust by 14,400,000 (the number of shares issued in Platinum’s IPO). The per share cash value was $7.65 at March 31, 2007. In connection with the transaction, Tandem returned $350,000 of the performance deposit associated with the original Merger Transaction to the Company. The remaining balance of $150,000 is to be applied towards the payment of Tandem/TEC transaction costs incurred in connection with the Asset Acquisition. After the consummation of the Asset Acquisition, TEC and its parent, Tandem, will liquidate and distribute the Platinum shares to Tandem’s stockholders.

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - Proposed Business Combination, continued

The parties have made customary representations and warranties and covenants in the Asset Acquisition. In addition, TEC has agreed not to solicit proposals related to alternative business combination transactions or enter into discussions concerning or to provide information in connection with alternative business combination transactions. The Company has agreed not to enter into any agreement to acquire any oil and gas interest that would require a closing prior to the closing of the Asset Purchase Agreement. The Asset Acquisition contains certain termination rights for both the Company and TEC.

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

On February 9, 2007, the Acquisition Agreement was amended to extend the termination date of the Acquisition Agreement to March 31, 2007. On March 29, 2007, the Acquisition Agreement was amended to extend the termination date of the Acquisition Agreement to May 31, 2007.

In connection with the Asset Purchase Agreement:

a.
The Company retained C.K. Cooper & Company, Inc., an investment banking firm, to provide a fairness opinion as to whether the consideration to be paid by the Company in the Asset Acquisition is fair, from a financial point of view, to the Company’s stockholders and that the fair value of TEC is at least equal to 80% of the Company’s net assets. C.K. Cooper was originally retained to provide a fairness opinion in connection with the previously proposed merger with Tandem and was paid $50,000 at that time. In October 2006, the Company, entered into a letter agreement with C.K. Cooper to provide a fairness opinion in connection with the Asset Acquisition Agreement, with $25,000 paid upon execution of the arrangement and an additional $25,000 due upon closing of the Asset Acquisition.

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - Proposed Business Combination, continued

Deferred acquisition costs reflected on the condensed consolidated balance sheet s , include costs principally incurred in connection with the Tandem transaction, including due diligence related costs, fair value consultants and other fees.

NOTE 5 - Note Payable - Stockholder

In the year ended December 31, 2006 and the three months ended March 31, 2007, the Company received an aggregate of $75,000 and $260,000 in proceeds, respectively, of notes payable to an officer and stockholder of the Company. The notes bear interest at 5% per annum and are due on the earlier of (i) October 31, 2007 or (ii) upon the consummation of the Asset Purchase Agreement.

NOTE 6 - Commitments and Related Party

a. As of March 31, 2007 the Company occupied office space provided by an affiliate of a Founding Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company agreed to pay such affiliate $7,500 per month for such office space and services commencing on the effective date of the Offering. As of March 31 2007, $108,085 has been accrued with respect to this arrangement. Upon completion of a Business Combination or the distribution of the trust account to the public stockholders, the Company will no longer be required to incur this monthly fee.

b. In February 2006, the Company entered into an operating facilities sublease arrangement in New Jersey. The term of the sublease commenced on March 1, 2006 and expires February 28, 2009. Future minimum payments under this sublease arrangement, including executory costs, approximated $20,000 for each of the years ending December 31, 2007 and 2008 and $3,333 for the year ending December 31, 2009. In 2007, the parties to this arrangement modified its terms, converting the arrangement to a month-to-month rental for reduced space. The monthly rental payment under this arrangement has been reduced to $825.

c. The Company has engaged Casimir Capital LP (“CCLP”), the representative of the underwriters, on a non-exclusive basis, as its agent for the solicitation of the exercise of the Warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange Commission (“SEC”), the Company has agreed to pay CCLP for bona fide services rendered, a commission equal to 5% of the exercise price for each warrant exercised more than one year after the date of an effective prospectus if the exercise was solicited by the underwriters. In addition to soliciting, either orally or in writing, the exercise of the warrants, the representative’s services may also include disseminating information, either orally or in writing, to warrant holders about the Company or the market for its securities, and assisting in the processing of the exercise of the warrants. No compensation will be paid to the representative upon the exercise of the warrants if:

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - Commitments and Related Party, continued

 d. On March 20, 2006, the board of directors of the Company approved its 2006 Long-Term Incentive Plan (the “Plan”) subject to approval and consummation of the Asset Acquisition with TEC and to the approval of the Company’s stockholders. If the asset acquisition proposal is not approved and/or the asset acquisition is not consummated, the Plan will not be effective. Under the proposed Plan, the Company may grant incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses, or collectively, awards, to officers and key employees. In addition, the Plan authorizes the grant of non-qualified stock options and restricted stock awards to directors and to any independent contractors and consultants. Generally, all classes of employees are eligible to participate in the Plan.

No options, restricted stock or other awards under the Plan have been made or committed to be made as of the date of hereof.

The Company has reserved a maximum of 4 million shares of its authorized common stock for issuance upon the exercise of awards to be granted pursuant to the Plan.

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

Overview

Platinum is a blank check company. We were formed on April 25, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business in the global oil and gas exploration and production, or E&P, industry. Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of net assets at the time of such acquisition. We intend to utilize a portion of the cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

At March 31, 2007, Platinum had not yet commenced any commercial operations. All activities for the period from April 25, 2005 (inception) through March 31, 2007 relate to the Company’s formation, the completion of our initial public offering and the consummation of the Asset Acquisition Agreement described below.

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

On October 4, 2006, Platinum, its wholly-owned subsidiary, PER Acquisition Corp., and Tandem restructured their previously announced merger and Platinum, PER Acquisition Corp. and Tandem’s wholly-owned subsidiary Tandem Energy Corporation (“TEC”) entered into an Asset Acquisition Agreement and Plan of Reorganization pursuant to which Platinum will acquire all of the assets and assume substantially all of the liabilities of TEC, including approximately $42 million of TEC’s debt which will be retired at closing, in exchange for the issuance of approximately eight million shares of Platinum common stock to TEC. The total number of shares to be received by TEC will be determined by dividing $60 million by the per share cash value of Platinum’s IPO trust account, which is determined by dividing the amount held in trust by 14,400,000 (the number of shares issued in Platinum’s IPO). The per share cash value was $7.65 at March 31, 2007.

After the consummation of the acquisition, TEC and its parent, Tandem, will liquidate and distribute the Platinum shares to Tandem’s stockholders.

Results of Operations

For the three month periods ended March 31, 2007 and 2006, we had net income of $497,865 and $231,228, respectively, attributable to net interest income of $690,856 and $483,395, respectively, (net of interest income in the amount of $177,120 and $239,724, respectively, attributable to shares of common stock subject to conversion rights) resulting primarily from interest income earned on the proceeds of our IPO, offset by expenses attributable to organization and formation expenses, expenses incurred in identifying and qualifying an acquisition candidate and legal and accounting costs. As more fully described below, the interest income is earned on funds held in the trust account. The funds held in trust and related interest income are only available, subject to certain conditions, for use in making a qualified acquisition and not for our normal daily operating expenses. Interest income was derived from sources free of federal income taxes resulting in a lower than normal provision for income taxes.

Liquidity and Capital Resources

On October 28, 2005, we consummated our initial public offering (“IPO”) of 14,400,000 units with each unit consisting of one share of our common stock, $0.0001 per share, and one warrant to purchase one share of common stock at an exercise price of $6.00 per share. The units were sold at an offering price of $8.00 per unit, generating gross proceeds of $115,200,000. The total net proceeds to us from the offering were approximately $106,472,000, of which $105,408,000 was deposited into a trust fund and the remaining proceeds ($1,064,000) were available to be used to provide for business, legal and accounting, due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund, earning interest, and are contemplated for use in connection with a business combination. As of March 31, 2007, there was $110,099,537 held in the trust fund. During the year ended December 31, 2006, we used $500,000 towards a deposit on the Tandem acquisition (of which $350,000 was returned in September 2006) and $520,533 for payment of deferred acquisition costs, principally for the Tandem acquisition. In the three months ended March 31, 2007 we incurred an additional $54,569 for these costs, bringing the accumulated amount paid through March 31, 2007 to $575,102. Deferred acquisition costs of $1,142,099 and $1,204,756 are included in accounts payable and accrued expenses as of December 31, 2006 and March 31, 2007, respectively. In the year ended December 31, 2006, we received $75,000 of proceeds from short-term notes payable issued to our Chairman, as well as an additional $260,000 in proceeds of notes issued in the three month period ended March 31, 2007. The notes bear interest at 5% per annum and are due on the earlier of (i) October 31, 2007 or (ii) upon the consummation of the Asset Purchase Agreement.

At March 31, 2007, we had a cash overdraft of $6,029 for balances not deposited in the trust fund. This amount was included in accounts payable and accrued expenses as of March 31, 2007.

In July 2006, we received a commitment letter from a bank, conditioned upon consummation of the Tandem transaction and execution of a definitive financing agreement for $45 million in financing. This arrangement was comprised of a $35 million formula based secured reducing revolving line of credit and a $10,000,000 secured acquisition line of credit. Availability will be subject to a formula based upon assets and maintenance of compliance with certain financial ratios. The arrangement would have a four-year term, and would require minimum $825,000 monthly mandatory payments to reduce any outstanding balance of the revolving line of credit. Subsequent to the restructuring of the proposed merger and the execution of the Asset Acquisition Agreement with TEC, while the original commitment letter is no longer applicable, the bank initially verbally indicated that it was willing to provide a new commitment letter on similar terms. However, there have been no further discussions with the bank. In January 2007, the Company received a non binding summary of terms and conditions from financial institutions for up to a $75,000,000 revolving line of credit facility (initial borrowing base would be set at $38,000,000), subject to a borrowing base limitation and compliance with other debt covenants, which would be defined in a definitive agreement. No assurance can be given that either bank will enter into a definitive credit facility on terms satisfactory to Platinum, if at all.

We intend to use a substantial amount of the net proceeds from the IPO to acquire the assets and assume substantially all the liabilities of TEC. To the extent that our capital stock is used, in whole or in part, as consideration to effect this business combination, the proceeds held in the trust fund will be used to finance the operations of the target business and purchase shares of Platinum common stock pursuant to Platinum’s share repurchase plan.

We believe that we will consummate the TEC asset acquisition discussed above and that we will have sufficient funds available to us (outside of the trust fund) to operate through the consummation of the asset acquisition. The principal sources of these funds will be from loans advanced from certain of our stockholders. Upon consummation of the Asset Acquisition Agreement, cash held in trust will be released to us and, after payment of debt pursuant to the Asset Acquisition Agreement, payment to stockholders exercising their conversion rights and payment of certain fees and expenses relating to the asset acquisition, will be available for operations and conduct of the business.

There can be no assurance that the TEC acquisition will be consummated. Should this asset acquisition not be consummated by October 28, 2007, we would be required to return the funds held is trust to holders of shares issued in the IPO as a mandatory liquidating distribution, pursuant to a plan of dissolution and liquidation. Any such plan of dissolution, if required, would have to first be submitted to our stockholders for approval. These conditions raise a substantial doubt about our ability to continue as a going concern.

In the period from October 28, 2005 through October 28, 2007, we initially estimated that we would incur approximately $300,000 in expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination and preparation of a proxy statement, an aggregate of $180,000 for the administrative fees payable to Platinum Partners Value Arbitrage, L.P. or other designated parties (a total of $7,500 per month for two years), $100,000 for expenses for the due diligence and investigation of a target business, $50,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $358,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $75,000 for director and officer liability insurance premiums. Through March 31, 2007, these expenses have been incurred and have increased substantially, and been paid resulting in the Company’s cash position at March 31, 2007 as noted above. Expenses attributable to the asset acquisition incurred through March 31, 2007 aggregated $1,779,858, of which $575,102 was paid through that date.

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

In the event that we consummate the currently proposed asset acquisition with TEC, the net proceeds of our IPO would be released and approximately $42 million of such funds would be used to retire the indebtedness of TEC assumed as part of the transaction. The remaining amount, together with the financing which we anticipate, would be used to: (1) make payments to Platinum stockholders who exercise their conversion rights in the business combination vote, (2) pay the finder’s fee of $3 million payable in connection with the transaction, as well as other transaction-related expenses and (3) fund future acquisitions, working capital, capital expenditures associated with TEC’s assets and repurchases of shares of Platinum common stock under the contemplated Platinum Share Repurchase Plan.

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Contractual Obligations and Commitments

In February 2006, we entered into a sublease arrangement for office space located in Montvale, New Jersey. The term of the sublease commenced on March 1, 2006 and expires February 28, 2009. Gross rent, including annual escalations and electric charges, is approximately $20,000 for each year of the three year lease term. In 2007, the parties to this arrangement modified its terms, converting the arrangement to a month-to-month rental for reduced space. The monthly rental payment under this arrangement has bee reduced to $825.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if the TEC acquisition is not consummated by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our IPO held in the trust fund have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

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

The Company, under the supervision of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, management, including our principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective in alerting it in a timely manner to information relating to the Company required to be disclosed in this report.

During the three months ended March 31, 2007, there have been no significant changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from the information provided in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

On May 11, 2007, a class action lawsuit was filed against Optionable, Inc., an energy trading and brokerage company founded in 1999 by Mr. Mark Nordlicht the Chairman and a director of Platinum, alleging violations of securities laws. Mr. Helmig is chairman of the board of directors of Optionable. On May 11, 2007, Mr. Helmig resigned as a member of Platinum’s board of directors.

Item 6. Exhibits.

31.1     Section 302 Certification of Principal Executive Officer

31.2     Section 302 Certification of Principal Financial Officer

32.1     Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLATINUM ENERGY RESOURCES, INC.

Date: May 15, 2007	By:	/s/ Mark Nordlicht
Mark Nordlicht Chairman of the Board (Principal Executive and Financial and Accounting Officer)