Form 10-Q
period 2007-06-30
PLATINUM ENERGY RESOURCES INC
filed 2007-08-14
CIK 1329605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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
Yes ☒ No ☐

As of August 10, 2007, 18,000,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
Table of Contents

		Page
PART I- FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1-17
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II- OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23-25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
Signatures		26

FINANCIAL INFORMATION

Item 1. Financial Statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$-
Cash and cash equivalents held in trust	111,044,966	109,213,492
Prepaid expenses and other current assets	30,892	79,526
Total Current Assets	111,075,858	109,293,018

Deferred acquisition costs	1,938,275	1,662,632
Total Assets	$113,014,133	$110,955,650

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,635,831	$1,471,167
Due to related party	130,585	85,585
Notes payable - stockholder	415,000	75,000
Income taxes payable - state	196,960	130,960
Total Current Liabilities	2,378,376	1,762,712

Common stock subject to possible redemption, 2,878,560 shares at conversion value	22,197,888	21,831,777

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 1,000,000 authorized, 0 issued	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 18,000,000 shares (which includes 2,878,560 subject to possible redemption) issued and outstanding	1,512	1,512
Additional paid-in capital	85,424,242	85,424,242
Earnings accumulated during the development stage	3,012,115	1,935,407

Total Stockholders' Equity	88,437,869	87,361,161

Total Liabilities and Stockholders' Equity	$113,014,133	$110,955,650

See notes to condensed consolidated financial statements

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006	Cumulative for the Period from April 25, 2005 (Inception) to June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING EXPENSES
Administrative cost allowance - related party	$22,500	$19,170	$45,000	$33,570	$130,585
Marketing, general and administrative expenses	121,714	134,048	254,205	323,915	1,122,194

Total operating expenses	144,214	153,218	299,205	357,485	1,252,779

OTHER INCOME (EXPENSE)
Interest income, net of interest allocated to common stock subject to possible redemption of $188,991, $168,108, $366,111, $407,832 and $1,126,829	756,437	672,854	1,465,362	1,156,249	4,510,136
Interest expense	(5,380)	—	(23,449)	—	(31,142)
Total other income (expense)	751,057	672,854	1,441,913	1,156,249	4,478,994

NET INCOME BEFORE INCOME TAXES	606,843	519,636	1,142,708	798,764	3,226,215
PROVISION FOR INCOME TAXES	28,000	63,300	66,000	111,200	214,100

NET INCOME	$578,843	$456,336	$1,076,708	$687,564	$3,012,115

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
BASIC	15,121,440	15,121,440	15,121,440	15,121,440
DILUTED	18,220,150	17,529,635	17,882,548	17,456,693

NET INCOME PER COMMON SHARE:
BASIC	$0.04	$0.03	$0.07	$0.05
DILUTED	$0.03	$0.03	$0.06	$0.04

See notes to condensed consolidated financial statements

PLATINUM ENERGY RESOURCES, INC.AND SUBSIDIARY
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Unaudited

	Common stock		Additional paid-in	Earnings accumulated during the development	Total stockholders'
	Shares	Amount	capital	stage	equity

Common shares issued to founders for cash, May 6, 2005 at $.0077 per share	3,250,000	$325	$24,675	$—	$25,000
Retroactive effect of common stock dividend, declared September 23, 2005	1,250,000	125	(125)	—	—
Retroactive effect of four-for-five reverse split effected October 21, 2005	(900,000)	(90)	90	—	—
Sale of 14,400,000 units, net of underwriters’ discount and offering expenses (includes 2,878,560 shares subject to possible redemption), October 28, 2005 at $8.00 per Unit	14,400,000	1,440	106,470,273	—	106,471,713
Proceeds subject to possible redemption of 2,878,560 shares, October 28, 2005 at $7.32 per Unit	(2,878,560)	(288)	(21,070,771)	—	(21,071,059)
Proceeds from issuance of option, October 28, 2005	—	—	100	—	100
Net income, for the period from April 25, 2005 (Inception) to December 31, 2005	—	—	—	275,728	275,728
Balance at December 31, 2005	15,121,440	1,512	85,424,242	275,728	85,701,482
Net income, for the year ended December 31, 2006	—	—	—	1,659,679	1,659,679
Balance at December 31, 2006	15,121,440	1,512	85,424,242	1,935,407	87,361,161
Net income, for the six months ended June 30, 2007	—	—	—	1,076,708	1,076,708
Balance at June 30, 2007	15,121,440	$1,512	$85,424,242	$3,012,115	$88,437,869

See notes to condensed consolidated financial statements

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Cumulative for the Period from April 25, 2005 (Inception) to June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities

Net income	$1,076,708	$687,564	$3,012,115
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	48,634	86,469	(30,892)
Accounts payable and accrued expenses	(88,188)	56,684	240,880
Due to related party	45,000	33,570	130,585
Income taxes payable - State	66,000	111,200	196,960
Net cash provided by operating activities	1,148,154	975,487	3,549,648

Cash Flows From Investing Activities
Deposits to cash and cash equivalents held in Trust Fund	(1,831,474)	(1,564,081)	(111,044,966)
Payment of performance deposit	—	(500,000)	(500,000)
Recovery of perfomance deposit upon restructuring	—	—	500,000
Payment of deferred acquistion costs	(22,791)	(264,900)	(543,324)
Net cash used in investing activities	(1,854,265)	(2,328,981)	(111,588,290)

Cash Flows From Financing Activities
Interest on cash held in trust, allocated to common
stock subject to possible redemption	366,111	407,832	1,126,829
Proceeds from the sale of common stock	—	—	25,000
Proceeds from notes payable-stockholder	340,000	50,000	595,000
Repayment of note payable-stockholder	—	—	(180,000)
Gross proceeds of public offering	—	—	115,200,000
Payments of costs of public offering	—	—	(8,728,287)
Proceeds from issuance of underwriter’s option	—	—	100
Net cash provided by financing activities	706,111	457,832	108,038,642

Net (Decrease) Increase in Cash	—	(895,662)	—

Cash - Beginning of the Period	—	902,498	—

Cash - End of Period	$—	$6,836	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$16,639	$—
Income taxes	$—	$—
Non-Cash Investing Activities:
Deferred acquisition costs accrued and deferred	$252,852	$628,965

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

As of June 30, 2007, the Company had not yet commenced any commercial operations. All activities through June 30, 2007 relate to the Company's formation, the completion of the public offering described below and the completion of the Asset Acquisition transaction, as described in Note 4. The Company selected December 31 as its fiscal year-end. The accompanying condensed consolidated financial statements have been prepared in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Development Stage Enterprises, since planned principal operations have not commenced.

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
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Nature of Operations and Summary of Significant Accounting Policies, continued

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (October 28, 2005), or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. This condition raises substantial doubt as to the Company’s ability to continue as a going concern (See Note 2 for Management’s Plan). As of June 30, 2007, the Company had satisfied the conditions to extend the mandatory liquidation date to October 28, 2007, which is the date 24 months subsequent to the consummation of the Offering. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units in the Offering discussed in Note 3 - “Initial Public Offering”).

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

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of January 1, 2007. The evaluation was performed for the tax period April 25 (inception) to December 31, 2005 and the for the year ended December 31, 2006, the tax years which remain subject to examination for Federal and New Jersey State purposes as of June 30, 2007.

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

A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for earnings is as follows.

	Three Months Ended June 30, 2007
	Net Income (Numerator)	Shares (Denominator)	Per Share Amounts
Basic EPS
Net Income	$578,843	15,121,440	$0.04
Effect of Dilutive Securities
Warrants	$—	3,098,710	$0.01
Net income attributable to common stock and assumed exercise of warrants	$578,843	18,220,150	$0.03

	Six Months Ended June 30, 2007
	Net Income (Numerator)	Shares (Denominator)	Per Share Amounts
Basic EPS
Net Income	$1,076,708	15,121,440	$0.07
Effect of Dilutive Securities
Warrants	$—	2,761,108	$0.01
Net income attributable to common stock and assumed exercise of warrants	$1,076,,708	17,882,548	$0.06

 PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Nature of Operations and Summary of Significant Accounting Policies, continued

	Three Months Ended June 30, 2006
	Net Income (Numerator)	Shares (Denominator)	Per Share Amounts
Basic EPS
Net Income	$456,336	15,121,440	$0.03
Effect of Dilutive Securities
Warrants	$—	2,408,195	$0.00
Net income attributable to common stock and assumed exercise of warrants	$456,336	17,529,635	$0.03

	Six Months Ended June 30, 2006
	Net Income (Numerator)	Shares (Denominator)	Per Share Amounts
Basic EPS
Net Income	$687,564	15,121,440	$0.05
Effect of Dilutive Securities
Warrants	$—	2,335,253	$0.01
Net income attributable to common stock and assumed exercise of warrants	$687,564	17,456,693	$0.04

The Company has determined that the Warrants contained in the Units sold in the IPO (see Note 3) are dilutive and accordingly has included the affects of the Warrants in Diluted EPS using the Treasury Stock Method. An option to purchase 720,000 Units was excluded in the computation of Diluted EPS because the option exercise price exceeded the average market price for the Units in these periods.

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

Concentration of Credit Risk

At June 30, 2007, the Company had cash balances (including trust funds) in banks in excess of the maximum amount insured by the FDIC.

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

NOTE 2 - Basis of Presentation and Management Plans

The accompanying condensed consolidated unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q. These financial statements reflect all adjustments, consisting of normal and recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2007 and the results of operations and cash flows for the three and six month periods ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s audited financial statements filed on Form 10-K as of December 31, 2006. The results of operations presented are not necessarily indicative of the results to be expected for the future quarters or for the year ending December 31, 2007.

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

Between May 11, 2007 and May 17, 2007, a number of class action lawsuits were filed against Optionable, Inc. (“Optionable”), Mr. Mark Nordlicht, Mr. Albert Helmig and certain other directors and officers of Optionable, alleging violations of securities laws. Mr. Nordlicht is the Chairman and a director of the Company and former chairman of the board of directors of Optionable and Mr. Helmig is a former director of the Company and currently chairman of the board of directors of Optionable. Optionable is energy trading and brokerage company founded in 2000 by Mr. Nordlicht. On May 11, 2007, Mr. Helmig resigned as a member of the Company’s board of directors. In addition, on May 16, 2007, Mr. James E. Bashaw resigned as a member of the Company’s board of directors. These lawsuits may lead to further comments on the proxy statement in connection with Asset Acquisition described in Note 4 and could result in a delay in clearance by the SEC and mailing to the Company’s stockholders of the proxy statement.

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - Initial Public Offering

On October 28, 2005, the Company sold to the public 14,400,000 units (“Units”) at an offering price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of the completion of a Business Combination with a target business or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable, in whole or in part, upon written consent of the representative of the underwriters, at a price of $0.01 per Warrant upon thirty (30) days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any twenty (20) trading days within a thirty (30) trading day period ending on the third day prior to the date on which notice of redemption is given. Separate trading of the common stock and Warrants comprising the Units commenced on or about December 9, 2005. An additional 2,160,000 Units could have been sold for over-allotments in the 45-day period after the closing date of October 28, 2005. No over-allotment Units were sold.

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
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - Proposed Business Combination, continued

On October 4, 2006, Platinum, the Company’s wholly-owned subsidiary, PER Acquisition Corp., and Tandem restructured their previously announced merger and Platinum, PER Acquisition Corp. and Tandem’s wholly-owned subsidiary Tandem Energy Corporation (“TEC”) entered into an Asset Acquisition Agreement and Plan of Reorganization, as amended, pursuant to which Platinum will acquire all of the assets and assume substantially all of the liabilities of TEC, including approximately $42 million of TEC’s debt which will be retired at closing, in exchange for the issuance of approximately eight million shares of Platinum common stock to TEC. The total number of shares to be received by TEC will be determined by dividing $60 million by the per share cash value of Platinum’s IPO trust account, which is determined by dividing the amount held in trust by 14,400,000 (the number of shares issued in Platinum’s IPO). The per share cash value was $7.71 at June 30, 2007. In connection with the transaction, Tandem returned $350,000 of the performance deposit associated with the original Merger Transaction to the Company. The remaining balance of $150,000 is to be applied towards the payment of Tandem/TEC transaction costs incurred in connection with the Asset Acquisition. After the consummation of the Asset Acquisition, TEC and its parent, Tandem, will liquidate and distribute the Platinum shares to Tandem’s stockholders.

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

On February 9, 2007, the Acquisition Agreement was amended to extend the termination date of the Acquisition Agreement to March 31, 2007. On March 29, 2007, the Acquisition Agreement was amended to extend the termination date of the Acquisition Agreement to May 31, 2007. On June 1, 2007, the Acquisition Agreement was amended to extend the termination date of the Acquisition Agreement to June 30, 2007.

On July 18, 2007, the Acquisition Agreement was amended to: (1) extend the termination date of the Acquisition Agreement to August 31, 2007; (2) provide for Platinum to cause, on the acquisition closing date, Tim G. Culp (currently CEO of Tandem and TEC and indirect controlling stockholder of TEC) to be elected as a Class C director and an individual recommended by Mr. Culp (who shall be “independent” within the meaning of the NASDAQ Corporate Governance Rules) to be elected as a Class A director, each filling existing vacancies in their respective classes; (3) provide that, for so long as Mr. Culp owns at least one percent (1%) of the outstanding shares of Platinum, to the extent permitted by applicable law and corporate governance rules, Platinum will: (i) cause Mr. Culp to be nominated to the board as a Class C director and submitted for election by the shareholders of Platinum; and (ii) cause an individual recommended by Mr. Culp (which individual shall be “independent” within the meaning of the NASDAQ Corporate Governance Rules) to be nominated to the board as a Class A director and submitted for election by the shareholders of Platinum; (4) provide that Platinum will enter into an employment agreement to be negotiated in good faith with Mr. Culp providing for, among other things, his employment as Platinum’s Chairman of the Board for an initial period of not less than two years; and (5) provide that Acquisition Sub (which will be renamed Tandem Energy Corporation) will enter into employment agreements, consistent with their respective written offers of employment and to be negotiated in good faith, with Messrs. Michael G. Cunningham, Todd Yocham and Toben Scott (all of whom are currently officers of TEC) providing for, among other things, their respective employments for terms of not less than two years.

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

Deferred acquisition costs reflected on the condensed consolidated balance sheets, include costs principally incurred in connection with the Tandem transaction, including due diligence related costs, fair value consultants and other fees.

NOTE 5 - Note Payable - Stockholder

In the year ended December 31, 2006 and the three and six month periods ended June 30, 2007, the Company received an aggregate of $75,000, $80,000 and $340,000 in proceeds, respectively, of notes payable to an officer and stockholder of the Company. The notes bear interest at 5% per annum and are due on the earlier of (i) October 31, 2007 or (ii) upon the consummation of the Asset Purchase Agreement.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - Commitments, Contingencies and Related Party

a. As of June 30, 2007 the Company occupied office space provided by an affiliate of a Founding Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company agreed to pay such affiliate $7,500 per month for such office space and services commencing on the effective date of the Offering. As of June 30 2007, $130,585 has been accrued with respect to this arrangement. Upon completion of a Business Combination or the distribution of the trust account to the public stockholders, the Company will no longer be required to incur this monthly fee.

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
(Unaudited)

NOTE 6 - Commitments, Contingencies and Related Party, continued

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

e. Subsequent to May 10, 2007, seven class action lawsuits were filed against Optionable, Inc. (“Optionable”) and certain directors and officers of Optionable, alleging violations of the U.S. securities laws. Five of these class actions name Mark Nordlicht as a defendant. Mr. Nordlicht is the chairman of the board and a director of the Company. Optionable provides natural gas and other energy derivatives trading and brokerage services to brokerage firms, financial institutions, energy traders and hedge funds. Mr. Nordlicht founded Optionable in 2000 and formerly served as its chairman of the board of directors but was never employed by Optionable. Four of the class actions suits against Optionable also name Mr. Albert Helmig as a defendant. Mr. Helmig served as a director of the Company from inception until his resignation on May 11, 2007, and currently serves as chairman of the board of directors of Optionable.

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

At June 30, 2007, Platinum had not yet commenced any commercial operations. All activities for the period from April 25, 2005 (inception) through June 30, 2007 relate to our formation, the completion of our initial public offering and the consummation of the Asset Acquisition Agreement described below.

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

On October 4, 2006, Platinum, its wholly-owned subsidiary, PER Acquisition Corp., and Tandem restructured their previously announced merger and Platinum, PER Acquisition Corp. and Tandem’s wholly-owned subsidiary Tandem Energy Corporation (“TEC”) entered into an Asset Acquisition Agreement and Plan of Reorganization pursuant to which Platinum will acquire all of the assets and assume substantially all of the liabilities of TEC, including approximately $42 million of TEC’s debt which will be retired at closing, in exchange for the issuance of approximately eight million shares of Platinum common stock to TEC. The total number of shares to be received by TEC will be determined by dividing $60 million by the per share cash value of Platinum’s IPO trust account, which is determined by dividing the amount held in trust by 14,400,000 (the number of shares issued in Platinum’s IPO). The per share cash value was $7.71 at June 30, 2007.

After the consummation of the acquisition, TEC and its parent, Tandem, will liquidate and distribute the Platinum shares to Tandem’s stockholders.

Results of Operations

For the three and six month periods ended June 30, 2007 and 2006, we had net income of $578,843, $456,336, $1,076,708 and $687,564, respectively, attributable to net interest income of $751,057, $672,854, $1,441,913 and $1,156,249, respectively, (net of interest income in the amount of $188,991, $168,108,$ 366,112 and $312,660, respectively, attributable to shares of common stock subject to conversion rights) resulting primarily from interest income earned on the proceeds of our IPO, offset by expenses attributable to organization and formation expenses, expenses incurred in identifying and qualifying an acquisition candidate and legal and accounting costs. As more fully described below, the interest income is earned on funds held in the trust account. The funds held in trust and related interest income are only available, subject to certain conditions, for use in making a qualified acquisition and not for our normal daily operating expenses. Interest income was derived from sources free of federal income taxes resulting in a lower than normal provision for income taxes.

Liquidity and Capital Resources

On October 28, 2005, we consummated our initial public offering (“IPO”) of 14,400,000 units with each unit consisting of one share of our common stock, $0.0001 per share, and one warrant to purchase one share of common stock at an exercise price of $6.00 per share. The units were sold at an offering price of $8.00 per unit, generating gross proceeds of $115,200,000. The total net proceeds to us from the offering were approximately $106,472,000, of which $105,408,000 was deposited into a trust fund and the remaining proceeds ($1,064,000) were available to be used to provide for business, legal and accounting, due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund, earning interest, and are contemplated for use in connection with a business combination. As of June 30, 2007, there was $111,044,966 held in the trust fund. During the year ended December 31, 2006, we used $500,000 towards a deposit on the Tandem acquisition (of which $350,000 was returned in September 2006) and $520,533 for payment of deferred acquisition costs, principally for the Tandem acquisition. In the six months ended June 30, 2007 we disbursed an additional $22,791 for these costs, bringing the accumulated amount paid through June 30, 2007 to $543,324. Deferred acquisition costs of $1,142,099 and $1,394,952 are included in accounts payable and accrued expenses as of December 31, 2006 and June 30, 2007, respectively. In the year ended December 31, 2006, we received $75,000 of proceeds from short-term notes payable issued to our Chairman, as well as an additional $340,000 in proceeds of notes issued in the six month period ended June 30, 2007. The notes bear interest at 5% per annum and are due on the earlier of (i) October 31, 2007 or (ii) upon the consummation of the Asset Purchase Agreement.

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

Between May 11, 2007 and the date hereof, a number of class action lawsuits were filed against Optionable, Mr. Mark Nordlicht, Mr. Albert Helmig and certain other directors and officers of Optionable, alleging violations of securities laws. Mr. Nordlicht is our Chairman and a director and former chairman of the board of directors of Optionable and Mr. Helmig is a former director of our company and currently chairman of the board of directors of Optionable. Optionable is energy trading and Brokerage Company founded in 2000 by Mr. Nordlicht. On May 11, 2007, Mr. Helmig resigned as a member of our board of directors. In addition, on May 16, 2007, Mr. James E. Bashaw resigned as a member of our board of directors. These lawsuits may lead to further comments on this proxy statement by the SEC and could result in a delay in clearance by the SEC and mailing of this proxy statement.

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

In the period from October 28, 2005 through October 28, 2007, we initially estimated that we would incur approximately $300,000 in expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination and preparation of a proxy statement, an aggregate of $180,000 for the administrative fees payable to Platinum Partners Value Arbitrage, L.P. or other designated parties (a total of $7,500 per month for two years), $100,000 for expenses for the due diligence and investigation of a target business, $50,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $358,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $75,000 for director and officer liability insurance premiums. Through June 30, 2007, these expenses have been incurred and have increased substantially, and been paid resulting in the Company’s cash position at June 30, 2007 as noted above. Expenses attributable to the asset acquisition incurred through June 30, 2007 aggregated $1,938,275.

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

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

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

The Company, under the supervision of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2007. Based upon that evaluation, management, including our principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective in alerting it in a timely manner to information relating to the Company required to be disclosed in this report.

During the three months ended June 30, 2007, there have been no significant changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

OTHER INFORMATION

Item 1. Legal Proceedings.

A lawsuit was filed against Platinum and Tandem in Florida Circuit Court on or about June 14, 2006. The lawsuit involves a claim with respect to ownership of 2.7 million shares of the common stock of Tandem that were purportedly transferred to a third party by an affiliate of Mr. Lyle Mortensen, one of the promoters of Tandem, which shares Tandem maintains were invalidly issued and subsequently cancelled in 2005 by board action of Tandem’s board. This action was later upheld by the District Court of the State of Nevada, Tandem’s state of incorporation, which declared in a judgment that the certificates evidencing the shares are invalid and void and directed Tandem’s transfer agent to void the certificates if presented for transfer, as well as enjoined the transfer agent from transferring the certificates if so presented. The third party’s Florida suit was filed against Tandem and Platinum seeking a declaration by the court that Tandem’s cancellation of the shares was improper and that the third party is the rightful owner of the shares and an injunction prohibiting Tandem and Platinum from taking any action in detriment to his alleged rights in and to the shares. Tandem and Platinum have no contacts with the State of Florida and they filed a motion seeking dismissal of the lawsuit on the grounds that Florida courts have no jurisdiction over them. A hearing on the motion was held on November 7, 2006 and the court subsequently issued an order dismissing the lawsuit without prejudice against Tandem and Platinum. The third party filed a motion seeking clarification of the court’s order, and the court issued an order on February 22, 2007, upholding its prior ruling. The third party then filed a second motion for clarification, and the court issued another order on May 1, 2007, declaring once again that it had dismissed the entire complaint filed by the third party on the grounds that it did not have jurisdiction over the matter. The third party then filed a motion seeking an extension of time in which to file an amended complaint, but prior to the hearing on the motion, the third party dismissed his lawsuit. On June 12, 2007, the third party filed a lawsuit in the United States District Court for the Western District of Texas, Midland-Odessa Division, against Tandem, TEC, and Messrs. Yocham, Culp, Chambers and Cunningham, and Tandem’s transfer agent alleging conversion and conspiracy to convert with respect to the certificate representing the 2.7 million shares, and the defendants in that lawsuit are vigorously contesting these allegations.

There are no other material legal proceedings pending against us.

Item 1A. Risk Factors.

The following is an update of one of the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have otherwise been no material changes in our risk factors from the information provided in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Since Tandem, TEC’s parent entity, was a publicly-traded shell corporation, our acquisition of all of the assets and substantially all liabilities of TEC may subject us to successor liability for the shell corporation’s known and unknown liabilities.

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

The risks and uncertainties involved in our proposed acquisition of all of the assets and substantially all liabilities of TEC include that we may be deemed to be a successor to Tandem, TEC’s parent, and thus subject to the existing liabilities, including undisclosed liabilities, of the prior shell corporations arising out of the their prior business operations, financial activities and equity dealings. These risks and uncertainties are greater when a corporation is used as a shell vehicle more than once, such as Tandem. There is a risk of litigation by third parties or governmental investigations or proceedings. Some potential claims against Tandem that have been identified to date include the following:

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

• Lance Duncan played a key role in connection with the acquisition by Tandem of the stock of TEC and the assets of Shamrock.  It is possible that a court could determine that Mr. Duncan acted as an unlicensed broker-dealer in connection with such transactions. In that event, Platinum potentially could be subject to a successor liability claim to the extent that any liability was imposed upon Tandem as a result.

• Tandem has been unsuccessful in its efforts to locate corporate records and other material agreements and documents relating to itself and its predecessors in name for periods prior to mid-March 2005. As a result, no assurance can be given that certain actions taken with respect to Tandem, including the 1:500 stock split, were authorized by the necessary corporate action on the part of Tandem’s board of directors and its shareholders. If the stock split was not effective, Tandem would have 32,944,000 shares outstanding instead of 23,799,322 shares, and Platinum potentially could be subject to a successor liability claim to the extent that the holders of the additional shares (a total of 9,161,000) do not receive their full proportion share of the stock of Platinum distributed to shareholders upon the liquidation and dissolution of Tandem. Platinum potentially also could be subject to successor liability claims for other actions of the predecessors to Tandem’s current management that were not properly authorized and implemented, including any shares that Messrs. Ronald G. Williams or Lyle Mortensen may claim to have acquired in connection with the acquisition of Pacific Medical Group that were not disclosed to Tandem and thus not presently reflected in the shares currently outstanding.

•  Prior to its acquisition of TEC, Mr. Williams claims to have acquired control of Pacific Medical Group from Mr. John Karlsson. Tandem has also been unsuccessful in its efforts to obtain documentation relating to such acquisition and, as such, has not been able to determine the amount or percentage of the outstanding shares of Pacific Medical Group that Mr. Williams acquired. Platinum could be subject to potential successor liability claims to the extent that Mr. Williams did not properly acquire control of Pacific Medical Group and did not have proper authority to enter into the transactions with TEC.

We will not receive a legal opinion relating to Tandem’s capitalization or corporate actions in connection with the closing of the asset acquisition. Given the uncertainty regarding Tandem’s prior corporate history, the lack of corporate documentation, claims of share ownership and other related concerns, Tandem’s legal counsel is unwilling to render such an opinion. Accordingly, we will not have a legal opinion to support the representations and warranties of Tandem contained in the asset acquisition agreement regarding these matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

 Between May 11, 2007 and the date hereof, a number of class action lawsuits were filed against Optionable, Mr. Mark Nordlicht, Mr. Albert Helmig and certain other directors and officers of Optionable, alleging violations of the U.S. securities laws. Mr. Nordlicht is our Chairman and a director and former chairman of the board of directors of Optionable and Mr. Helmig is a former director of our company and currently chairman of the board of directors of Optionable. Optionable is an energy trading and brokerage company founded in 2000 by Mr. Nordlicht. On May 11, 2007, Mr. Helmig resigned as a member of our board of directors. These lawsuits may lead to further comments by the SEC on the preliminary proxy statement filed with the SEC in connection with the Asset Acquisition described in “Acquisition Announcement” above and could result in a delay in clearance by the SEC and mailing of the proxy statement. In addition, on May 16, 2007, Mr. James E. Bashaw resigned as a member of our board of directors.

Item 6. Exhibits.

31.1     Section 302 Certification of Principal Executive Officer

31.2     Section 302 Certification of Principal Financial Officer

32.1     Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLATINUM ENERGY RESOURCES, INC.

Date: August 13, 2007	By:	/s/ Mark Nordlicht
Mark Nordlicht Chairman of the Board (Principal Executive and Financial and Accounting Officer)