Form 10-Q
period 2007-09-30
PLATINUM ENERGY RESOURCES INC
filed 2007-11-14
CIK 1329605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of November 8, 2007, 23,583,725 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY

FINANCIAL INFORMATION

Item 1. Financial Statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$49,964	$--
Cash and cash equivalents held in trust	112,011,282	109,213,492
Prepaid expenses and other current assets	6,263	79,526
Total Current Assets	112,067,509	109,293,018

Deferred acquisition costs	2,141,902	1,662,632
Total Assets	$114,209,411	$110,955,650

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,501,251	$1,471,167
Due to related party	161,302	85,585
Notes payable - stockholder	853,000	75,000
Income taxes payable - state	248,960	130,960
Total Current Liabilities	2,764,513	1,762,712

Common stock subject to possible redemption, 2,878,560 shares at conversion value	22,391,055	21,831,777

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 1,000,000 authorized, 0 issued	--	--
Common stock, $.0001 par value; 75,000,000 shares authorized; 18,000,000 shares (which includes 2,878,560 subject to possible conversion) issued and outstanding	1,512	1,512
Additional paid-in capital	85,424,242	85,424,242
Earnings accumulated during the development stage	3,628,089	1,935,407

Total Stockholders' Equity	89,053,843	87,361,161

Total Liabilities and Stockholders' Equity	$114,209,411	$110,955,650

See notes to condensed consolidated financial statements

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006	Cumulative for the Period from April 25, 2005 (Inception) to September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING EXPENSES
Administrative cost allowance - related party	$22,500	$17,505	$67,500	$51,075	$153,085
Marketing, general and administrative expenses	75,293	109,633	329,498	433,548	1,197,487

Total operating expenses	97,793	127,138	396,998	484,623	1,350,572

OTHER INCOME (EXPENSE)
Interest income, net of interest allocated to common stock subject to possible redemption of $193,167, $174,662, $559,278, $582,493 and $1,319,996	773,150	699,080	2,238,512	1,855,329	5,283,286
Interest expense	(7,383)	(1,467)	(30,832)	(1,467)	(38,525)
Total other income (expense)	765,767	697,613	2,207,680	1,853,862	5,244,761

NET INCOME BEFORE INCOME TAXES	667,974	570,475	1,810,682	1,369,239	3,894,189
PROVISION FOR INCOME TAXES	52,000	67,800	118,000	179,000	266,100

NET INCOME	$615,974	$502,675	$1,692,682	$1,190,239	$3,628,089

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
BASIC	15,121,440	15,121,440	15,121,440	15,121,440
DILUTED	18,075,806	17,513,763	17,948,381	17,475,878

NET INCOME PER COMMON SHARE:
BASIC	$0.04	$0.03	$0.11	$0.08
DILUTED	$0.03	$0.03	$0.09	$0.07

See notes to condensed consolidated financial statements

PLATINUM ENERGY RESOURCES, INC.AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Unaudited

				Earnings accumulated	Total
	Common stock		Additional	during the	stockholders'
	Shares	Amount	paid-in capital	development stage	equity

Common shares issued to founders for cash, May 6, 2005 at $.0077 per share	3,250,000	$325	$24,675	$--	$25,000
Retroactive effect of common stock dividend, declared September 23, 2005	1,250,000	125	(125)	--	--
Retroactive effect of four-for-five reverse split effected October 21, 2005	(900,000)	(90)	90	--	--
Sale of 14,400,000 units, net of underwriters’ discount and offering expenses (includes 2,878,560 shares subject to possible conversion), October 28, 2005 at $8.00 per Unit	14,400,000	1,440	106,470,273	--	106,471,713
Proceeds subject to possible conversion of 2,878,560 shares, October 28, 2005 at $7.32 per Unit	(2,878,560)	(288)	(21,070,771)	--	(21,071,059)
Proceeds from issuance of option, October 28, 2005	--	--	100	--	100
Net income, for the period from April 25, 2005 (Inception) to December 31, 2005	--	--	--	275,728	275,728
Balance at December 31, 2005	15,121,440	1,512	85,424,242	275,728	85,701,482
Net income, for the year ended December 31, 2006	--	--	--	1,659,679	1,659,679
Balance at December 31, 2006	15,121,440	1,512	85,424,242	1,935,407	87,361,161
Net income, for the nine months ended September 30, 2007	--	--	--	1,692,682	1,692,682
Balance at September 30, 2007	15,121,440	$1,512	$85,424,242	$3,628,089	$89,053,843

See notes to condensed consolidated financial statements

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Cumulative for the Period from April 25, 2005 (Inception) to September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net income	$1,692,682	$1,190,239	$3,628,089
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	73,263	109,236	(6,263)
Accounts payable and accrued expenses	(144,680)	16,596	184,388
Due to related party	75,717	51,075	161,302
Income taxes payable - State	118,000	179,000	248,960
Net cash provided by operating activities	1,814,982	1,546,146	4,216,476

Cash Flows From Investing Activities
Deposits to cash and cash equivalents held in Trust Fund	(2,797,790)	(2,437,822)	(112,011,282)
Payment of performance deposit	--	(500,000)	(500,000)
Recovery of perfomance deposit upon restructuring	--	500,000	500,000
Payment of deferred acquistion costs	(304,506)	(522,371)	(825,039)
Net cash used in investing activities	(3,102,296)	(2,960,193)	(112,836,321)

Cash Flows From Financing Activities
Interest on cash held in trust, net of interest income
allocated to common stock subject to possible redemption	559,278	582,493	1,319,996
Proceeds from the sale of common stock	--	--	25,000
Proceeds from notes payable-stockholder	778,000	75,000	1,033,000
Repayment of note payable-stockholder	--	--	(180,000)
Gross proceeds of public offering	--	--	115,200,000
Payments of costs of public offering	--	--	(8,728,287)
Proceeds from issuance of underwriter’s stock option	--	--	100
Net cash provided by financing activities	1,337,278	657,493	108,669,809

Net (Decrease) Increase in Cash	49,964	(756,554)	49,964

Cash - Beginning of the Period	--	902,498	--

Cash - End of Period	$49,964	$145,944	$49,964

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$16,639	$--
Income taxes	$--	$--
Non-Cash Investing Activities:
Deferred acquisition costs accrued and deferred	$174,764	$740,765

See notes to condensed consolidated financial statements

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(a Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Nature of Operations and Summary of Significant Accounting Policies

Platinum Energy Resources, Inc. and subsidiary (a development stage enterprise) (the “Company” or “Platinum”) was incorporated in Delaware on April 25, 2005 as a blank check company. The Company’s objective has been to acquire an operating business in the energy industry.

As of September 30, 2007, the Company had not yet commenced any commercial operations. All activities through September 30, 2007 relate to the Company's formation, the completion of the public offering described below and the completion of the asset acquisition transaction (the “Acquisition”), as described in Note 4, “Business Combination”. The Company selected December 31 as its fiscal year-end. The accompanying condensed consolidated financial statements have been prepared in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Development Stage Enterprises, since planned principal operations have not commenced.

The registration statement of the Company’s initial public offering (“Offering”) was declared effective on October 24, 2005. The Company consummated the Offering on October 28, 2005 and received net proceeds of approximately $106,472,000. See Note 3 - “Initial Public Offering,” for a complete discussion. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering were intended to be generally applied toward consummating a business combination with an operating business in the global oil and gas energy and production industry (“Business Combination”). At the time of the Offering, there was no assurance that the Company would be able to successfully affect a Business Combination. On October 26, 2007 the Company successfully consummated a Business Combination, in the form of the Acquisition, as more fully described in Note 4. As of September 30, 2007, an amount of $105,408,000 of the net proceeds plus interest earned was being held in a trust account (“Trust Account”) and invested in United States Treasury Bills having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until consummation of the Acquisition. See Note 4 - “Business Combination,” for a discussion of a definitive Asset Acquisition Agreement and Plan of Reorganization entered into on October 4, 2006, as amended, which replaced an Agreement and Plan of Merger entered into on January 26, 2006 with the same parties.

With respect to the Acquisition, any stockholder holding shares sold in the Offering (“Public Stockholders”) who voted against the Acquisition had the right to demand that the Company convert his or her shares into cash. The per share conversion price equals the amount in the Trust Account, calculated as of two business days prior to the consummation of the Acquisition, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Such Public Stockholders were entitled to receive their per-share interest in the Trust Account computed without regard to the shares held by the stockholders of the Company immediately preceding the offering (“Founding Stockholders”). In connection with the Acquisition, Public Stockholders holding an aggregate of 1,802,205 voted against the transaction and exercised their conversion rights effective on the date of consummation of the Acquisition, October 26, 2007.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Nature of Operations and Summary of Significant Accounting Policies, continued

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary PER Acquisition Corp, (“PER”) after elimination of all intercompany accounts and transactions. PER was organized as a Delaware corporation on January 25, 2006 for the purpose of merging into Tandem Energy Holdings, Inc. (“Tandem”) See Note 4 - " Business Combination" for a discussion of a definitive agreement and plan of merger entered into January 26, 2006, which agreement was subsequently terminated and replaced by a definitive Asset Acquisition Agreement and Plan of Reorganization entered into on October 4, 2006, as amended.

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

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of January 1, 2007. The evaluation was performed for the tax period April 25 (inception) to December 31, 2005 and the for the year ended December 31, 2006, the tax years which remain subject to examination for Federal and New Jersey State purposes as of September 30, 2007.

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
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Nature of Operations and Summary of Significant Accounting Policies, continued

Income Per Share

The Company follows the provisions of SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) were computed by dividing earnings by the weighted average number of common shares outstanding for the period. Earnings per common share amounts, assuming dilution (“Diluted EPS”), were computed by reflecting the potential dilution from common share amounts, assuming dilution (“Diluted EPS”), were computed by reflecting the potential dilution from the exercise of dilutive common stock purchase warrants. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the condensed consolidated statements of operations.

A reconciliation between the numerators and denominators of the Basic and Diluted EPS computations for earnings is as follows.

	Three Months Ended September 30, 2007
	Net Income (Numerator)	Shares (Denominator)	Per Share Amounts
Basic EPS
Net Income	$615,974	15,121,440	$0.04
Effect of Dilutive Securities
Warrants	$—	2,954,366	$0.01
Net income attributable to common stock and assumed exercise of warrants	$615,974	18,075,806	$0.03

	Nine Months Ended September 30, 2007
	Net Income (Numerator)	Shares (Denominator)	Per Share Amounts
Basic EPS
Net Income	$1,692,682	15,121,440	$0.11
Effect of Dilutive Securities
Warrants	$—	2,826,941	$0.02
Net income attributable to common stock and assumed exercise of warrants	$1,692,682	17,948,381	$0.09

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Nature of Operations and Summary of Significant Accounting Policies, continued

	Three Months Ended September 30, 2006
	Net Income (Numerator)	Shares (Denominator)	Per Share Amounts
Basic EPS
Net Income	$502,675	15,121,440	$0.03
Effect of Dilutive Securities
Warrants	$—	2,392,323	$0.00
Net income attributable to common stock and assumed exercise of warrants	$502,675	17,513,763	$0.03

	Nine Months Ended September 30, 2006
	Net Income (Numerator)	Shares (Denominator)	Per Share Amounts
Basic EPS
Net Income	$1,190,239	15,121,440	$0.08
Effect of Dilutive Securities
Warrants	$—	2,354,438	$0.01
Net income attributable to common stock and assumed exercise of warrants	$1,190,239	17,475,878	$0.07

Common shares subject to possible conversion totaling up to 2,878,560 have been excluded from the calculation of Basic EPS since such shares if redeemed, only participate in their Pro-Rata share of the trust earnings. The Company has determined that the Warrants contained in the Units sold in the IPO (see Note 3) are dilutive for all periods, and accordingly has included the affects of the Warrants in Diluted EPS using the Treasury Stock Method. An option to purchase 720,000 Units was excluded in the computation of Diluted EPS because the option exercise price exceeded the average market price for the Units in these periods.

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

Concentration of Credit Risk

At September 30, 2007, the Company had cash balances (including trust funds) in banks in excess of the maximum amount insured by the FDIC.

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
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - Basis of Presentation and Management Plans

The accompanying condensed consolidated unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q. These financial statements reflect all adjustments, consisting of normal and recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2007 and the results of operations and cash flows for the three and nine month periods ended September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s audited financial statements filed on Form 10-K as of December 31, 2006. The results of operations presented are not necessarily indicative of the results to be expected for the fourth quarter or for the year ending December 31, 2007.

On October 26, 2007, the Company consummated the Acquisition described in Note 4 and will therefore have sufficient available funds to operate through September 30, 2008. Upon consummation of the Acquisition, cash held in trust was released after the payment of debt pursuant to the Acquisition Agreement and payments in the aggregate of $14,057,199 to stockholders holding 1,802,205 common shares exercising their conversion rights as described in Note 3.

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

In connection with the Offering, the Company issued an option, for $100.00, to the representative of the underwriters to purchase up to 720,000 Units at an exercise price of $10.00 per Unit. The Units issuable upon exercise of this option are identical to those described in the preceding paragraph, except

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - Initial Public Offering, continued

that the warrants underlying the Units will be exercisable at $7.50 per share. This option became exercisable at $10.00 per Unit commencing on the date of the consummation of the Acquisition and expires five years from the date of the prospectus. The option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash.

The option and the 720,000 units, the 720,000 shares of common stock and the 720,000 warrants underlying such units, and the 720,000 shares of common stock underlying such warrants, have been deemed compensation by the Financial Industry Regulatory Authority and are therefore subject to a 180-day lock-up pursuant to Rule 2710(g)(1) of the NASD Conduct Rules. Although the purchase option and its underlying securities are intended to be registered under the registration statement relating to the Offering, the option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the date of the Offering with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company would be obligated to bear all fees and expenses attendant to registering the securities, other than underwriting commissions, which will be paid for by the holders themselves.

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

Should the Company be unable to deliver shares of its common stock underlying the exercise of the Warrants included in the Units and shares of its common stock underlying the exercise of the Underwriter’s Unit Purchase Option (“UPO”) as a result of the absence of an effective registration statement with respect to these securities, then the Warrants and the UPO would not be exercisable and the Company will have no obligation to pay holders of the Warrants and UPO any cash or otherwise “net cash settle” the Warrant or the UPO. In this event, the Warrants and UPO may expire worthless.

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

The volatility calculation of 49.65% is based on the 365-day average volatility of a representative sample of seven (7) companies with an average market capitalization of $407.0 million, ranging from $309.0 million to $595.0 million, that Management believes are engaged in the oil and gas energy and production industry (the “Sample Companies”). Because the Company did not have a trading history, the Company needed to estimate the potential volatility of its common stock price, which depended upon a number of factors which could not be ascertained at the time. The Company referred to the 365-day average volatility of the Sample Companies because Management believed that the average volatility of such companies was a reasonable benchmark to use in estimating the expected volatility of the Company’s common stock post-business combination. A one-year period was selected as being representative of the current environment and market valuations for companies in this sector. An expected life of five years was taken into account for the purposes of assigning a fair value to the option.

NOTE 4 - Business Combination

On January 26, 2006, the Company announced that it had executed a definitive agreement and plan of merger with Tandem Energy Holdings, Inc., a Nevada corporation, which was amended on June 30, 2006 and July 31, 2006, pursuant to which, subject to satisfaction of the conditions contained in the merger agreement, the Company’s wholly-owned subsidiary, PER Acquisition Corp. (“PER”), would merge with and into Tandem. At the effective time of the merger, Tandem would be the surviving corporation in the merger with PER and would continue as a wholly-owned subsidiary of Platinum. Prior to the Acquisition, Tandem, through its wholly-owned subsidiary, Tandem Energy Corporation, a Colorado corporation headquartered in Midland, Texas, was engaged in the oil and gas E&P industry and operates oil fields in Texas and New Mexico.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - Business Combination, continued

On October 4, 2006, Platinum, the Company’s wholly-owned subsidiary, PER Acquisition Corp., and Tandem restructured their previously announced merger and Platinum, PER and Tandem’s wholly-owned subsidiary Tandem Energy Corporation (“TEC”) entered into an Asset Acquisition Agreement and Plan of Reorganization, as amended, pursuant to which Platinum would acquire all of the assets and assume substantially all of the liabilities of TEC, including approximately $42 million of TEC’s debt which would be retired at closing, in exchange for the issuance of approximately eight million shares of Platinum common stock to TEC. The total number of shares to be received by TEC would be determined by dividing $60 million by the per share cash value of Platinum’s IPO trust account, which is determined by dividing the amount held in trust by 14,400,000 (the number of shares issued in Platinum’s IPO). The per share cash value was $7.78 at September 30, 2007. In connection with the Acquisition, Tandem returned $350,000 of the performance deposit associated with the original merger transaction to the Company. The remaining balance of $150,000 was to be applied towards the payment of Tandem/TEC transaction costs incurred in connection with the Acquisition. After the consummation of the Acquisition, TEC and its parent, Tandem, will liquidate and distribute the Platinum shares to Tandem’s stockholders.

  On October 26, 2007, the Company consummated the Acquisition pursuant to the Acquisition Agreement. At the closing of the Acquisition, PER, acquired substantially all of the assets and assumed substantially all of the liabilities of TEC, including approximately $41.5 million of TEC's debt, in exchange for the issuance of 7,692,308 shares of Platinum common stock.

Upon consummation of the Acquisition, Mr. Mark Nordlicht resigned as the Chairman of the Board and as a director of the Company in order to devote his full time to his other activities.

TEC and Guaranty Bank, FSB, a federal savings bank (the “Lender”), entered into a Credit Agreement dated June 8, 2005 as amended by a First Amendment to Credit Agreement dated October 21, 2005 and as further amended by Waiver and Second Amendment to Credit Agreement dated February 15, 2006 (the “Credit Agreement”). The material terms of the Credit Agreement are discussed in Platinum’s Definitive Proxy Statement in the section entitled “Tandem’s Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources - Financing” beginning on page 131 and such disclosure is incorporated herein by reference.

In connection with the Acquisition, TEC assigned its rights and obligations under the Credit Agreement to PER. An Assignment, Waiver and Third Amendment to Credit Agreement (the “Third Amendment”) was made and entered into effective as of October 26, 2007 among TEC, PER and the Lender. Pursuant to the Third Amendment, a new borrowing base was set at $5,000,000. All other material terms of the Credit Agreement remain unchanged.

All outstanding borrowings under the Credit Agreement were paid off at the closing of the Acquisition. Accordingly there are currently no outstanding borrowings under the Credit Agreement.

Platinum also issued 178,572 shares of its common stock to Lance Duncan upon the closing of the Acquisition in exchange for consulting services pursuant to a Consulting Agreement entered into by and between Platinum and Lance Duncan dated October 26, 2006 (the “Consulting Agreement”).

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - Business Combination, continued

On December 6, 2006, Platinum executed an amendment to the Asset Acquisition Agreement. In accordance with the Asset Acquisition Agreement, following the consummation of the Acquisition, TEC will dissolve and in connection therewith transfer the shares of Platinum common stock to Tandem, its sole stockholder. In the amendment to the Asset Acquisition Agreement, Platinum agreed to register such shares for distribution to the stockholders of Tandem upon the contemplated dissolution of Tandem.

On July 18, 2007, the Acquisition Agreement was amended to among other things,: (1) provide for Platinum to cause, on the Acquisition closing date, Tim G. Culp (currently CEO of Tandem and TEC and indirect controlling stockholder of TEC) to be elected as a Class C director and an individual recommended by Mr. Culp (who shall be “independent” within the meaning of the NASDAQ Corporate Governance Rules) to be elected as a Class A director, each filling existing vacancies in their respective classes; (2) provide that, for so long as Mr. Culp owns at least one percent (1%) of the outstanding shares of Platinum, to the extent permitted by applicable law and corporate governance rules, Platinum will: (i) cause Mr. Culp to be nominated to the board as a Class C director and submitted for election by the shareholders of Platinum; and (ii) cause an individual recommended by Mr. Culp (which individual shall be “independent” within the meaning of the NASDAQ Corporate Governance Rules) to be nominated to the board as a Class A director and submitted for election by the shareholders of Platinum; (3) provide that Platinum will enter into an employment agreement to be negotiated in good faith with Mr. Culp providing for, among other things, his employment as Platinum’s Chairman of the Board for an initial period of not less than two years; and (4) provide that Acquisition Sub (which will be renamed Tandem Energy Corporation) will enter into employment agreements, consistent with their respective written offers of employment and to be negotiated in good faith, with Messrs. Michael G. Cunningham, Todd Yocham and Toben Scott (all of whom are currently officers of TEC) providing for, among other things, their respective employments for terms of not less than two years.

In connection with the Asset Acquisition Agreement:

a.
The Company retained C.K. Cooper & Company, Inc., an investment banking firm, to provide a fairness opinion as to whether the consideration to be paid by the Company in the Acquisition is fair, from a financial point of view, to the Company’s stockholders and that the fair value of TEC is at least equal to 80% of the Company’s net assets. C.K. Cooper was originally retained to provide a fairness opinion in connection with the previously proposed merger with Tandem and was paid $50,000 at that time. In October 2006, the Company, entered into a letter agreement with C.K. Cooper to provide a fairness opinion in connection with the Asset Acquisition Agreement, with $25,000 paid upon execution of the arrangement and an additional $25,000 due upon closing of the Acquisition.

b.
In connection with the Asset Acquisition Agreement, the Company entered into a Finders Agreement with Mr. Lance Duncan, an individual with prior affiliations with Tandem, who had been given limited authority by Tandem management to act on its behalf. Pursuant to the Finders Agreement, the Company agreed to pay Mr. Duncan a fee of $3.0 million at the consummation of the Asset Acquisition Agreement in consideration for his introduction of TEC to Platinum. This amount was paid on the closing date, October 26, 2007. The Company also entered into a Consulting Agreement pursuant to which the Company agreed to issue to Mr. Duncan over an 18-month period following the consummation of the Asset Acquisition Agreement, 714,286 restricted shares of the Company’s common stock valued at approximately $5.0 million based on an agreed upon per share valuation of $7.00, as of October 31, 2006, in consideration of future consulting services, including the investigation and evaluation of enterprises in the energy industry, focusing on oil and gas, with a view to possible future acquisition and, if warranted, to assist in the scheduling of meetings, site inspections and due diligence investigations between the parties, as applicable. The Company issued 178,572 share of common stock to Mr. Duncan at closing.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - Business Combination, continued

Deferred acquisition costs reflected on the condensed consolidated balance sheets, include costs principally incurred in connection with the Tandem transaction, including due diligence related costs, fair value consultants and other fees.

NOTE 5 - Notes Payable - Stockholder

In the year ended December 31, 2006 and the three and nine month periods ended September 30, 2007, the Company received an aggregate of $75,000, $438,000 and $778,000 in proceeds, respectively, of notes payable to an officer and stockholder of the Company. The Company received additional proceeds of $254,000 in the aggregate subsequent to September 30, 2007. The notes bore interest at 5% per annum. The principal amount of the notes of $1,107,000 and accrued interest of $18,606 was paid on October 26, 2007, the date of consummation of the Asset Acquisition Agreement.

NOTE 6 - Commitments, Contingencies and Related Party

a. As of September 30, 2007 the Company occupied office space provided by an affiliate of a Founding Stockholder. Such affiliate had agreed that, until the Acquisition, it would make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company agreed to pay such affiliate $7,500 per month for such office space and services commencing on the effective date of the Offering. As of September 30, 2007, $153,085 has been accrued with respect to this arrangement. This arrangement ceased and all amounts due were paid upon consummation of the Acquisition on October 26, 2007.

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

 d. On March 20, 2006, the board of directors of the Company approved its 2006 Long-Term Incentive Plan (the “Plan”). At the consummation of the Acquisition, the Company’s stockholders approved the Plan. Under the Plan, the Company may grant incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses, or collectively, awards, to officers and key employees. In addition, the Plan authorizes the grant of non-qualified stock options and restricted stock awards to directors and to any independent contractors and consultants. Generally, all classes of employees are eligible to participate in the Plan. No options, restricted stock or other awards under the Plan have been made or committed to be made as of the date of hereof. The Company has reserved a maximum of 4 million shares of its authorized common stock for issuance upon the exercise of awards to be granted pursuant to the Plan.

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

Overview

As of September 30, 2007, Platinum was a blank check company. We were formed on April 25, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business in the global oil and gas exploration and production, or E&P, industry. Our initial business combination was required to be with a target business or businesses whose fair market value was at least equal to 80% of net assets at the time of such acquisition. We utilized a portion of the cash derived from the proceeds of our completed public offering and our capital stock in effecting a business combination, described below.

At September 30, 2007, Platinum had not yet commenced any commercial operations. All activities for the period from April 25, 2005 (inception) through September 30, 2007 relate to our formation, the completion of our initial public offering and the consummation of the business combination described below.

Acquisition

On October 4, 2006, Platinum, the Company’s wholly-owned subsidiary, PER Acquisition Corp. (“PER”), and Tandem Energy Holdings, Inc., a Nevada corporation (“Tandem”) restructured their previously announced merger and Platinum, PER and Tandem’s wholly-owned subsidiary Tandem Energy Corporation (“TEC”) entered into an Asset Acquisition Agreement and Plan of Reorganization pursuant to which Platinum would acquire all of the assets and assume substantially all of the liabilities of TEC, including approximately $42 million of TEC’s debt which would be retired at closing, in exchange for the issuance of approximately eight million shares of Platinum common stock to TEC (the “Acquisition”). The total number of shares to be received by TEC would be determined by dividing $60 million by the per share cash value of Platinum’s IPO trust account, which is determined by dividing the amount held in trust by 14,400,000 (the number of shares issued in Platinum’s IPO).

On October 26, 2007, the Company consummated the Acquisition pursuant to the Acquisition Agreement. At the closing of the Acquisition, PER acquired substantially all of the assets and assumed substantially all of the liabilities of TEC, including approximately $41.5 million of TEC's debt, in exchange for the issuance of 7,692,308 shares of Platinum common stock.

Following consummation of the Acquisition and the conversion of 1,802,205 shares of common stock by shareholders who voted against the Acquisition and elected to convert their shares, the Company has 24,068,675 shares of common stock outstanding.

Upon consummation of the Acquisition, Mr. Mark Nordlicht resigned as the Chairman of the Board and as a director of the Company in order to devote his full time to his other activities.

For a more complete discussion of the Acquisition, see our Current Report on Form 8-K dated November 1, 2007 and our Definitive Proxy Statement filed with the SEC on October 17, 2007.

Results of Operations

For the three and nine month periods ended September 30, 2007 and 2006, we had net income of $615,974, $502,675, $1,692,682 and $1,190,239, respectively, attributable to net interest income of $765,767, $697,613, $2,207,680 and $1,853,862, respectively, (net of interest income in the amount of $193,167, $174,662, $559,278 and $582,493, respectively, attributable to shares of common stock subject to conversion rights) resulting primarily from interest income earned on the proceeds of our IPO, offset by expenses attributable to organization and formation expenses, expenses incurred in identifying and qualifying an acquisition candidate and legal and accounting costs. As more fully described below, the interest income was earned on funds held in the trust account. The funds held in trust and related interest income were only available, subject to certain conditions, for use in effecting the Acquisition and not for our normal daily operating expenses. Interest income was derived from sources free of federal income taxes resulting in a lower than normal provision for income taxes.

Liquidity and Capital Resources

On October 28, 2005, we consummated our initial public offering (“IPO”) of 14,400,000 units with each unit consisting of one share of our common stock, $0.0001 per share, and one warrant to purchase one share of common stock at an exercise price of $6.00 per share. The units were sold at an offering price of $8.00 per unit, generating gross proceeds of $115,200,000. The total net proceeds to us from the offering were approximately $106,472,000, of which $105,408,000 was deposited into a trust fund and the remaining proceeds ($1,064,000) were available to be used to provide for business, legal and accounting, due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund, earning interest, and are contemplated for use in connection with a business combination. As of September 30, 2007, there was $112,011,282 held in the trust fund. During the year ended December 31, 2006, we used $500,000 towards a deposit on the Acquisition (of which $350,000 was returned in September 2006) and $520,533 for payment of deferred acquisition costs, principally for the Acquisition. In the nine months ended September 30, 2007 we disbursed an additional $304,506 for these costs, bringing the accumulated amount paid through September 30, 2007 to $825,039. Deferred acquisition costs of $1,142,099 and $1,316,864 are included in accounts payable and accrued expenses as of December 31, 2006 and September 30, 2007, respectively. In the year ended December 31, 2006, we received $75,000 of proceeds from short-term notes payable issued to our former Chairman of the Board, Mark Nordlicht, as well as an additional $778,000 in proceeds of notes issued in the nine month period ended September 30, 2007. The Company received additional proceeds of $254,000 in the aggregate subsequent to September 30, 2007. The notes bore interest at 5% per annum. The principal amount of the notes of $1,107,000 and accrued interest of $18,606 was paid on October 26, 2007, the date of consummation of the Acquisition.

Upon the October 26, 2007 consummation of the Acquisition, cash held in trust in excess of the amount required to be retained for the payment of amounts due to stockholders exercising their conversion rights and after payment of debt pursuant to the Asset Acquisition Agreement and payment of certain fees and expenses relating to the Acquisition, became available for operations and conduct of the business.

In the period from October 28, 2005 through October 28, 2007, we initially estimated that we would incur approximately $300,000 in expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination and preparation of a proxy statement, an aggregate of $180,000 for the administrative fees payable to Platinum Partners Value Arbitrage, L.P. or other designated parties (a total of $7,500 per month for two years), $100,000 for expenses for the due diligence and investigation of a target business, $50,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $358,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $75,000 for director and officer liability insurance premiums. Through September 30, 2007, these expenses have been incurred and have increased substantially, and to the extent paid resulted in the Company’s cash position at

September 30, 2007. Cash flow has been supplemented by proceeds of stockholder notes described above. Expenses attributable to the Acquisition incurred through September 30, 2007 amount to an aggregate of $2,141,902.

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

TEC and Guaranty Bank, FSB, a federal savings bank (the “Lender”), entered into a Credit Agreement dated June 8, 2005 as amended by a First Amendment to Credit Agreement dated October 21, 2005 and as further amended by Waiver and Second Amendment to Credit Agreement dated February 15, 2006 (the “Credit Agreement”). The availability under this revolving line of credit was initially in the principal amount of $23.0 million. The funds available to TEC under this revolving line of credit facility are limited to the amount of the borrowing base established by the bank from time to time and are secured by TEC’s oil and gas properties. The revolving line of credit bears interest at either the bank’s base rate or LIBOR, plus a margin which varies with the ratio of TEC’s outstanding borrowings to a defined borrowing base. There are financial and non-financial covenants in TEC’s credit agreement with its bank, including working capital and debt service coverage ratio covenants, as well as covenants limiting TEC’s ability to incur additional debt other than trade debt. Pursuant to the terms of the revolving line of credit facility, TEC and the bank review TEC’s available reserves at least twice per year, or more often if either party so requests, and on this basis redetermines the borrowing base under the facility. If at any time the borrowing base is less than the amount of outstanding indebtedness, TEC is required to pledge additional collateral or prepay the excess.

See Platinum’s Definitive Proxy Statement filed with the SEC on October 17, 2007 in the section entitled “Tandem’s Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources - Financing” beginning on page 131 and such disclosure is incorporated herein by reference.

In connection with the Acquisition, TEC assigned its rights and obligations under the Credit Agreement to PER. An Assignment, Waiver and Third Amendment to Credit Agreement (the “Third Amendment”) was made and entered into effective as of October 26, 2007 among TEC, PER and the Lender. Pursuant to the Third Amendment, a new borrowing base was set at $5,000,000. All other material terms of the Credit Agreement remain unchanged.

All outstanding borrowings under the Credit Agreement were paid off at the closing of the Acquisition. Accordingly there are currently no outstanding borrowings under the Credit Agreement.

Upon the consummation of the Acquisition, the net proceeds of the trust account approximating $112,000,000 was applied as follows:

Retained for shareholders exercising rescission rights	$14,057,199
Payment of TEC indebtedness including interest	41,704,635
Shareholder Notes, including interest	1,125,606
Lance Duncan - finders fee	3,000,000
Transaction costs (legal, accounting, other)	1,704,101
61,591,541
Available cash to Platinum	50,408,459
Total	$112,000,000

Effective on November 1, 2007, we announced that the board of directors has established a plan in conformity with the provisions of Rules 10b5-1 to purchase up to 2,000,000 shares of Platinum common stock in open market transactions during the month of November, subject to the broker, volume, price and timing restrictions of Rule 10b-18 under the Securities Exchange Act of 1934. The Company will finance the share repurchase program with available cash. This plan constitutes the initial stage of the repurchase program approved by the board in November 2006 to repurchase shares of common stock in an amount up to $80 million. In the period from November 1 through November 8, 2007, we have purchased 484,950 shares of our common stock for a total purchase price of $ 3,676,799 (excluding commissions).

As part of our overall business strategy, we intend to continuously seek potential strategic acquisition and investment opportunities that complement our existing business.

Off-Balance Sheet Arrangements

As of September 30, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. As of September 30, 2007, we were not engaged in any substantive commercial business. Accordingly, as of September 30, 2007, we were not exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our IPO held in the trust fund have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

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

The Company, under the supervision of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2007. Based upon that evaluation, management, including our principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective in alerting it in a timely manner to information relating to the Company required to be disclosed in this report.

During the three months ended September 30, 2007, there have been no significant changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The following is an update of the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  There have otherwise been no material changes in our risk factors from the information provided in Item 1A. Risk Factors.

Since Tandem, TEC’s parent entity, was a publicly-traded shell corporation, our acquisition substantially all of the assets and liabilities of TEC may subject us to successor liability for the shell corporation’s known and unknown liabilities.

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

The risks and uncertainties involved in our Acquisition of substantially all of the assets and liabilities of TEC include that we may be deemed to be a successor to Tandem, TEC’s parent, and thus subject to the existing liabilities, including undisclosed liabilities, of the prior shell corporations arising out of the their prior business operations, financial activities and equity dealings. These risks and uncertainties are greater when a corporation is used as a shell vehicle more than once, such as Tandem. There is a risk of litigation by third parties or governmental investigations or proceedings. Some potential claims against Tandem that have been identified to date include the following:

• Tandem has been informed of a claim of ownership of 2.7 million shares of Tandem common stock. Such claim could result in a successor liability claim against Platinum. These shares are not included in the outstanding shares of Tandem.

• Messrs. Jack and Rex Chambers are the subjects of an Order of Permanent Injunction resulting from proceedings instituted against them in 1984 by the Securities and Exchange Commission. The Order enjoins Messrs. Chambers from, directly or indirectly, engaging in the sale or offer for sale of securities in the form of fractional undivided interests in oil or gas leases of Chambers Oil and Gas or any other security without a registration statement being in effect or an exemption from registration otherwise being available. To the extent a court were to conclude that the Acquisition constituted the sale of securities by Messrs. Chambers in violation of the Order of Permanent Injunction, Platinum potentially could be subject to a successor liability claim to the extent that any liability was imposed upon Tandem as a result.

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

• Tandem has been unsuccessful in its efforts to locate corporate records and other material agreements and documents relating to itself and its predecessors in name for periods prior to mid-March 2005. As a result, no assurance can be given that certain actions taken with respect to Tandem were authorized by the necessary corporate action on the part of Tandem’s board of directors and its shareholders. Further, no assurance can be given that additional shares had not been issued by Tandem’s predecessors in name and that therefore Tandem’s current capitalization is accurate. If theoretically all of 50,000,000 authorized shares of common stock of Pacific Medical Group (Tandem’s immediate predecessor in name) were issued and outstanding, there would be an additional 83,678 shares (post 1: 500 stock split) of Tandem common stock currently outstanding and Platinum could be subject to a successor liability claim for up to approximately $212,000 to the extent that the holders of the additional shares do not receive their full proportion of the Platinum Common Stock distributed to shareholders upon the liquidation and dissolution of Tandem. Platinum potentially also could be subject to substantially higher successor liability claims for other actions of the predecessors to Tandem’s current management that were not properly authorized and implemented, including any shares that Messrs. Ronald G. Williams or Lyle Mortensen may claim to have acquired in connection with the acquisition of Pacific Medical Group that were not disclosed to Tandem and thus not presently reflected in the shares currently outstanding.

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

We did not receive a legal opinion relating to Tandem’s capitalization or corporate actions in connection with the closing of the Acquisition. Given the uncertainty regarding Tandem’s prior corporate history, the lack of corporate documentation, claims of share ownership and other related concerns, Tandem’s legal counsel was unwilling to render such an opinion. Accordingly, we did not have a legal opinion to support the representations and warranties of Tandem contained in the Asset Acquisition Agreement regarding these matters.

Our stockholders may have securities law claims against us for rescission or damages.

In our IPO prospectus we disclosed that our directors and officers may purchase shares of Platinum common stock as part of the IPO or thereafter in the open market, although, at the time, they had no intention to do so. Such disclosure did not indicate the intent, purpose or effect of any such purchases, nor did it explicitly state that private purchases may be made. Braesridge Energy LLC, an affiliate of one of our officers and directors made open market and private purchases of our shares of common stock prior to the special meeting during a period when it was not aware of any material nonpublic information regarding Platinum. In connection with its private purchases, Braesridge took into consideration whether the prospective seller had indicated an intention to vote against the Acquisition. Braesridge voted all of such shares in favor of the Acquisition.

The purchases of common stock by Braesridge may have impacted the stockholder vote in favor of the Acquisition. In open market purchases, Braesridge may have purchased common stock from stockholders who (unknown to Braesridge) may have otherwise voted against the Acquisition. In private transactions with large block holders, Braesridge bought common stock from stockholders who may have intended to vote against the Acquisition. Further, these block holders may, together, have owned more than 20% of the outstanding shares of Platinum common stock issued in the IPO or 2,880,000 shares. Accordingly, such purchases made it more likely — but not assured - that: (i) a majority of shares were voted in favor of the Acquisition, and (ii) that the 20% threshold of stockholders that were necessary to have exercised their conversion rights in order to defeat the Acquisition and cause the liquidation of the Company would not have been reached.

To the extent a court was to find that the failure of our IPO prospectus to disclose the intent, purpose or effect of any such purchases constitutes a material omission for securities laws purposes, our stockholders may have securities law claims against us for rescission (under which a successful claimant would have the right to receive the total amount paid for his or her shares, plus interest and less any income earned on the shares, in exchange for surrender of the shares) or damages (compensation for loss on an investment caused by alleged material misrepresentations or omissions in the sale of the security). Such claims might entitle plaintiff stockholders to up to $8.00 per share of common stock, based on the initial offering price of the public units comprised of stock and warrants, less any amount received from the sale of the original warrants purchased with the stock and plus interest from the date of our IPO. A successful claimant for damages under federal or state law could be awarded an amount to compensate for the decrease in value of his or her shares caused by the alleged violation (including, possibly, punitive damages), together with interest, while retaining the shares.

We may not have provided sufficient notice to stockholders prior to the special stockholder meeting under Delaware General Corporation Law.

The Company believes that it has provided to its stockholders the sole requisite notice of its special meeting of stockholders held on October 26, 2007 under Delaware law in accordance with Section 222 of Delaware General Corporation Law. Section 271 of the Delaware General Corporation Law requires a corporation to obtain the approval of the holders of a majority of the outstanding stock of a corporation to sell, lease or exchange all or substantially all of its property and assets, at a meeting duly called upon 20 days notice. The determination of whether a transaction constitutes a sale of all or substantially all of the assets of a company so as to trigger Section 271 is highly factual. To the extent a court in litigation were to conclude that the Acquisition was deemed to be a sale, lease or exchange of all or substantially all of the property and assets of Platinum and therefore subject to Section 271 of the Delaware General Corporation Law, Platinum would not have provided sufficient notice prior to the special stockholders meeting. In that event, a stockholder could make a claim for damages.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLATINUM ENERGY RESOURCES, INC.

Date: November 14, 2007	By:	/s/ Barry Kostiner

Barry Kostiner Chief Executive Officer