Form 10-K
period 2007-12-31
PLATINUM ENERGY RESOURCES INC
filed 2008-04-01
CIK 1329605

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission file number: 000-51553

PLATINUM ENERGY RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	14-1928384
(State of incorporation)	(I.R.S. Employer Identification No.)

25 Phillips Parkway
Montvale, New Jersey 07645
(Address of principal executive offices, including zip code)

(845) 323-0434
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
Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer"  and  "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $93,756,525 based on the closing price as reported on the OTC Bulletin Board.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2008
Common Stock, $0.0001 par value per share	22,070,762 shares

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

None

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our, or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this prospectus to conform our prior statements to actual results.

PART I

Item 1.   Business.

Platinum Energy Resources, Inc. (which we refer to in this report as “we,” “us”,  “Platinum” or the “Company”) is an independent oil and gas exploration and production company. We have approximately 37,000 acres under lease in relatively long-lived fields with well-established production histories, 21,000 of which were acquired as part of the acquisition described below. Our properties are concentrated primarily in the Gulf Coast region in Texas, the Permian Basin in Texas and New Mexico and the Fort Worth Basin in Texas.

Our primary business strategy is to provide long-term growth in stockholder value by drilling, developing and exploiting our oil and gas properties. We are currently engaged in active drilling and workover programs in order to achieve this goal. Through a number of identifiable synergies, we believe that we are in a unique position to exploit our inventory of identified prospects more effectively and efficiently than many other small independent oil and gas exploration and production companies.

In addition to our exploitation strategy, we are continually evaluating potential low risk strategic acquisitions that we believe will complement our business plan. We believe there exists significant opportunities to exploit mature fields that may have substantial remaining reserves. As the major and large independent oil and gas companies continue to focus on more costly and risky international and offshore prospects, the smaller independents have a tremendous opportunity to take advantage of the significant reserves left behind. For a discussion of recent acquisitions, see “Growth Strategy” on page 5.

Our strategy also calls for the use of hedge financing to maximize profit and reduce risk resulting from volatile energy markets. We believe that there is a gap in value between oil and gas reserves and the price of energy commodities and that profit can be captured by buying oil and gas companies or reserves, and selling the underlying oil and gas commodity.

History of Platinum

Platinum was organized as a corporation under the laws of the State of Delaware on April 25, 2005. At that time, we were a blank check company formed with the purpose of effecting a business combination with an unidentified operating business in the global oil and gas exploration and production ("E&P") industry. Prior to the acquisition of all of the assets and assumption of substantially all of the liabilities of Tandem Energy Corporation, a Colorado Corporation (which we refer to in this report as “TEC”), we did not have any operations, other than conducting an initial public offering and seeking a business combination. From and after the consummation of the TEC acquisition on October 26, 2007, our operations have consisted of the acquired operations of TEC and the identification, acquisition and operation of other oil and gas properties and related businesses. See “Growth Strategy” on page 5 for a description of our recent acquisitions.

On October 28, 2005, we consummated an IPO of our equity securities, from which we received net proceeds of approximately $106,472,000. Of the net proceeds of the IPO, $105,408,000 were placed in a trust account. Under the terms of the IPO, we were required to complete a business combination in the E&P industry by October 28, 2007, or we would have been required to liquidate and return to our public shareholders a pro rata portion of the trust account into which the IPO proceeds were placed. The Platinum common stock, warrants to purchase common stock and units (each unit consisting of one share of common stock and one warrant to purchase one share of common stock) sold in the IPO are quoted on the OTCBB under the symbols PGRI for the common stock, PGRIW for the warrants and PGRIU for the units.

On October 4, 2006, Platinum, its wholly-owned subsidiary, Tandem Energy Corporation, a Delaware Corporation (formerly PER Acquisition Corp.) (which we refer to in this report as “New TEC”), and TEC entered into an acquisition agreement pursuant to which New TEC would acquire all of the assets and assume substantially all of the liabilities of TEC, including approximately $42 million of TEC’s debt, in exchange for the issuance of approximately 8 million shares of Platinum common stock. The TEC assets consisted primarily of leases covering approximately 21,000 acres in relatively long-lived oil fields with well-established production histories in the Gulf Coast region in Texas, the Permian Basin in Texas and New Mexico, and the Fort Worth Basin in Texas.

On October 26, 2007, Platinum consummated the TEC acquisition pursuant to the acquisition agreement. At the closing, our  wholly-owned subsidiary, New TEC, acquired all of the assets and assumed substantially all of the liabilities of TEC, including approximately $41.7 million of TEC’s debt, in exchange for the issuance of 7,692,308 shares of Platinum common stock. In addition, at the closing, Mark Nordlicht resigned as Chairman of the Board and as director and Tim G. Culp, formerly President and CEO of TEC, became our Chairman of the Board and a director on our board.

 At the closing of the acquisition, the net proceeds of the IPO that were placed in the trust account, including the interest thereon, were released to us and we used these funds to (i) retire approximately $41.7 million in indebtedness of TEC assumed in connection with the TEC acquisition, (ii) make payments in the aggregate amount of $14,057,199 to Platinum stockholders owning 1,802,205 shares of common stock who voted against the acquisition and exercised their rights to convert their shares into a pro rata portion of the trust account and (iii) pay the finder’s fee of $3.0 million to Mr. Lance Duncan, as well as other transaction-related expenses. We received approximately $50,650,000 at the time of closing. Subsequent to the closing, we repurchased 1,997,913 shares of Platinum common stock for a total purchase price of $15,661,464 (including commissions) pursuant to our previously announced share repurchase program and we have utilized an additional approximately $20,750,000 for certain acquisitions (See “Growth Strategy” on page 5). Our remaining funds are being, and will be, used for, among other things, additional acquisitions, working capital, capital expenditures associated with our assets and further repurchases of shares of our common stock.

TEC was dissolved by a merger with and into its sole shareholder, Tandem Energy Holdings, Inc., a Nevada corporation (which we refer to in this report as “Tandem”), effective March 11, 2008. Tandem was the surviving corporation in the merger and, as such, received the assets of TEC, consisting of the 7,692,308 shares of Platinum common stock received in the acquisition. Tandem will dissolve and distribute the 7,692,308 shares of Platinum common stock (its assets) to the Tandem shareholders in accordance with Nevada laws of corporate dissolution. We filed a registration statement on Form S-1 with the SEC on February 14, 2008 relating to the distribution of such shares by Tandem to its shareholders.

Business Strategy

Our primary business strategy is to provide long-term growth in stockholder value by drilling, developing and exploiting our acquired oil and gas properties. We are currently engaged in an active drilling and workover program in order to achieve this goal. Additionally, we have and will continue to identify strategic acquisitions that fit our current business model, which is directed toward the development of long lived reserves.

Through a number of identifiable synergies, we believe that we are in a unique position to exploit our inventory of identified prospects more effectively and efficiently than many other small independents.

•	Most of the value of our oil and gas leases is associated with properties that we operate. Having operations is key to our ability to execute a flexible business plan.

•
We have approximately 37,000 acres currently under lease. The vast majority of this acreage is held by production. As a result, these leases will remain in effect, by contract, until production ceases.

•	Our properties should afford us with numerous, as yet untapped, drilling opportunities such as infill drilling locations on most of our properties.

•
One of the major concerns in companies of our size is the availability of drilling rigs in the continental United States. To mitigate that concern, we own two drilling rigs capable of drilling in all of our operating areas, except for the Tomball Field in southeast Texas. We also own, as of December 2007, a well servicing company, Red Iron Tool, Inc., which operates three well servicing rigs. We can use these rigs to service our oil and gas properties, or we can lease the rigs to third party operators at competitive rates, thereby providing an additional source of cash flow for us.

•
In addition to the drilling opportunities, there appears to be significant upside in upgrading two existing fields currently under waterflood, by providing additional infrastructure and higher water injection capabilities. Waterflood refers to the injection of water into an oil reservoir to “push additional oil out of the reservoir rock and into the wellbores of producing wells. This is commonly referred to as secondary recovery process.

•
Our properties are located primarily in Texas and southeast New Mexico and are not confined to one geographic area. Therefore, catastrophic weather conditions in one area, such as the 2005 hurricanes along the Gulf Coast, are not likely to have a significant impact on our overall operating or financial condition.

•	We have assembled a talented team of technical and operationally adept professionals who are capable of executing our business plan.

Growth Strategy

In addition to our exploitation strategy, we are continually evaluating potential low risk strategic acquisitions that we believe will complement our business plan. We believe there exists significant opportunities to exploit mature fields that may have substantial remaining reserves. As the major, large independent oil and gas companies continue to focus on more costly and risky international and offshore prospects, the smaller independents have an opportunity to take advantage of the significant reserves left behind.

Recent Acquisitions

The following acquisitions made in 2007-2008 will impact our growth strategy during 2008:

•  In November 2007, we acquired a 12% working interest in the North Minnie Bock Field, a producing field in Nueces County, Texas for approximately $1.1 million.

• In December 2007, we acquired a 50% working interest in the La Rosa field for approximately $5.3 million. The La Rosa Field is a non-producing field of approximately 3,800 acres in Refugio County, Texas. The field contains previously drilled and abandoned wells. We believe, based on our due diligence, that the La Rosa field can yield substantial production through recompletions and new drilling.

• In December 2007, we acquired, out of bankruptcy court, oil and gas properties, including approximately 200 producing wells, located in Chavez, Lea and Eddy counties, New Mexico previously owned by Lothian Oil, Inc. for $6.9 million. These assets include over one million barrels of oil equivalent ("boe") of proved reserves. Approximately 55% of the reserves are proved developed. On the closing date, the production was approximately 140 boe per day, and one of the primary fields is adjacent to our Ballard Field in Eddy County.

• In December 2007 we acquired an additional 50% working interest in the Barnett Shale acreage within our Ball Field for approximately $920,000. This acquisition increased our net acreage position by 2,300 net acres and gave us a 100% working interest in the Barnett Shale. We plan to begin a horizontal development program in the Barnett Shale during 2008, which may include a 3-D seismic program.

• In December 2007, as part of a strategic attempt to secure readily available well servicing equipment, we purchased, for approximately $2.2 million, the outstanding stock of Red Iron Tool, Inc. ( Red Iron). As a result, Red Iron is now a wholly owned subsidiary of Platinum. Red Iron owns three pulling units and other service equipment near our Ira field in Scurry County, Texas. One of its rigs has been continuously servicing that field for the last six months. The other two have been used by other operators. Additionally, the former president of Red Iron, who is experienced in operations, drilling and well servicing in that area, will assist us in providing oversight of the Ira Field. We may continue to contract the rigs to third party operators when not in use on our properties.

• In January 2008, we acquired a 70% working interest in the Pleasanton field for approximately $5 million. The Pleasanton Field is a non-producing field of approximately 4,200 acres in Atascosa County, Texas. The field contains previously drilled and abandoned wells. We believe, based on our due diligence, that the Pleasanton field can yield substantial production through recompletions and new drilling.

• On March 18, 2008, Platinum, a wholly owned subsidiary of Platinum, PERMSub, Inc., Maverick Engineering, Inc. (“Maverick”) and Robert L. Kovar Services, LLC entered into an Agreement and Plan of Merger pursuant to which we will acquire Maverick, a provider of project management, engineering, procurement, and construction management services to both the public and private sectors, for a gross purchase price of $11 million, subject to a working capital purchase price adjustment, with $6 million paid at closing and the remaining $5 million to be paid over the next 6 years pursuant to non-interest bearing cash flow notes. The agreement requires us to repay the cash flow notes quarterly by paying to the noteholders pro rata 50% of the pre-tax net income, as defined in the merger agreement, generated by the Maverick business on a stand alone basis in the prior quarter. In the event the cash flow notes are not repaid in full after 5 years, or under certain other circumstances prior to such time, the cash flow notes will convert into one year fixed rate term notes bearing interest at “prime rate” as published in the Wall Street Journal plus 2% per annum on the date of such conversion. Established in 1993, Maverick has grown into a full-service engineering service company with 270 employees including a staff of 70 engineers, consultants, surveyors, scientists and planners. Maverick is based in South Texas with offices in Corpus Christi, Victoria, Harlingen and Houston. Upon consummation of an agreement to acquire Maverick, we intend to move our corporate headquarters to Maverick’s Houston office. Maverick’s organization is divided into four operational units: Oil & Gas, Industrial, Infrastructure and Surveying. Maverick’s services include consulting, project management, engineering, procurement, and construction management. Upon consummation of the transaction, Robert Kovar, the founder and CEO of Maverick, will join Platinum as Chief Operating Officer in addition to continuing as CEO of Maverick. Mr. Kovar’s responsibilities will include oversight of all operations, including engineering, drilling, and production. Mr. Kovar has considerable experience in managing drilling and development programs, midstream operations, compression, gas storage and optimization of mature fields. He has over 20 years of experience, including field management positions with the former Mobil Oil Corporation and operating oil field services and engineering companies. The acquisition is conditioned upon the receipt of Maverick stockholder approval and other customary closing conditions. The acquisition is expected to close at the beginning of April, but there can be no assurance that the acquisition will be consummated on the terms described. For additional information on the terms of the transaction, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” beginning on page 31.

Hedging Strategy

We believe that there is a gap in value between oil and gas reserves and the price of energy commodities and that profit can be captured by buying oil and gas companies or reserves, and selling the underlying oil and gas commodity. Following our consummation of the acquisition of the TEC assets, including its oil and gas reserves, our board of directors authorized our Chief Executive Officer to enter into hedging transactions in an attempt to capitalize on that gap. We believe that by using this strategy, we may be able to preserve profits and reduce risk. Specifically, we intend to hedge a significant portion of our proved reserves utilizing a mixture of calls, puts, forward contracts and other derivative instruments, in an attempt to lock in profits based on the existing gap between spot prices of oil and gas and the prices of various futures contracts. In December 2007 and January 2008, we purchased put options on the New York Mercantile Exchange (NYMEX) on a total of 410,000 barrels of crude oil in 2010 and 2011 at an average price of $80 per barrel. This is in addition to a $71 swap on 120,000 barrels in 2009 and a ceiling price of $67 on 150,000 barrels in 2008 which were previously executed.

Hedging is a strategy that can help a company to mitigate the volatility of oil and gas prices by limiting its losses if oil and gas prices decline; however, this strategy may also limit the potential gains that a company could realize if oil and gas prices increase. While we believe that engaging in such hedging transactions can be a successful strategy and is in the best interests of Platinum, we may be prevented from realizing the benefits of price increases above the levels of the hedges. Additionally, the larger the volume of production, the more effective a hedging strategy typically can be. While TEC has had a stable production history, our current and future production levels may not be sufficient to be able to employ a meaningful hedging strategy.

This strategy of hedging to lock in profits is a departure from the hedging methods used by TEC in the past, prior to our acquisition of the TEC assets. TEC had engaged in hedging transactions at the request of its lenders. TEC specifically entered into a number of “costless collars” which were used to attempt to protect Tandem and its creditors from exposure to lower oil and gas prices. In conjunction with those hedging transactions, TEC periodically incurred settlement losses associated with the ceiling component of such hedges when gas prices spiked in late 2005 and oil prices spiked in mid 2006. As a result of those positions, we have and may continue to periodically incur settlement losses associated with the ceiling component of such hedges as oil prices have increased during 2007. For the period from October 26, 2007 through December 31, 2007, we reported a $1.5 million net loss on derivatives.

Drilling, Exploration and Production Activities

Our exploration efforts are focused on discovering new reserves by drilling and completing wells under our existing leases (that is, those we acquired in the TEC acquisition and thereafter), as well as leases we may acquire in the future. The investment associated with drilling a well and future development of our leasehold acreage depends principally upon whether any problems are encountered in drilling the wells, whether the wells, in the case of gas wells, can be timely connected to existing infrastructure or will require additional investment in infrastructure, and, if applicable, the amount of water encountered in the wells.

Title to Properties

We believe that the title to our leasehold properties is good and defensible in accordance with standards generally acceptable in the oil and gas industry, subject to exceptions that are not so material as to detract substantially from the use of the properties. Our leasehold properties are subject to royalty, overriding royalty and other outstanding interests customary in the industry. The properties may be subject to burdens such as liens incident to operating agreements and taxes, development obligations under oil and gas leases, and other encumbrances, easements and restrictions. We do not believe any of these burdens will materially interfere with our use of these properties. For a description of our oil and gas leasehold properties, see “Properties - Current oil and Gas Activities”.

As is customary in the oil and gas industry, only a preliminary title examination is conducted at the time properties believed to be suitable for drilling operations are acquired. We rely upon oil and gas landmen to conduct the title examination. We intend to perform necessary curative work with respect to any significant defects in title prior to proceeding with drilling operations.

Competition

The oil and natural gas business is highly competitive. We compete with private and public companies in all facets of the oil and gas business, including suppliers of energy and fuel to industrial, commercial and individual customers. Numerous independent oil and gas companies, oil and gas syndicates and major oil and gas companies actively seek out and bid for oil and gas prospects and properties as well as for the services of third-party providers, such as drilling companies, upon which we rely. Many of these companies not only explore for, produce and market oil and gas, but also carry out refining operations and market the resultant products on a worldwide basis. A substantial number of our competitors have longer operating histories and substantially greater financial and personnel resources than us.

Competitive conditions may be substantially affected by various forms of energy legislation and regulation considered from time to time by the government of the United States and the states in which we have operations, as well as factors that we cannot control, including international political conditions, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources. Intense competition occurs with respect to marketing, particularly of natural gas.

Regulatory Matters

General. The availability of a ready market for oil and gas production depends upon numerous factors beyond our control. These factors include local, state, federal and international regulation of oil and gas production and transportation, as well as regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or proration unit, the amount of oil and gas available for sale, the availability of adequate pipeline and other transportation and processing facilities, and the marketing of competitive fuels. For example, in the case of gas wells, a productive well may be “shut-in” because of an over-supply of gas or lack of an available pipeline in the areas in which we may conduct operations. State and federal regulations are generally intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir, and control contamination of the environment. Pipelines and gas plants are also subject to the jurisdiction of various federal, state and local agencies that may affect the rates at which they are able to process or transport gas from our properties.

Applicable legislation is under constant review for amendment or expansion. These efforts frequently result in an increase in the regulatory burden on companies in the oil and gas industry and a consequent increase in the cost of doing business and decrease in profitability. Numerous federal and state departments and agencies issue rules and regulations imposing additional burdens on the oil and gas industry that are often costly to comply with and carry substantial penalties for non-compliance. Our production operations may be affected by changing tax and other laws relating to the petroleum industry, constantly changing administrative regulations and possible interruptions or termination by government authorities.

Sales of Oil and Natural Gas. Sales of any oil that we produce will be affected by the availability, terms and costs of transportation. The rates, terms and conditions applicable to the interstate transportation of oil by pipelines are regulated by the Federal Energy Regulatory Commission (“FERC”) under the Interstate Commerce Act. FERC has implemented a simplified and generally applicable ratemaking methodology for interstate oil pipelines to fulfill the requirements of Title VIII of the Energy Policy Act of 1992 comprised of an indexing system to establish ceilings on interstate oil pipeline rates. FERC has announced several important transportation-related policy statements and rule changes, including a statement of policy and final rule issued February 25, 2000, concerning alternatives to its traditional cost-of-serve rate-making methodology to establish the rates interstate pipelines may charge for their services. The final rule revises FERC’s pricing policy and current regulatory framework to improve the efficiency of the market and further enhance competition in natural gas markets.

Sales of any natural gas that we produce will be affected by the availability, terms and costs of transportation. The rates, terms and conditions applicable to the interstate transportation of gas by pipelines are regulated by FERC under the Natural Gas Acts, as well as under Section 311 of the Natural Gas Policy Act. Since 1985, the FERC has implemented regulations intended to increase competition within the gas industry by making gas transportation more accessible to gas buyers and sellers on an open-access, non-discriminatory basis.

Pipelines. Pipelines that we use to gather and transport our oil and gas are subject to regulation by the Department of Transportation (“DOT”) under the Hazardous Liquids Pipeline Safety Act of 1979, as amended (“HLPSA”), relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. The HLPSA requires pipeline operators to comply with regulations issued pursuant to HLPSA designed to permit access to and allowing copying of records and to make certain reports and provide information as required by the Secretary of Transportation.

State Restrictions. State regulatory authorities have established rules and regulations requiring permits for drilling operations, drilling bonds and reports concerning operations. Many states have statutes and regulations governing various environmental and conservation matters, including the unitization or pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells, and restricting production to the market demand for oil and gas. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from our properties.

Most states impose a production or severance tax with respect to the production and sale of crude oil, natural gas and natural gas liquids within their respective jurisdictions. State production taxes are generally applied as a percentage of production or sales. In addition, in the event we conduct operations on federal or state oil and gas leases, such operations must comply with numerous regulatory restrictions, including various nondiscrimination statutes, royalty and related valuation requirements, and certain of such operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management or the Minerals Management Service or other appropriate federal or state agencies.

Other. Oil and gas rights may be held by individuals and corporations, and, in certain circumstances, by governments having jurisdiction over the area in which such rights are located. As a general rule, parties holding such rights grant licenses or leases to third parties, such as us, to facilitate the exploration and development of these rights. The terms of the licenses and leases are generally established to require timely development. Notwithstanding the ownership of oil and gas rights, the government of the jurisdiction in which the rights are located generally retains authority over the manner of development of those rights.

Environmental Matters

General. Our activities are subject to local, state and federal laws and regulations governing environmental quality and pollution control in the United States. The exploration, drilling and production from wells, natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing natural gas and other products, are subject to stringent environmental regulation by state and federal authorities, including the Environmental Protection Agency (“EPA”). Such regulation can increase our cost of planning, designing, installing and operating such facilities.

Significant fines and penalties may be imposed for the failure to comply with environmental laws and regulations. Some environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, such as oil and gas related products.

Waste Disposal. We may generate wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. The EPA has limited the disposal options for certain wastes that are designated as hazardous under RCRA (“Hazardous Wastes”). Furthermore, it is possible that certain wastes generated by our oil and gas operations that are currently exempt from treatment as Hazardous Wastes may in the future be designated as Hazardous Wastes, and therefore be subject to more rigorous and costly operating and disposal requirements.

CERCLA. The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, generally imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances (“ Hazardous Substances”). These classes of persons or so-called potentially responsible parties include the current and certain past owners and operators of a facility where there is or has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take action in response to threats to the public health or the environment and to seek to recover from the potentially responsible parties the costs of such action. Although CERCLA generally exempts petroleum from the definition of Hazardous Substances, we may have generated and may generate wastes that fall within CERCLA’s definition of Hazardous Substances.

Air Emissions. Our operations may be subject to local, state and federal regulations for the control of emissions of air pollution. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements, including additional permits. Producing wells may generate volatile organic compounds and nitrogen oxides. If ozone problems are not resolved by the deadlines imposed by the federal Clean Air Act, or on schedule to meet the standards, even more restrictive requirements may be imposed, including financial penalties based upon the quantity of ozone producing emissions. If we fail to comply strictly with applicable air pollution regulations or permits, we may be subject to monetary fines and be required to correct any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources.

We believe that we are in substantial compliance with current applicable environmental laws and regulations and that, absent the occurrence of an extraordinary event, compliance with existing local, state, federal and international laws, rules and regulations governing the release of materials in the environment or otherwise relating to the protection of the environment will not have a material effect upon our business, financial condition or results of operations.

Employees and Consultants

We have approximately 50 employees, including Barry Kostiner, our Chief Executive Officer, and Tim G. Culp, our Chairman of the Board, William Glass, our President, James H. Dorman, our Executive Vice Resident, Jim L. Troxel, our Executive Vice President and Michael G. Cunningham, Senior Vice President and Chief Financial Officer of our wholly-owned subsidiary, New TEC. We also utilize the services of several consultants who provide, among other things, technical support and accounting services.

Item 1A. Risk Factors.

We are subject to a high degree of risk. You should consider the risks described below carefully and all of the information contained in this report. If any of these risks, as well as other risks and uncertainties that are not currently known to us or that we currently believe are not material, actually occur, our business, financial condition and results of operations may suffer significantly.

Since Tandem, TEC’s parent entity, was a publicly-traded shell corporation, our acquisition of all of the assets and substantially all liabilities of TEC may subject us to successor liability for the shell corporation’s known and unknown liabilities.

On October 26, 2007, Platinum, through its wholly owned subsidiary, New TEC, acquired substantially all of the assets and assumed substantially all of the liabilities of TEC, including approximately $41.7 million of TEC's debt, in exchange for the issuance of 7,692,308 shares of Platinum common stock. Prior to the acquisition, TEC was the wholly owned subsidiary of Tandem.

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

The risks and uncertainties that were involved in the TEC acquisition include that we may be deemed to be a successor to Tandem, TEC’s parent, and thus subject to the existing liabilities, including undisclosed liabilities, of the prior shell corporations arising out of the their prior business operations, financial activities and equity dealings. These risks and uncertainties are generally greater when a corporation is used as a shell vehicle more than once, such as Tandem. There is a risk of litigation by third parties or governmental investigations or proceedings. Some potential claims against Tandem that have been identified to date include the following:

•
Tandem has been informed of a claim of ownership of 2.7 million shares of Tandem common stock. Such claim could result in a successor liability claim against Platinum. These shares are not included in the outstanding shares of Tandem.

•
Messrs. Jack and Rex Chambers, former members of Tandem management and significant shareholders of Tandem, are the subjects of an Order of Permanent Injunction resulting from proceedings instituted against them in 1984 by the Securities and Exchange Commission. The Order enjoins Messrs. Chambers from, directly or indirectly, engaging in the sale or offer for sale of securities in the form of fractional undivided interests in oil or gas leases of Chambers Oil and Gas or any other security without a registration statement being in effect or an exemption from registration otherwise being available. To the extent a court were to conclude that the TEC acquisition constitutes the sale of securities by Messrs. Chambers in violation of the Order of Permanent Injunction, Platinum potentially could be subject to a successor liability claim to the extent that any liability was imposed upon Tandem as a result.

•
Lance Duncan is a former director and officer of Tandem who entered into a consulting agreement with Platinum in October 2006. Mr. Duncan played a key role in connection with the acquisition by Tandem of the stock of TEC and the assets of Shamrock Energy Corporation, a Texas corporation. It is possible that a court could determine that Mr. Duncan acted as an unlicensed broker-dealer in connection with such transactions. In that event, Platinum potentially could be subject to a successor liability claim to the extent that any liability was imposed upon Tandem as a result.

•
Tandem has been unsuccessful in its efforts to locate corporate records and other material agreements and documents relating to itself and its predecessors in name for periods prior to mid-March 2005. As a result, no assurance can be given that certain actions taken with respect to Tandem were authorized by the necessary corporate action on the part of Tandem’s board of directors and its shareholders. Further, no assurance can be given that additional shares had not been issued by Tandem’s predecessors in name and that therefore Tandem’s current capitalization is accurate. If theoretically all of the 50,000,000 authorized shares of common stock of Pacific Medical Group (Tandem’s immediate predecessor in name) were issued and outstanding, there would be an additional 83,678 shares (post 1:500 stock split) of Tandem common stock currently outstanding and Platinum could be subject to a successor liability claim for up to approximately $212,000 to the extent that the holders of the additional shares do not receive their full proportion of the Platinum common stock distributed to shareholders upon the liquidation and dissolution of Tandem. Platinum potentially also could be subject to substantially higher successor liability claims for other actions of the predecessors to Tandem’s current management that were not properly authorized and implemented, including any shares that Messrs. Ronald G. Williams or Lyle Mortensen may claim to have acquired in connection with the acquisition of Pacific Medical Group that were not disclosed to Tandem and thus not presently reflected in the shares currently outstanding.

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

We did not receive a legal opinion relating to Tandem’s capitalization or corporate actions in connection with the closing of the TEC acquisition. Given the uncertainty regarding Tandem’ s prior corporate history, the lack of corporate documentation, claims of share ownership and other related concerns, Tandem’s legal counsel was unwilling to render such an opinion. Accordingly, we did not have a legal opinion to support the representation and warranties of Tandem contained in the TEC acquisition agreement regarding these matters.

The volatility of oil and natural gas prices due to factors beyond our control greatly affects our profitability.

Our revenues, operating results, profitability, future rate of growth and the carrying value of our oil and natural gas properties depend primarily upon the prevailing prices for oil and natural gas. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Any significant decline in the price of oil and natural gas or any other unfavorable market conditions could have a material adverse effect on our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves, and may result in write downs of our investments as a result of our use of the full cost accounting method.

Prices for natural gas and crude oil fluctuate widely. These fluctuations in oil and natural gas prices may result from relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and other factors that are beyond our control, including:

•	worldwide and domestic supplies of oil and natural gas;

•	weather conditions;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the availability of drilling rigs and completion equipment;

•	the proximity to, and capacity of transportation facilities;

•	the price and level of foreign imports;

•	the nature and extent of domestic and foreign governmental regulation and taxation;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	worldwide economic and political conditions;

•	the effect of worldwide energy conservation measures;

•	political instability or armed conflict in oil-producing regions; and

•	the overall economic environment.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce revenue, but could reduce the amount of oil and natural gas that we can produce economically and, as a result, could have a material adverse effect on our financial condition, results of operations and reserves.

Hedging activities may prevent us from benefiting from price increases and may expose us to other risks.

Hedging is a strategy that can help a company to mitigate the volatility of oil and gas prices by limiting its losses if oil and gas prices decline; however, this strategy may also limit the potential gains that a company could realize if oil and gas prices increase. From time to time, we use derivative instruments (primarily collars and price swaps) to hedge the impact of market fluctuations on natural gas and crude oil prices and net income and cash flow. To the extent that we engage in hedging activities, we may be prevented from realizing the benefits of price increases above the levels of the hedges. Hedging activities are subject to risks associated with differences in prices at different locations, particularly where transportation constraints restrict a producer’s ability to deliver oil and gas volumes to the delivery point to which the hedging transaction is indexed. Additionally, hedging strategies are normally more effective with companies with a certain volume of production, and our current oil production levels may not be sufficient to be able to employ a meaningful hedging strategy. When we acquired the TEC assets, there were some open commodity derivatives. In its financial statements, Tandem did not designate any of its currently open commodity derivatives as cash flow hedges; therefore, all changes in the fair value of these contracts prior to maturity, plus any realized gains or losses at maturity, are recorded as other income (expense) in Tandem’s statements of operations. Certain “costless collars” executed in June 2005 were employed to protect Tandem and its creditors from exposure to lower oil and gas prices. However, in conjunction with that protection, Tandem periodically incurred settlement losses associated with the ceiling component of such hedges when gas prices spiked in late 2005 and oil prices spiked in mid 2006. As a result of those positions, we have and may continue to periodically incur settlement losses associated with the ceiling component of such hedges as oil prices have increased during 2007. For the period from October 26, 2007 through December 31, 2007, we reported a $1.5 million net loss on derivatives.

Our ability to sell crude oil and natural gas production could be materially harmed by failure to obtain adequate services such as transportation and processing.

The sale of crude oil and natural gas production depends on a number of factors beyond our control, including the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities. Any significant change in market factors affecting these infrastructure facilities or our failure to obtain these services on acceptable terms could materially harm our business. We deliver crude oil and natural gas through gathering systems and pipelines that we do not own. These facilities may be temporarily unavailable due to market conditions or mechanical reasons or may become unavailable in the future.

Our proved reserves will generally decline as reserves are produced and as such, success will depend on acquiring or finding additional reserves.

Our future success depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable. According to reports of proved reserves prepared as of December 31, 2007 by Williamson Petroleum Consultants, independent petroleum engineers, and by our own engineers, our proved reserves will decline at a rate of 18% per year as reserves are produced and, except to the extent that we conduct successful exploration or development activities or acquire properties containing proved reserves, or both, such reserves will continue to decline. To increase reserves and production, we must commence drilling, workover or acquisition activities. There can be no assurance, however, that we will have sufficient resources to undertake these actions, that our drilling and workover projects or other replacement activities will result in significant additional reserves or that we will have success drilling productive wells at low finding and development costs. Furthermore, although our revenues may increase if prevailing oil and natural gas prices increase significantly, our finding costs for additional reserves may also increase.

 Approximately 63% of our proved reserves are classified as proved undeveloped.

Approximately 63% of our reserves are classified as proved undeveloped reserves. The future development of these undeveloped reserves into proved developed reserves is highly dependent upon our ability to fund estimated total capital development cost of approximately $54.7 million, of which $19.4, $24.7 million and $10.6 million are expected to be incurred in 2008, 2009 and 2010, respectively. If such development costs are not incurred or are substantially reduced, our proved undeveloped and total proved reserves could be substantially reduced. The reduction in such reserves could have a materially negative impact on our ability to produce profitable future operations. The successful conversion of these proved undeveloped reserves into proved developed reserves is dependent upon the following:

•
The funding of the estimated proved undeveloped capital development costs is highly dependent upon our ability to generate sufficient working capital through operating cash flows, and our ability to borrow funds and/or raise equity capital.

•
Our ability to generate sufficient operating cash flows is highly dependent upon successful and profitable future operations and cash flows which could be negatively impacted by fluctuating oil and gas prices and increased operating costs. No assurance can be given that we will have successful and profitable future operations and positive future cash flows.

•
Our ability to borrow funds in the future is dependent upon the terms of future loan agreements, borrowing base calculations and other lending and operating conditions. No assurance can be given that we will be able to secure future borrowings at competitive borrowing rates and conditions, if at all.

•
Our ability to secure equity funding is dependent upon a number of factors, including our profitable operations and cash flows, capital market conditions and general economic conditions. No assurance can be given that we will be able to secure adequate equity funding.

•
Our ability to secure related oilfield equipment and services on a timely and competitive basis. Presently, there is great demand for and often extensive delays in securing oilfield equipment and services at any price. No assurance can be given that the requisite oilfield equipment and services can be secured in a timely and competitive manner.

•
Projections for proved undeveloped reserves are largely based on their analogy to similar producing properties and to volumetric calculations. Reserves projections based on analogy are subject to change due to subsequent changes in the analogous properties. Volumetric calculations are often based upon limited log and/or core analysis data and incomplete reservoir fluid and formation rock data. Since these limited data must frequently be extrapolated over an assumed drainage area, subsequent production performance trends or material balance calculations may cause the need for significant revisions to the estimates of reserves.

Estimates of oil and natural gas depend on many assumptions that may vary substantially from actual production.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of expenditures, including many factors beyond our control. The reserve information relating to proved reserves set forth in this report represents only estimates based on reports of proved reserves prepared as of December 31, 2007 by Williamson Petroleum Consultants, independent petroleum engineers, and by our own engineers. Williamson Petroleum Consultants was not engaged to evaluate and prepare reports relating to the probable reserves on our properties and interests as these are more uncertain than evaluations of proved reserves. Petroleum engineering is not an exact science. Information relating to our proved oil and natural gas reserves is based upon engineering estimates. Estimating quantities of proved crude oil and natural gas reserves is a complex process. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions or changes of conditions could cause the quantities of our reserves to be overstated.

To prepare estimates of economically recoverable crude oil and natural gas reserves and future net cash flows, engineers analyze many variable factors, such as historical production from the area compared with production rates from other producing areas. It is also necessary to analyze available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. The process also involves economic assumptions relating to commodity prices, production costs, severance and excise taxes, capital expenditures and workover and remedial costs. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variations may be material.

  Our operations entail inherent casualty risks which may not be covered by adequate insurance.

We must continually acquire, explore and develop new oil and natural gas reserves to replace those produced and sold. Our hydrocarbon reserves and revenues will decline if we are not successful in our drilling, acquisition or exploration activities. We hope to maintain our reserve base primarily through successful exploration and production operations, but we may not be successful in this regard. Casualty risks and other operating risks could cause reserves and revenues to decline.

Our operations are subject to inherent casualty risks such as fires, blowouts, cratering and explosions. Other risks include pollution, the uncontrollable flows of oil, natural gas, brine or well fluids. These risks may result in injury or loss of life, suspension of operations, environmental damage or property and equipment damage, all of which would cause us to experience substantial financial loss.

Our drilling operations involve risks from high pressures and from mechanical difficulties such as stuck pipes, collapsed casings and separated cables. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks. There can be no assurance that any insurance will be adequate to cover any losses or liabilities. We cannot predict the continued availability of insurance, or its availability at premium levels that justify its purchase. In addition, we may be liable for environmental damages caused by previous owners of properties that we purchased, which liabilities would not be covered by our insurance. We are currently unaware of any material liability we may have for environmental damages caused by previous owners of properties purchased by us.

Many of our wells produce at very low production rates while producing waste water many times that rate.

Many of our wells produce at production rates as low as one Boe per day and produce waste water at many times the rate of production. Even a modest decrease in oil and gas prices may render these wells uneconomic to produce, when compared to wells which produce at higher rates. Consequently, these uneconomic wells could cause a downward revision in our oil and gas reserves.

Our operations also entail significant operating risks.

Our drilling activities involve risks, such as drilling non-productive wells or dry holes, which are beyond our control. The cost of drilling and operating wells and of installing production facilities and pipelines is uncertain. Cost overruns are common risks that often make a project uneconomical. The decision to purchase and to exploit a property depends on the evaluations made by reserve engineers, the results of which are often inconclusive or subject to multiple interpretations. We may also decide to reduce or cease its drilling operations due to title problems, weather conditions, noncompliance with governmental requirements or shortages and delays in the delivery or availability of equipment or fabrication yards.

Our future operating results could be negatively impacted by increases in costs from third party service providers.

Our future operating results are dependent upon our ability to secure competitive and timely third party oilfield services. Generally, the demand for and cost of oilfield services is directly related to oil and gas commodity prices and the number of skilled oilfield laborers in the area. Presently, in our area of operations, there are a limited number of third party services providers, a limited amount of oilfield service equipment, and a limited number of skilled oilfield laborers. In addition, many third party service providers are committed to providing oilfield services to entities that have much greater financial resources and oilfield demand than our company. These conditions could significantly increase our cost of third party services and have a negative impact on our ability to secure oilfield services on a timely basis. No assurance can be given that our future operations will not be further negatively impacted by our inability to secure third party services at competitive prices.

Our operations are subject to various governmental regulations that require compliance that can be burdensome and expensive.

Our oil and natural gas operations are subject to extensive federal, state and local governmental regulations that may be changed from time to time in response to economic and political conditions. Matters subject to regulation relate to the general population’s health and safety and are associated with compliance and permitting obligations including regulations related to discharge from drilling operations, use, storage, handling, emission and disposal, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity to conserve supplies of oil and natural gas. In addition, the production, handling, storage, transportation and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations are subject to regulation under federal, state and local laws and regulations primarily relating to protection of human health and the environment. These laws and regulations have continually imposed increasingly strict requirements for water and air pollution control and solid waste management, and compliance with these laws may cause delays in the additional drilling and development of our properties. Significant expenditures may be required to comply with governmental laws and regulations applicable to us. We believe the trend of more expansive and stricter environmental legislation and regulations will continue. While, historically, TEC did not experience any material adverse effect from regulatory delays, there can be no assurance that such delays will not occur for us in the future.

Our method of accounting for investments in oil and natural gas properties may result in impairment of asset value, which could affect our stockholder equity and net profit or loss.

We follow the full cost method of accounting for our crude oil and natural gas properties. Under this method, all direct costs and certain directly related internal costs associated with acquisition of properties and successful, as well as unsuccessful, exploration and development activities are capitalized. Depreciation, depletion and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved developed reserves. Net capitalized costs of crude and natural gas properties, as adjusted for asset retirement obligations, net of salvage value, are limited, by country, to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated prices discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. Excess costs are charged to proved property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances.

Properties that we acquire may not produce as projected, and we may be unable to identify liabilities associated with the properties or obtain protection from sellers against them.

As part of our business strategy, we continually seek acquisitions of oil and gas properties. The successful acquisition of oil and natural gas properties requires assessment of many factors, which are inherently inexact and may be inaccurate, including the following:

•	future oil and natural gas prices;

•	the amount of recoverable reserves;

•	future operating costs;

•	future development costs;

•	failure of titles to properties;

•	costs and timing of plugging and abandoning wells; and

•	potential environmental and other liabilities.

Our assessment will not necessarily reveal all existing or potential problems, nor will it permit us to become familiar enough with the properties to assess fully their capabilities and deficiencies. With respect to properties on which there is current production, we may not inspect every well location, every potential well location, or pipeline in the course of our due diligence. Inspections may not reveal structural and environmental problems such as pipeline corrosion or groundwater contamination. We may not be able to obtain or recover on contractual indemnities from the seller for liabilities that it created. We may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with our expectations.

 Changes in technology may render our products or services obsolete.

The oil and gas E&P industry is substantially affected by rapid and significant changes in technology. These changes may render certain existing energy sources, such as oil and gas, and certain services and technologies currently used obsolete. We cannot assure you that the technologies we use or rely upon will not be subject to such obsolescence. While we may attempt to adapt and apply the services we provide to newer technologies, we cannot assure you that we will have sufficient resources to fund these changes or that these changes will ultimately prove successful.

Oil and gas drilling and producing operations can be hazardous and may expose us to environmental liabilities.

Our oil and gas operations will subject us to many risks, including well blowouts, cratering and explosions, pipe failure, fires, formations with abnormal pressures, uncontrollable flows of oil, natural gas, brine or well fluids, and other environmental hazards and risks. If any of these risks occur, we could sustain substantial losses as a result of:

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

We depend on key personnel to execute our business plans.

The loss of any key executives or any other key personnel could have a material adverse effect on our operations. We depend on the efforts and skill of our key executives and personnel. Moreover, as we continue to grow our asset base and the scope of our operations, future profitability will depend on our ability to attract and retain qualified personnel. Mr. Tim Culp, our new Chairman of the Board, was TEC’s President and Chief Executive Officer prior to the consummation of the acquisition. Upon consummation of our recent agreement to acquire Maverick (of which there can be no assurance), Maverick’s founder and Chief Executive Officer will join us as our Chief Operating Officer. We cannot predict the effect that any change in management might have on our operations.

Terrorist activities and military and other actions could adversely affect our business.

Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as the military or other actions taken in response to these acts, cause instability in the global financial and energy markets. The United States government has issued public warnings that indicate that energy assets might be specific targets of terrorist organizations. These actions could adversely affect us, in unpredictable ways, including the disruption of fuel supplies and markets, increased volatility in crude oil and natural gas prices, or the possibility that the infrastructure on which we rely could be a direct target or an indirect casualty of an act of terror.

Our officers and directors are now and may in the future become affiliated with entities engaged in business activities similar to ours and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our Chief Executive Officer and certain of our directors are engaged in other business endeavors and certain members of management are, and will likely in the future become, affiliated with entities engaged in the oil and gas E&P industry or other business activities similar to those of Platinum. For example, Mr. Barry Kostiner, our Chief Executive Officer and a director of Platinum, and Mr. Jim Dorman, our executive vice president, have equity interests in KD Resources, LLC, a privately-owned Delaware limited liability company that purchased certain oil and gas properties in Texas in May 2007. Mr. Dorman’s son, Mr. James T. Dorman is the chief executive officer of KD Resouces, LLC. In addition, Mr. Kostiner is a 28% owner of Braesridge Energy LLC, which invests in energy companies, including ours. Mr. Kostiner was the manager of Braesridge Energy LLC until his resignation from such position on February 14, 2008. As of the date of this report, Braesridge owns approximately 3.5 million shares, or about 15.6%, of our outstanding common stock, plus presently exercisable warrants to purchase an additional approximately 5.0 million shares of common stock.

In the course of their current and/or future activities, our officers and directors may become aware of business or investment opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may become affiliated. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

As a result of multiple business affiliations, our Chief Executive Officer and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board of directors evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor. For a description of management’s current affiliations, see “Certain Relationships and Related Transactions and Director Independence.”

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The properties in which we have an interest consist of: our principal executive offices; the principal executive office of our wholly-owned subsidiary, New TEC, through which our business operations are presently conducted; and our oil and gas properties on which we conduct, through New TEC, our exploration, development and production activities.

Principal Executive Offices

Platinum’s principal executive offices are located at 25 Philips Parkway, Montvale, New Jersey 07645. We rent this space for $825 per month. Following consummation of our acquisition of Maverick (of which no assurance can be given), we intend to move our corporate headquarters to Maverick’s Houston office. New TEC’s principal executive offices are located at 200 N. Loraine, Suite 400, Midland, Texas. We rent this office space for approximately $11,000 per month. We believe those offices will be adequate to support our operations for the foreseeable future.

Current Oil and Gas Activities

Tomball Field. We own an interest in, and are operator of, oil and natural gas properties in the Tomball Field, which is located in Harris County, Texas, and is approximately 30 miles northwest of Houston, Texas. The Tomball Field contains multiple productive formations ranging in depth from 1,000 to 9,000 feet, including the Yegua, Cockfield, and Wilcox. Current operations consist of 18 producing wells and 6 water disposal wells. At December 31, 2007, we held 7,000 acres and had an inventory of 3 proved undeveloped locations in the Tomball Field. We own a 100% working interest and net revenue interests ranging from 84.5% to 87.5%. TEC began operating the Tomball field in 1996, but it has been producing continuously since 1930. The daily net production from the field for the nine months ended September 30, 2007 averaged 221 Bbls of oil and 742 Mcf of gas per day. The field is also producing approximately 19,000 Bbls of water per day.

Ira Field. We own an interest in, and are operator of, an oil production unit in the Ira Field, which is located in Scurry County, Texas, and is approximately 75 miles northeast of Midland, Texas. The Ira Field production is from the San Andres formation at approximately 1,800 feet. Current operations consist of 150 producing wells and 75 water injection wells. At December 31, 2007, we held 3,600 acres and had an inventory of 76 proved undeveloped locations in the Ira Field. We own an 88% working interest and 72% net revenue interest. TEC, through it predecessor in interest, began operating the IRA Field in 2004, but it has been producing continuously since 1955. The daily net production from the field for the nine months ended September 30, 2007 averaged 126 Bbls of oil per day. The field is also producing approximately 3,000 Bbls of water per day.

Ball Field. We own an interest in, and are operator of, oil and natural gas properties in the Ball Field, which is located in Palo Pinto County, Texas, and is approximately 75 miles west of Fort Worth, Texas. The Ball Field contains multiple productive formations ranging in depth from 3,000 to 3,800 feet, including the Big Saline, Duffer, and Barnett Shale. Current operations consist of 17 producing wells and 1 water disposal well. At December 31, 2007, we held 4,900 acres and had an inventory of 29 proved undeveloped locations in the Ball Field. We own working interests ranging from 50% to 100%, and net revenue interests ranging from 40.3% to 87.5%. TEC began operating the Ball Field in 1993, but it has been producing continuously since 1930. The daily net production from the field for the nine months ended September 30, 2007 averaged 1 Bbls of oil and 520 Mcf of gas per day. The field is also producing approximately 450 Bbls of water per day.   On December 28, 2007 we acquired an additional 50% working interest in the Barnett Shale acreage for approximately $920,000. This acquisition increased our net acreage position by 2,300 net acres and gave us a 100% working interest in the Barnett. We plan to begin a horizontal development program in the Barnett Shale during 2008, which may include a 3-D seismic program.

Ballard Field. We own an interest in, and are operator of, an oil production unit in the Ballard Field, which is located in Eddy County, New Mexico, and is approximately 150 miles northwest of Midland, Texas. The Ballard Field contains multiple productive formations ranging in depth from 2,000 to 3,000 feet, including the Yates, Grayburg, and San Andres. Current operations consist of 40 producing wells and 26 water injection wells. At December 31, 2007, we held 3,000 acres and had an inventory of 36 proved undeveloped locations in the Ballard Field. We own an 86% working interest and 78.7% net revenue interest. TEC, through its predecessor in interest, began operating the Ballard Field in 2004, but it has been producing continuously since 1965. The daily net production from the field for the nine months ended September 30, 2007 averaged 80 Bbls of oil per day. The field is also producing approximately 1,300 Bbls of water per day.

USM Field. We own an interest in, and are operator of, oil and natural gas properties in the USM Field, which is located in Pecos County, Texas, and is approximately 120 miles southwest of Midland, Texas. The USM Field production is from the Yates and Queen formations at approximately 3,200 feet. Current operations consist of 50 producing wells and 4 water disposal wells. At December 31, 2007, we held 3,000 acres and had an inventory of 54 proved development locations in the USM Field. We own working interests ranging from 90% to 100%, and net revenue interests ranging from 79.3% to 89.6%. TEC, through its predecessor in interest, began operating the USM Field in 2004, but it has been producing continuously since 1985. The daily net production from the field for the nine months ended September 30, 2007 averaged 39 Bbls of oil and 76 Mcf per day. The field is also producing approximately 300 Bbls of water per day.

Choate Field. We own an interest in, and are operator of, oil and natural gas properties in the Choate Field, which is located in Hardin County, Texas, and is approximately 35 miles northwest of Beaumont, Texas. The Choate Field production is from sand lenses flanking a salt dome ranging in depth from 1,000 to 2,500 feet. Current operations consist of 14 producing wells. At December 31, 2007, we held 50 acres and had an inventory of 9 proved undeveloped locations in the Choate Field. We own a 75% working interest and 57% net revenue interest. TEC, through its predecessor in interest, began operating the Choate Field in 2004, but it has been producing continuously since 1960. The daily net production from the field for the nine months ended September 30, 2007 averaged 43 Bbls of oil per day. The field is also producing approximately 100 Bbls of water per day.

Lothian Properties. In December 2007 we purchased, for $6.9 million plus customary closing adjustments, approximately 200 producing wells from Lothian Oil and Gas, Inc. The Lothian assets acquired consist of oil and gas properties located in Chavez, Lea and Eddy counties, New Mexico and are adjacent to or near our Ballard Field. On the closing date of that acquisition, the net production was approximately 140 boe per day.

Other. We own numerous small mineral, royalty and non-operated working interests in various oil and natural gas properties located in Texas, New Mexico, Louisiana, Montana, and North Dakota.

Below is a map indicating the locations of our significant properties in Texas and New Mexico.

Drilling Results

New TEC drilled or participated in the following number of wells during the period from October 26, 2007 through December 31, 2007. No exploratory wells were drilled during the period.

	Gross	Net
Development Wells:
Oil	-	-
Gas	1	1.0
Dry	-	-
Total	1	1.0

Prior to our acquisition, TEC drilled or participated in the following numbers of wells during the periods indicated. No exploratory wells were drilled during the presented periods.

	Period From January 1, 2007 Through October 26, 2007		Year Ended December 31,
	2007		2006		2005
	Gross	Net	Gross	Net	Gross	Net
	(Excludes Wells in Progress at the End of any Period)
Development Wells:
Oil	-	-	7	4.9	13	9.4
Gas	-	-	4	3.3	5	3.0
Dry	-	-	2	2.0	2	2.0
Total	-	-	13	10.2	20	14.4

The information contained in the foregoing table should not be considered indicative of our future drilling performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by us.

Red Iron Tool, Inc.

In December 2007, as part of a strategic attempt to secure readily available well servicing equipment, we purchased, for approximately $2.2 million, the outstanding stock of Red Iron Tool, Inc. (Red Iron). As a result, Red Iron is now a wholly owned subsidiary of Platinum. Red Iron owns three pulling units and other service equipment near our Ira field in Scurry County, Texas. One of its rigs has been continuously servicing that field for the last six months. The other two have been used by other operators. Additionally, the former president of Red Iron, who is experienced in operations, drilling and well servicing in that area, will assist us in providing valuable oversight of the Ira Field. We may continue to contract the rigs to third party operators when not in use on our properties.

Reserve Report Summary

We have engaged Williamson Petroleum Consultants, Inc. (“WPC”), as our independent petroleum engineers. WPC, along with our own engineers performed an engineering evaluation to estimate proved reserves and future net revenues from TEC’s oil and gas properties and issued their reports thereon as of December 31, 2007. Certain information utilized in the preparation of these reports with respect to interests, reversionary status, oil and gas prices, gas contract terms, operating expenses, investments and current operating conditions, as applicable were provided by us. All such data provided to WPC have been reviewed by WPC for reasonableness and, unless obvious errors were detected, have been accepted as correct. WPC did not provide any geological mapping, seismic interpretations or well log analysis in the course of their evaluation but relied upon data and analysis provided by previous evaluators. A summary of the reports is as follows:

	Proved Developed Producing	Proved Developed Nonproducing	Proved Undeveloped	Total Proved
Crude oil (Bbl)	2,569,592	68,745	3,887,413	6,525,750
Natural gas (Mcf)	5,709,878	787,234	15,314,743	21,811,855
Bbl oil equivalent (Boe)	3,521,238	199,950	6,439,870	10,161,058
Undiscounted future net revenue (before CapEx)	$154,381,219	9,505,243	392,044,598	$555,931,060
Estimated future capital expenditures	-	255,300	54,437,137	54,692,437
Undiscounted future net revenue (net of CapEx)	$154,381,219	9,249,943	337,607,461	$501,238,623
Discounted future net revenue (net of CapEx)	$86,336,766	5,906,856	171,876,576	$264,120,198

As of December 31, 2007, on an equivalent barrel basis, 63% of New TEC’s proved reserves classified as proved undeveloped.

A summary of the total proved reserves of New TEC by major field is as follows:

	Proved Producing		Proved Non Producing		Proved Undeveloped		Total Proved Reserves
	Oil (bbls)	Gas (mcf)	Oil (bbls)	Gas (mcf)	Oil (bbls)	Gas (mcf)	Oil (bbls)	Gas (mcf)
Tomball	967,792	931,127	28,850	—	—	9,274,074	996,642	10,205,201
Ira	396,019	—	—	—	1,367,857	—	1,763,876	—
Ballard	442,093	127,598	—	—	632,083	—	1,074,176	127,598
USM	119,972	272,115	—	—	1,148,000	2,296,000	1,267,972	2,568,115
Ball	409	1,392,312	—	787,234	—	3,285,129	409	5,464,674
Choate	109,265	—	39,895	—	153,900	—	303,060	—
Lothian	405,508	538,868	—	—	523,180	459,540	928,688	998,408
Other	128,534	2,447,859	—	—	62,393	—	190,927	2,447,859
Total	2,569,592	5,709,879	68,745	787,234	3,887,413	15,314,743	6,525,750	21,811,855

Areas of Opportunity

The following is a discussion of the specific areas of opportunity that were not identified in the Reserve Report dated as of December 31, 2007 that we believe are available but not addressed in the proved reserve report analysis:

•
The Ira Field has produced 20 million boe to date. We believe that there are approximately 105 million boe oil in place at such property. Using area and industry primary and secondary recovery standards for the Ira Field reservoir, we believe that approximately 28% of the property’s oil in place can be recovered. Only a small fraction of the Ira Field lease has been effectively waterflooded. Based on this recovery rate, if the total estimated capital cost of the re-instituted waterflood program is $12 million to $15 million, the finding and development cost would be under $1.75 per boe.

•	We believe that the Ball lease has significant Barnett Shale reserves, as well as shallow sands (behind pipe reserves) that have never been completed.

Item 3.  Legal Proceedings.

On January 16th, 2008, Exxon Mobil Corporation filed a petition in the 270 th District Court of Harris County, Texas, naming us as a defendant along with TEC and a third party, Merenco Realty, Inc., demanding environmental remediation of certain properties in Tomball, Texas. In 1996, pursuant to an assignment agreement, Exxon Mobil sold certain oil and gas leasehold interests and real estate interests in Tomball, Texas to TEC’s predecessor in interest, Merit Energy Corporation. In 1999, TEC assigned its 50% undivided interest in one of the tracts in the acquired property to Merenco, an affiliate of TEC, owned 50% by our Chairman of the Board, Tim Culp. In October 2007, the Texas Railroad Commission notified Exxon Mobil of an environmental site assessment alleging soil and groundwater contamination for a site in the area of Tomball, Texas. Exxon Mobil believes that the site is one which was sold to TEC and claims that TEC is obligated to remediate the site under the assignment agreement. Exxon Mobil has requested that the court declare the defendants obligated to restore and remediate the properties and has requested any actual damages arising from breach and attorneys’ fees. We believe that Exxon Mobil’s claim that TEC is responsible for any remediation of such site is without merit and we intend to vigorously defend ourselves against this claim. However, no assurance can be given that we will prevail in this matter. We acquired substantially all the assets and liabilities of TEC in the TEC acquisition. Merenco was not acquired by us in the TEC acquisition and our Chairman, Tim Culp, continues to have a 50% ownership interest in Merenco.

On December 12, 2007, we received a subpoena from the SEC in the Matter of Axium Technologies, Inc. We have provided the requested documentation to the SEC and believe that we have fully complied with the subpoena. We do not recognize the name Axium Technologies, Inc. and while we do not believe that we, or any of our officers or directors, are the subject or target of the SEC's investigation, no assurances can be given to that effect.

Item 4.  Submission of Matters to a Vote of Security Holders.

A special meeting of Platinum stockholders was held on October 26, 2007. Holders of record of Platinum common stock at the close of business on October 11, 2007 were entitled to vote at the special meeting. There were 18,000,000 shares of common stock issued and outstanding on October 11, 2007. The holders of 17,098,100 shares of common stock were present at the meeting in person or by proxy. The stockholders voted to approve and authorize three proposals that were recommended by our board of directors:

(1) the TEC acquisition agreement and the transactions contemplated thereby (“Proposal 1”);

(2) the amendment and restatement of our certificate of incorporation to delete the preamble and sections A through D, inclusive, of Article Sixth from the certificate of incorporation from and after the consummation of the asset acquisition (“Proposal 2”); and

(3) our 2006 Long-Term Incentive Plan (“Proposal 3”).

These proposals are described in our definitive proxy statement filed with the SEC on October 17, 2007. The proposals were approved as follows:

Proposal	Votes For	Votes Against	Abstentions
Proposal 1	15,296,594	1,802,205	0
Proposal 2	13,690,914	1,402,305	1,807,000
Proposal 3	13,555,914	1,532,505	1,811,000

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Platinum consummated its IPO on October 28, 2005. In the IPO, we sold 14,400,000 units. Each unit consists of one share of Platinum’s common stock and one redeemable common stock purchase warrant. Platinum common stock, warrants and units are quoted on the OTCBB under the symbols “PGRI”, “PGRIW” and “PGRIU”, respectively. Platinum’s units commenced public trading on October 28, 2005 and its common stock and warrants commenced separate public trading on December 9, 2005. The high and low bid prices of our units, common stock and warrants as reported by the OTCBB for the quarter indicated are as follows. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions:

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2008:
First Quarter (through March 31)	$8.40	$6.00	$6.97	$4.60	$1.85	$1.00
2007:
Fourth Quarter	$10.00	$8.19	$7.99	$6.60	$2.21	$0.63
Third Quarter	$8.45	$7.85	$7.65	$7.50	$0.81	$0.35
Second Quarter	$8.25	$7.83	$7.60	$7.40	$0.74	$0.31
First Quarter	$7.95	$7.60	$7.41	$7.26	$0.57	$0.43
2006:
Fourth Quarter	$8.10	$7.60	$7.30	$7.08	$0.85	$0.47
Third Quarter	$8.22	$7.70	$7.30	$7.08	$1.00	$0.55
Second Quarter	$8.88	$7.98	$7.40	$7.07	$1.39	$0.78
First Quarter	$8.38	$7.78	$7.24	$6.90	$1.12	$0.84

Holders

As of March 31, 2008, there was one holder of record of the units, eleven holders of record of the common stock and one holder of record of the warrants. Platinum believes that, as of this date, there were approximately 50 beneficial holders of the units, 150 beneficial holders of the common stock and 200 beneficial holders of the warrants.

Share Repurchase Program

The table below provides a summary of purchases of Platinum common stock made by Platinum and affiliated purchasers during the fourth quarter of 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Amount that May Yet Be Used Under the Program
October 1 - October 31, 2007	1,978,005(1)	$7.78	0	0
November 1 - November 30, 2007	1,997,913(2)	$7.84	1,997,913	$64,338,536(2)
December 1 - December 31, 2007	0	N/A	N/A	$64,338,536

(1)
1,802,205 of these shares were purchased by Platinum from stockholders who voted against the TEC acquisition on October 26, 2007 and exercised their conversion rights. 175,800 of these shares were purchased by Braesridge Energy LLC, an affiliated purchaser, pursuant to two plans established in conformity with the provisions of Rules 10b5-1 to purchase Platinum common stock.

(2)
In November 2006, our board approved a share repurchase program to repurchase shares of Platinum common stock in open market transactions in an amount up to $80 million, following the consummation of a business combination. On November 1, 2007, we issued a press release, filed as a Current Report on Form 8-K dated November 1, 2007, announcing that our board of directors instituted the initial stage of this share repurchase program and established a plan in conformity with the provisions of Rule 10b5-1 to purchase up to 2,000,000 shares of Platinum common stock in open market transactions during the month of November 2007, subject to the broker, volume, price and timing restrictions of Rule 10b-18 under the Securities Exchange Act of 1934. Pursuant to the plan, we purchased 1,997,913 shares for an aggregate of $15,661,464 in November 2007 under this stage of the repurchase program, which we financed with available cash. Our initial share repurchase plan expired at the end of November, but we may resume repurchases in the future, pursuant to our share repurchase program.

The table below provides a summary of purchases of warrants to purchase Platinum common stock made by Platinum and affiliated purchasers during the fourth quarter of 2007.

Period	Total Number of Warrants Purchased		Average Price Paid per Warrant	Total Number of Warrants Purchased as Part of Publicly Announced Program
October 1 - October 31, 2007	0		N/A	0
November 1 - November 30, 2007	1,529,000	(1)	$1.90	0
December 1 - December 31, 2007	1,025,500	(2)	$1.76	0

(1)	These warrants to purchase common stock were purchased by Braesridge Energy LLC in a private block purchase transaction.

(2)
These warrants to purchase common stock were purchased by Braesridge Energy LLC on the open market. 25,500 of these warrants were purchased by Braesridge pursuant to a plan established in conformity with the provisions of Rules 10b5-1 to purchase warrants to purchase Platinum common stock.

Dividends

Platinum has not paid any cash dividends on its common stock to date. It is the present intention of the board of directors to retain all earnings, if any, for use in the business operations, and accordingly, the board does not anticipate declaring any dividends in the foreseeable future. The payment of any dividends will be within the discretion of the board of directors and will be contingent upon our financial condition, results of operations, capital requirements and other factors our board deems relevant.

Item 6.  Selected Financial Data.
Platinum Selected Historical Financial Information

The following table sets forth certain selected consolidated financial information of Platinum. The selected financial information presented below was derived from Platinum’s audited consolidated financial statements for the period from April 25, 2005 (inception) to December 31, 2005, for the years ended December 31, 2006 and 2007. All of the data should be read together with Platinum’s historical financial statements for the period from April 25, 2005 (inception) to December 31, 2005 and for the years ended December 31, 2006 and 2007 and the related notes thereto and Platinum’s Management’s Discussion and Analysis of Financial Condition and Results of Operations presented elsewhere herein.

	Period From April 25, (Inception) 2005 to 31-Dec-05	Year Ended 31-Dec-06	Year Ended 31-Dec-07
Income Statement Data :
Operating revenues	$—	$—	$4,308,184
Lease and other operating expenses	$—	$—	$1,776,247
Operating Expenses	$167,274	$786,300	$28,015
Stock based compensation	$—	$—	$1,250,000
Depreciation, depletion and amortization	$—	$—	$1,253,026
Other Income - Interest, net	$471,102	$2,565,979	$2,746,187
Change in fair value of derivatives - inc (dec)	$—	$—	$(1,472,522)
Net income (loss)	$275,728	$1,659,679	$(373,032)
Weighted average common stock and common stock equivalents outstanding:
Basic	6,549,489	15,121,440	18,876,347
Diluted	6,980,246	17,479,194	18,876,347
Net Income Per Common Share -
Basic	$0.04	$0.11	$(0.02)
Diluted	$0.04	$0.09	$(0.02)
Cash Dividends Declared Per Share	$—	$—	$—

	31-Dec-05	31-Dec-06	31-Dec-07
Balance Sheet Data
Working Capital (Deficiency) (Excluding Cash held in trust)	$888,439	$(1,683,186)	$14,158,775
Cash Held in Trust	$105,884,102	$109,213,492	$—
Total Assets	$106,905,311	$110,955,650	198,389,193
Long-term debt, less current maturities	$—	$—
Common Stock Subject to Possible Redemption, 2,878,560 Common Shares at Conversion Value	$21,071,059	$21,831,777	$—
Total liabilities	$21,203,829	$23,594,489	$57,421,733
Total stockholders’ equity	$85,701,482	$87,361,161	$140,967,460

Cash flow provided by (used in)
Operating activities	$289,787	$2,111,707	$(112,554)
Investing activities	$(105,884,102)	$(3,849,923)	$45,719,620
Financing activities	$106,496,813	$835,718	$(29,177,446)
Operating Data:
Product sales
Oil (Bbl)	—	—	38,684
Gas (Mcf)	—	—	125,849
Boe	—	—	59,659
Average sales prices
Oil ($/Bbl)	$—	$—	$85.24
Gas ($/Mcf)	$—	$—	$8.03
Average Lifting Cost per Boe of Production:	$—	$—	$29.77
Proved reserves
Oil (Bbls)	—	—	6,525,750
Gas (Mcf)	—	—	21,811,856
Boe	—	—	10,161,059

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information and analysis includes results of operations for Platinum for the following periods (i) for the year ended December 31, 2006 as compared to the period from April 25, 2005 (Inception) to December 31, 2005 and (ii) for the year ended December 31, 2007 as compared to the year ended December 31, 2006. Included within the results of operations for the year ended December 31, 2007 are the results of operations of New TEC, our wholly owned subsidiary that purchased substantially all of the assets of TEC on October 26, 2007, for the period from October 26, 2007 through December 31, 2007. The information and analyses should be read in conjunction with the financial statements and the related notes and schedules thereto and other information relating to Platinum included elsewhere in this report. These discussions and analyses may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this report.

Overview

On October 26, 2007, we acquired substantially all of the assets and assumed substantially all of the liabilities of TEC, including approximately $41.7 million of TEC’s debt which was retired at closing, in exchange for 7,692,308 shares of our common stock with a cash value of $7.80 per share. Prior to the TEC acquisition, we were a blank check company. We were formed on April 25, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business in the global oil and gas exploration and production, or E&P, industry. On October 28, 2005 we consummated an initial public offering of our equity securities from which we derived net proceeds of $106,472,000. Of the net proceeds of the IPO, $105,408,000 were placed in a trust account until the closing of the TEC acquisition, at which point the $105,408,000, and the interest thereon, was released from the trust. Our initial business combination pursuant to which we became an operating company was the TEC acquisition.

We are now an oil and natural gas exploration, development, acquisition, and production company. Our basic business model is to find and develop oil and gas reserves through development activities, and sell the production from those reserves at a profit. To be successful, we must, over time, be able to find oil and gas reserves and then sell the resulting production at a price that is sufficient to cover our finding costs, operating expenses, administrative costs and interest expense, plus offer us a return on our capital investment.

From time to time, we may also make strategic acquisitions if we believe the acquired assets offer us the potential for reserve growth through additional developmental drilling activities. However, the successful acquisition of oil and natural gas properties requires assessment of many factors, which are inherently inexact and may be inaccurate, including future oil and natural gas prices, the amount of recoverable reserves, future operating costs, future development costs, failure of titles to properties, costs and timing of plugging and abandoning wells and potential environmental and other liabilities.

We believe that the economic climate in the domestic oil and gas industry continues to be suitable for our business model. Oil prices are currently at near-record levels, and gas prices are well above historic averages. Although oil and gas prices are typically volatile and are subject to market fluctuations, we believe that supply and demand fundamentals in the energy marketplace continue to provide us with the economic incentives necessary for us to assume the risks we face in our search for oil and gas reserves. While profit margins remain currently favorable, we cannot guarantee that rising finding costs, production costs, and depletion expense will not affect our future success. Specifically, our revenue, cash flow from operations and future growth depend substantially on many factors, including those beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. Because of these factors, we continuously seeks ways to reduce exposure to the volatility in oil and natural gas prices. Our strategy is to hedge a portion of our expected future oil and natural gas production, using a mixture of calls, puts, forward contracts and other derivative instruments, to reduce our exposure to fluctuations in commodity price.

Furthermore, like all businesses engaged in the exploration and production of oil and natural gas, we face the challenge of natural production declines. As initial reservoir pressures are depleted, oil and natural gas production from a given well decreases. Thus, an oil and natural gas exploration and production company depletes part of its asset base with each unit of oil or natural gas it produces. Consequently, key to our success is not only finding reserves through developmental drilling and strategic acquisitions, but also by exploiting opportunities related to our existing production. For example, we have two fields, the Ira Unit located in Scurry County, Texas, and the Ballard Unit located in Eddy County, New Mexico which we believe contain substantial opportunities to expand and enhance their existing waterflood capabilities. These projects will require capital in the form of money and expertise.

Results of Operations - Platinum

For the year ended December 31, 2006 and the period from April 25, 2005 (Inception) to December 31, 2005

For the year ended December 31, 2006 (“2006”) and the period from April 25, 2005 (Inception) to December 31, 2005 (“2005”), we had net income of $1,659,579 and $275,728, respectively, attributable to net interest income on the proceeds of our IPO of $2,568,672 and $476,102, respectively (net of interest income in the amount of $760,718 and $0, respectively, attributable to shares of common stock subject to conversion rights), offset by expenses attributable to organization and formation expenses, expenses incurred in identifying and qualifying an acquisition candidate and legal, accounting and administrative costs. As more fully described below, the interest income was earned on funds held in the trust account. This interest income as well as other operating expenses increased in 2006 as compared to 2005 principally because the funds were invested for a full year in 2006 as compared to less than three months in 2005. The funds held in trust and related interest income were only available, subject to certain conditions, for use in making a qualified acquisition and not for our normal daily operating expenses. Interest income was derived from sources free of federal income taxes resulting in a lower than normal provision for income taxes.

For the year ended December 31, 2007 and the year ended December 31, 2006

For the years ended December 31, 2007 (“2007”) and December 31, 2006, we had a net loss of $373,032 as compared to net income of $1,659,579, respectively. In 2007, our results of operation included those of the entities acquired on and subsequent to October 26, 2007. These included the TEC acquisition and the other transactions more specifically described in “Business - Growth Strategy” beginning on page 5 and in Note 4 to the consolidated financial statements beginning on page F1-14. Results of operations for 2007 included net interest income of $2,799,229 (substantially all of which was earned on funds held in the trust account and net of interest income in the amount of $616,217 attributable to shares of common stock subject to conversion rights), after tax net loss from oil and gas operations approximating $729,000 (which included a non-cash loss on the change in the value of derivatives approximating $1,473,000) and a non-cash charge for stock based compensation of $1,250,000 resulting from the Lance Duncan consulting agreement described more fully in “Certain Relationships and Related Transactions and Director Independence - Related Party Transactions” beginning on page 62 and in Note 10 to the consolidated financial statements beginning on page F1-21. Results of operations for 2006 were generated principally by net interest income on the proceeds of our IPO of $2,568,672 (net of interest income in the amount of $760,718, attributable to shares of common stock subject to conversion rights), offset by expenses attributable to organization and formation expenses, expenses incurred in identifying and qualifying an acquisition candidate and legal, accounting and administrative costs.

Consolidated marketing, general and administrative expense increased to approximately $1,491,000 in 2007 as compared to $718,000 in 2006, an increase of $773,000. The major increase was as a result of $551,000 in marketing, general and administrative costs of the oil and gas operations acquired as described above, and an increase of $250,000 in costs of Platinum, excluding those of the acquired operations. The principal components of these changes were: (i) a $267,000 increase in professional fees attributable to greater level of activity, more frequent and complex SEC filings and internal accounting demands and (ii) officers salaries approximating $55,000 incurred subsequent to October 26, 2007 offset by a reduction of $83,000 in travel and related costs.

The funds held in trust and related interest income became available to us upon consummation of the TEC acquisition. See “Liquidity and Capital Resources” below. Interest income was derived from sources free of federal income taxes resulting in a lower than normal provision for income taxes.

Other income and expense decreased to $1,244,000 in 2007 as compared to $2,566,000 in 2006, a decrease of $1,322,000. While net interest income increased by $230,000 to $2,799,000 in 2007 as compared to $2,569,000 in 2006, Platinum incurred $1,473,000 in non-cash loss as a result of mark-to-market losses on the fair value of its derivatives, resulting entirely from its oil and gas operations. We will not continue to earn this level of interest in future years because funds held in trust were expended for acquisitions, including the TEC acquisition, share repurchases, and are now being used in operations.

Liquidity and Capital Resources

On October 28, 2005, we consummated our IPO of 14,400,000 units with each unit consisting of one share of our common stock, $0.0001 per share, and one warrant to purchase one share of common stock at an exercise price of $6.00 per share. The units were sold at an offering price of $8.00 per unit, generating gross proceeds of $115,200,000. The total net proceeds to us from the offering were approximately $106,472,000, of which $105,408,000 was deposited into a trust fund and the remaining proceeds ($1,064,000) were available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remained on deposit in the trust fund, earning interest, until the consummation of the TEC acquisition agreement on October 26, 2007. We received an additional $1,032,000 from our former Chairman of the Board, Mark Nordlicht, in proceeds of notes issued between January 1, 2007 and October 26, 2007 to fund our working capital needs. The notes bore interest at 5% per annum. The principal amount of the notes of $1,107,000 and accrued interest of $18,606 was paid on October 26, 2007, the date of consummation of the TEC acquisition, with proceeds released from the trust account. We describe below the complete disposition of the funds held in the trust account upon consummation of the TEC acquisition.

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

Upon the October 26, 2007 consummation of the TEC acquisition, the cash held in, or attributable to, the trust approximated $ 112,300,000 (including approximately $290,000 of interest earned on the trust account for October 1 through October 26, 2007 but received subsequent to consummation), became available to us and was applied as follows (i) payment to our stockholders exercising their conversion rights; (ii) payment of TEC debt assumed pursuant to the acquisition agreement; (iii) payment of certain fees and expenses relating to the acquisition; and (iv) the remaining net proceeds became available for operations and conduct of the business. This resulted in net proceeds to us approximating $50,650,00, as follows:

Distribution of cash to shareholders exercising their conversion rights	$14,057,199
Payment of TEC indebtedness, including interest	41,704,635
Shareholder Notes, including interest	1,125,606
Lance Duncan - finders fee	3,000,000
Transaction costs paid at closing (legal, accounting), net of interest from escrow agent	1,579,805
Other payments	182,500
61,649,745
Available cash to Platinum upon consummation of the TEC acquisition	50,650,255
Total	$112,300,000

In connection with the acquisition, TEC assigned to New TEC its rights and obligations under TEC’s then existing credit agreement with Guaranty Bank, FSB pursuant to an Assignment, Waiver and Third Amendment to the Credit Agreement (the “Third Amendment”) made and entered into effective as of October 26, 2007 among TEC, New TEC and Guaranty Bank. The full balance outstanding as of October 26, 2007 of approximately $20.6 million was repaid in connection with the consummation of the TEC acquisition and is included in payment of indebtedness in this table. Pursuant to the Third Amendment, a new borrowing base was set at $5,000,000, but no indebtedness was incurred at that time. All other material terms of the credit agreement were unchanged.

Subsequent to the October 26, 2007 consummation of the TEC acquisition we have applied a substantial portion of the available cash of $50,650,000 as follows:

a. Effective on November 1, 2007, we announced that our board of directors had established a plan in conformity with the provisions of Rules 10b5-1 to purchase up to 2,000,000 shares of our common stock in open market transactions during the month of November, subject to the broker, volume, price and timing restrictions of Rule 10b-18 under the Securities Exchange Act of 1934. We financed the share repurchase program with available cash. This plan constituted the initial stage of the repurchase program approved by the board in November 2006 to repurchase shares of common stock in an amount up to $80 million. In the period from November 1 through November 30, 2007, we purchased 1,997,913 shares of our common stock for a total purchase price of $15,601,679 (excluding commissions).

b. As part of our overall business strategy, we began our program of strategic acquisitions and investment opportunities that complement our existing business. In addition to the TEC acquisition, we made various acquisitions of oil and gas properties and interests and a related operating business, expending a total of $18.8 million through December 31, 2007, including a $2.522 million advance payment and costs on the Pleasanton transaction. We spent an additional $2.5 million to complete the Pleasanton acquisition in January 2008. For a description of these transactions, see “Business - Growth Strategy” beginning on page 5 and Note 4 to our consolidated financial statements beginning on page F1-14.

On March 18, 2008, Platinum, a wholly owned subsidiary of Platinum, PERMSub, Inc., Maverick Engineering, Inc. and Robert L. Kovar Services, LLC entered into an Agreement and Plan of Merger pursuant to which we will acquire Maverick for a gross purchase price of $11 million, subject to a working capital purchase price adjustment, with $6 million paid at closing and the remaining $5 million to be paid over the next 6 years pursuant to non-interest bearing notes (the “Cashflow Notes”). In addition, we will assume Maverick’s indebtedness under certain bank and loan arrangements, which aggregate balances approximated $4.5 million at January 31, 2008. Maverick’s bank has not consented to continuing its bank term loan or to its working capital revolving credit line upon closing. Rober L. Kovar has agreed to personally assume the indebtedness under the bank term loan, which approximated $1.67 million as of January 31, 2008. Maverick shareholders, as represented by Robert L. Kovar Services, LLC, have agreed to the reduction of the $6 million intended to be paid at closing by the outstanding balance on the line of credit on the closing date, which approximated $1.97 million on January 31, 2008, in the event that a replacement line of credit is not in place on the closing date. These proceeds would be used to payoff its bank obligation under the revolving line of credit. Upon obtaining a replacement line of credit, such withheld amounts would be paid to Robert L. Kovar Services, LLC for distribution to the selling Maverick shareholders. The Cashflow Notes will be payable quarterly at the rate of 50% of pre-tax net income, as it is defined in the merger agreement, generated by the Maverick business on a standalone basis in the preceding quarter. Payment can be accelerated by certain events, including change in control. The purchase price is also subject to adjustment for any change in working capital as defined in the agreement, between October 31, 2007 and the closing date, as well as other adjustments associated with changes in indebtedness. Any adjustment will be treated as a modification of the amount of the Cashflow Notes. The balance of the Cashflow Notes remaining unpaid upon maturity, if any, will be converted into a 12 month self amortizing note bearing interest at the annual rate of 2% over the banks prime rate. Upon closing of the Maverick acquisition, we will enter into a five year employment agreement with Robert Kovar, the founder and CEO of Maverick, pursuant to which he will join Platinum as our Chief Operating Officer in addition to continuing as CEO and President of Maverick. In connection with his employment agreement Mr. Kovar will receive base annual compensation of $200,000 and stock options to purchase 250,000 shares of Company common stock over that five year period. Mr. Kovar’s responsibilities will include oversight of all operations, including engineering, drilling, and production. For a further description of Maverick, see “Business - Growth Strategy” beginning on page 5 . There can be no assurance that the acquisition will be consummated on the terms described.

On March 14, 2008, two of our operating subsidiaries, Tandem Energy Corporation and PER Gulf Coast, Inc. (collectively the “Co-borrowers”) entered into a new credit facility with the Bank of Texas, establishing a revolving line of credit with an initial borrowing base of $35 million. The revolving line of credit is secured by the Co-borrower’s oil and gas properties and will be used to facilitate the execution of the two entities’ drilling and acquisition programs. The line bears interest at either the bank’s base rate or LIBOR, plus a margin which varies with the ratio of the Co-borrowers’ outstanding borrowings against the defined borrowing base, ranging from 1.50% to 2.25%. The Co-borrowers can choose periodically to change the interest rate base which applies to outstanding borrowings. Under the terms of revolving line of credit agreement, the Co-borrowers must maintain certain financial ratios, must repay any amounts due in excess of the borrowing base, and may not declare any dividends or enter into any transactions resulting in a change in control, without the bank’s consent. As the parent company, we are not a co-borrower or guarantor of the line, and transfers from the Co-borrowers to us are limited to (i) $1 million per fiscal year for management fees, and (ii) the repayment of up to $2 million per fiscal year in subordinate indebtedness owed to us. As of March 18, 2008, there was $5.5 million outstanding under the revolving line of credit. In conjunction with the execution of the new line of credit, and as required under the terms of the new credit facility, we novated our existing hedge positions from our existing counterparty over to the Bank of Texas under terms satisfactory to us. In connection with establishing the line of credit, the Bank of Texas received a commitment fee of $87,500 and a fee for its expenses in connection with the aforementioned novation of $60,229. In addition, the Co-borrowers are obligated to the bank for a monthly fee for any unused portion of the line of credit at the rate of 0.25% per annum.

In conjunction with and simultaneous to the establishment of the new credit facility referred to in the previous paragraph, the previously existing $5 million credit agreement between New TEC and Guaranty Bank was terminated. No outstanding borrowings existed at the time of the termination.

Supplemental Oil and Gas Information

The following information is intended to supplement the consolidated financial statements included in this report with data that is not readily available from those statements.
	Period from October 26 to
	December 31, 2007
	Oil	Gas	Boe
	(Mbls)	(MMcf)	(Mbls)
Production	38.7	125.8	59.7
	Oil	Gas	Boe
	($/Bbl)	($/Mcf)	($/Boe)
Average Prices	$85.24	$8.03	$72.21
Boe
($/Boe)
Average Lifting Cost
Per Boe	$29.77

Capital Expenditures

The reserve report prepared as of December 31, 2007 assumes that Platinum will expend approximately $19.4 million in expenditures in 2008 to drill a number of existing proved undeveloped locations, with the intent of converting them into proved developed producing locations, thereby, generating new cash flows. The execution of the drilling program is dependent on rig availability, the availability of technical and field staff, and product pricing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Contractual Obligations

a. We have contractual obligations and commitments that may affect our financial position. The following table sets forth our significant contractual obligations as of December 31, 2007:

	2008	2009-2011	2012-2014	Thereafter	Total
	(in thousands)
Operating leases	$119.3	327.6	—	—	$446.9
Asset Retirement Obligations	$0.0	678.4	211.2	2,673.2	$3,562.8
Derivative Obligations	$3,116.0	(73.0)	—	—	$3,043.0

b. Consulting Agreement

We entered into a finder’s fee arrangement with Mr. Lance Duncan, a director and officer of Tandem for the period from March 2005 through June 1, 2005, which resulted in the TEC acquisition agreement. In addition to other matters more fully described in Note 6 to the consolidated financial statements, we also entered into a consulting agreement with Mr. Duncan, which commenced upon the consummation of the TEC acquisition, for consulting services, including investigation and evaluation of possible future Platinum acquisitions. Under the terms of the consulting agreement, Mr. Duncan’s services were valued at $5 million. Under the terms of the consulting agreement, we agreed to issue to Mr. Duncan a total of 714,286 shares of our restricted common stock, 25% to be issued upon commencement of services and the remainder in semi-annual installments of 25% each over the eighteen month term of the agreement. The initial installment of 178,572 shares was issued on October 26, 2007 and was recorded as stock compensation expense in our results of operations in 2007. Each installment will be paid in with 178,572 shares of our common stock, based on payments of $1,250,000 valued at a fixed price of $7.00 per share.

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

Full Cost and Impairment of Assets

We account for our oil and natural gas exploration and development activities using the full cost method of accounting. Under this method, all costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. Costs of non-producing properties, wells in the process of being drilled and significant development projects are excluded from depletion until such time as the related project is developed and proved reserves are established or impairment is determined. At the end of each quarter, the net capitalized costs of our oil and natural gas properties, as adjusted for asset retirement obligations, is limited to the lower of unamortized cost or a ceiling, based on the present value of estimated future net revenues, net of income tax effects, discounted at 10%, plus the lower of cost or fair market value of our unproved properties. Revenues are measured at unescalated oil and natural gas prices at the end of each quarter, with effect given to cash flow hedge positions. If the net capitalized costs of oil and natural gas properties exceed the ceiling, we are subject to a ceiling test write-down to the extent of the excess. A ceiling test write-down is a non-cash charge to earnings. It reduces earnings and impacts stockholders’ equity in the period of occurrence and results in lower DD&A expense in future periods.

There is a risk that we will be required to write down the carrying value of our oil and natural gas properties when oil and natural gas prices decline. If commodity prices deteriorate, it is possible that we could incur an impairment in future periods.

Depletion

Provision for depletion of oil and natural gas properties under the full cost method is calculated using the unit of production method based upon estimates of proved developed oil and natural gas reserves with oil and natural gas production being converted to a common unit of measure based upon their relative energy content. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. The cost of any impaired property is transferred to the balance of oil and natural gas properties being depleted.

Significant Estimates and Assumptions

Oil and Gas Reserves

(1) Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of a reserve estimate depends on the quality of available geological and engineering data, the precision of the interpretation of that data, and judgment based on experience and training. We have historically engaged an independent petroleum engineering firm to evaluate our oil and gas reserves. As a part of this process, our internal reservoir engineer and the independent engineers exchange information and attempt to reconcile any material differences in estimates and assumptions.

(2) Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the proved classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

(3) Estimates of proved reserves do not include the following: (A) oil that may become available from known reservoirs but is classified separately as indicated additional reserves; (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (C) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (D) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

Valuation of proved undeveloped properties

Placing a fair market value on proved undeveloped properties, commonly referred to as “PUDs” is very subjective since there is no quoted market for them. The negotiated price of any PUD between a willing seller and willing buyer depends on the specific facts regarding the PUD, including:
•	the location of the PUD in relation to known fields and reservoirs, available markets and transportation systems for oil and gas production in the vicinity, and other critical services;

•	the nature and extent of geological and geophysical data on the PUD;

•
the terms of the leases holding the acreage in the area, such as ownership interests, expiration terms, delay rental obligations, depth limitations, drilling and marketing restrictions, and similar terms;

•
the PUDs risk-adjusted potential for return on investment, giving effect to such factors as potential reserves to be discovered, drilling and completion costs, prevailing commodity prices, and other economic factors; and

•	the results of drilling activity in close proximity to the PUD that could either enhance or condemn the prospect ’s chances of success.

Provision for DD&A

We have computed our provision for DD&A on a unit-of-production method. Each quarter, we use the following formulas to compute the provision for DD&A.

•	DD&A Rate = Current period production, divided by beginning proved reserves

•	Provision for DD&A = DD&A Rate, times the un-depleted full cost pool of oil and gas properties

Reserve estimates have a significant impact on the DD&A rate. If reserve estimates for our properties are revised downward in future periods, the DD&A rate will increase as a result of the revision. Alternatively, if reserve estimates are revised upward, the DD&A rate will decrease.

Hedging Activities

From time to time, we utilize derivative instruments, consisting of swaps, floors and collars, to attempt to reduce our exposure to changes in commodity prices and interest rates. We account for our derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires that all derivative instruments be recognized as assets or liabilities in the balance sheet, measured at fair value. The accounting for changes in the fair value of a derivative depends on both the intended purpose and the formal designation of the derivative. Designation is established at the inception of a derivative, but subsequent changes to the designation are permitted. We have elected not to designate any of our derivative financial contracts as accounting hedges and, accordingly, account for these derivative financial contracts using mark-to-market accounting. Changes in fair value of derivative instruments which are not designated as cash flow hedges are recorded in other income (expense) as changes in fair value of derivatives. Hedging is a strategy that can help a company to mitigate the volatility of oil and gas prices by limiting its losses if oil and gas prices decline; however, this strategy may also limit the potential gains that a company could realize if oil and gas prices increase. Historically, certain “costless collars” executed in June 2005 and swaps executed in mid 2006 by TEC were employed to protect TEC and its creditors from exposure to lower oil and gas prices. However, as a result of those positions, we have and may continue to periodically incur settlement losses associated with the ceiling component of such hedges as oil prices have increased during 2007. For the period from October 26, 2007 to December 31, 2007, we reported a $1.5 million net loss on derivatives.

Asset Retirement Obligation

We follow the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires us to recognize a liability for the present value of all legal obligations associated with the retirement of tangible, long-lived assets and capitalize an equal amount as a cost of the asset. The cost of the abandonment obligations, less estimated salvage values, is included in the computation of depreciation, depletion and amortization.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure requirements related to the use of fair value measures in financial statements. SFAS 157 will be effective for the Platinum’s financial statements for the fiscal year beginning January 1, 2008.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which will become effective on January 1, 2008. SFAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings.

 In April 2007, the FASB issued FASB Staff Position FIN 39-1, Amendment of FASB Interpretation No. 39. FSP FIN 39-1 clarifies that a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement. FSP FIN 39-1 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces FASB Statement No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non- controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions that occur in an entity’s fiscal year that begins after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and Qualitative Disclosures About Market Risk

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures.

Interest Rate Risk

At December 31, 2007, we had no outstanding long-term debt. We have entered into a $35 million credit facility as of March 14, 2008. To the extent we have debt outstanding in the future pursuant to our credit facility, we would be subject to risk of interest rate changes that would impact our future results of operations and cash flows.

Price Risks

We engage in price risk management activities from time to time. These activities are intended to manage our exposure to fluctuations in commodity prices for natural gas and crude oil. We utilizes derivative financial instruments, primarily price collars, puts and calls, as the means to manage this price risk. In addition to these financial transactions, we are a party to various physical commodity contracts for the sale of hydrocarbons that cover varying periods of time and have varying pricing provisions. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137, 138 and 149, these various physical commodity contracts qualify for the normal purchases and normal sales exception and therefore, are not subject to hedge accounting or mark-to-market accounting. The financial impact of these various physical commodity contracts is included in revenues at the time of settlement, which in turn affects average realized hydrocarbon prices.

 For the period from October 26, 2007 through December 31, 2007, we recognized a net loss on our hedging activities of $1.5 million. Presented below is a summary of our crude oil and natural gas derivative financial contracts at December 31, 2007, with crude oil prices expressed in dollars per barrels of crude oil and notional crude oil volumes in barrels of crude oil per year; and natural gas prices expressed in dollars per million British thermal units ($/MMBtu) and notional natural gas volumes in million British thermal units per year (MMBtu). As indicated, we do not have any financial derivative contracts that extend beyond December 2011.

The total fair value of the crude oil and natural gas financial derivative contracts at December 31, 2007, was a liability of approximately $3.0 million as follows:

Period Ended December, 31	Instrument Type	Total Volumes (MMBTU/BBL)	Weighted Average (Floor/Ceiling)	Fair Value Asset/(Liability) (Stated in Thousands)
2008	Gas Collar	$64,615	$5.00/11.02	$(25)
	Gas Call Option Sold	64,615	9.10	(128)
	Gas Call Option Purchased	64,615	12.00	36
	Gas Put Option Sold	64,615	5.00	(11)
	Gas Put Option Purchased	64,615	6.00	46
	Oil Collar	113,502	40.00/72.10	(2,455)
	Oil Call Option Sold	125,000	67.00	(3,282)
	Oil Call Option Purchased	125,000	72.10	2,703

2009	Oil Swaps	120,000	71.00	(1,928)

2010	Oil Put Option Purchased	120,000	75.00	1,015

2011	Oil Put Option Purchased	120,000	80.00	986
	Total fair value liability			$(3,043)

The fair value of our financial derivative contracts at December 31, 2007 are shown in the accompanying financial statements as follows (in thousands):

Fair value of commodity derivative:
Current portion	$(3,116)
Long-term portion	73
Total fair value liability	$(3,043)

The natural gas and crude oil prices shown in the above table are based on the corresponding NYMEX index and have been valued using actively quoted prices and quotes obtained from the counterparties to the derivative agreements. The above prices represent a weighted average of several contracts entered into and are on a per MMBtu or per barrel basis for gas and oil derivatives, respectively. Total volumes shown for the crude oil collar reflect net volumetric positions with a single counterparty under which contracts provide for netting of all settlement amounts.

We have incurred cash settlement losses during the period October 26, 2007 through December 31, 2007 of $540,292. These losses were associated with the hedge positions executed in 2005, as required under the terms of TEC’s then existing credit facility, and assumed by us in the TEC acquisition agreement. In conjunction with that protection, we periodically incurred actual settlement losses associated with the ceiling component of such hedges when oil prices spiked in late 2007.

The following table summarizes the estimated fair value of financial instruments and related transactions at December 31, 2007 as follows (in millions):

	Carrying	Estimated Fair
	Amount	Value (1)
NYMEX-related commodity derivative Market positions (1)	$3.0	3.0

(1)
Estimated fair values have been determined by using available market data and valuation methodologies. Judgment is required in interpreting market data and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts.

Item 8.  Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and supplementary financial data are included in this annual report on Form 10-K beginning on page F-1.

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

The Company, under the supervision of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, management, including our principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective in alerting it in a timely manner to information relating to the Company required to be disclosed in this report.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting, excluding the recent TEC acquisition, as of December 31, 2007 based on the criteria in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Prior to the consummation of the TEC acquisition on October 26, 2007, we were a blank check company. Our wholly-owned subsidiary, New TEC, acquired all of the assets and assumed substantially all of the liabilities of TEC. Management has excluded New TEC from its evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. The net revenues attributable to New TEC accounted for all of our consolidated revenues for the year ended December 31, 2007, and their aggregate total assets represented approximately 87% of our consolidated total assets as of December 31, 2007.

Marcum & Kleigman LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 as stated in their report included herein.

Changes in Internal Control over Financial Reporting.

At the closing of the TEC acquisition, on October 26,2007, Mark Nordlicht resigned from his positions as our Chairman and as a director. Mr. Nordlicht had previously been our principal executive officer and principal financial officer. In connection with Mr. Nordlicht’s resignation, our Chief Executive Officer, Barry Kostiner, has become our principal executive officer and principal financial officer. Mr. Kostiner continues to perform the same duties previously performed by Mr. Nordlicht in such capacity. There were no changes in internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance.

The board of directors and executive officers of Platinum and New TEC are as follows:

Name	Age	Position
Tim Culp	49	Chairman of the Board and Director
Barry Kostiner	35	Chief Executive Officer, Secretary and Director
William C. Glass	35	President and Director
Richard Geyser	38	Vice President
James H. Dorman	73	Executive Vice President
Jim L. Troxel	53	Executive Vice President
Michael G. Cunningham	51	Sr. Vice President and CFO - New TEC

Tim G. Culp has been our Chairman of the Board and a director since October 26, 2007. Prior to this, Mr. Culp joined Tandem in June 2005 as President and Chief Executive Officer and, in connection with the acquisition, became Chairman of the Board and a director of Platinum, as well as President and Chief Executive Officer of New TEC. Mr. Culp was a co-founder, senior officer and principal stockholder of TEC and Shamrock Energy Corporation and its operating affiliate, Arrowhead Operating, Inc. Prior to forming TEC, Mr. Culp was a Vice President with Adobe Resources Corporation. During Mr. Culp’s tenure, Adobe, TEC and Shamrock acquired over $140 million in oil and gas properties. Mr. Culp has over twenty-five years of oil and gas industry experience with over twenty years of experience in property acquisitions and development. Prior to joining Adobe, Mr. Culp was a manager for the public accounting firm of KPMG Peat Marwick. Mr. Culp received his Bachelor of Business Administration degree in Accounting from Texas Tech University in 1981.

Barry Kostiner has been our Chief Executive Officer, secretary and a member of our board of directors since inception. Mr. Kostiner has been involved in energy trading and structuring since 1992. Mr. Kostiner has negotiated structured transactions and built trading desks in electricity, natural gas options and physical gas. Mr. Kostiner was formerly a manager and principal of KD Resources, LLC, a privately-owned Delaware limited liability company engaged in the oil and gas exploration and production industry, which Mr. Kostiner founded with James H. Dorman, our Executive Vice President. Mr. Kostiner was the manager of Braesridge Energy LLC, which invests in energy companies, including ours, from its inception on July 19, 2007 through February 14, 2008. From March 2003 through 2005, he was a principal of Ellipse Energy LLC, a consulting and private equity firm. From March 2001 to January 2003, he was a managing director at Allegheny Energy, an energy trading and generation asset management company. At Allegheny, as a managing director, he was responsible for the physical gas trading desk that controlled fuel supply and risk management for 2,800 MW of natural gas fired generation, with an acquisition value of over $2 billion. He also was involved in initiating the coal trading group, the E&P asset acquisition and European trading businesses. From January 1999 until March 2001, he was a vice president at Merrill Lynch in its energy trading group which was subsequently sold to Allegheny Energy. From October 1995 until January 1999, he was an associate at Goldman Sachs in its energy origination group. Mr. Kostiner was a founding employee involved in business development, strategy and management for the joint venture between Goldman Sachs and Constellation Energy. He received a BS in Electrical Engineering and MS in applied mathematics from MIT. His master’s thesis jointly supervised by Harvard’s Kennedy School of Government was on mathematics applied to deregulated electricity markets.

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

James H. Dorman has been our Executive Vice President since inception. He brings with him 46 years of global experience in E&P. Since 2001, Mr. Dorman has been involved in various advisory projects. He has been a member of the board of directors for Transmeridian Exploration Inc., a public E&P company listed on the American Stock Exchange, for the past three years. Since May 2007, Mr. Dorman has been a manager and principal of KD Resources, LLC, a privately-owned Delaware limited liability company engaged in the oil and gas exploration and production industry, which Mr. Dorman founded with Barry Kostiner, our Chief Executive Officer and a director. From 1996 through 2001, Mr. Dorman formed a public Canadian exploration company, Doreal Energy, and with his partners developed successful exploration projects in England, Columbia and Portugal. From 1990 through 1995, Mr. Dorman advised Garnet Resources and American International Petroleum on the development of South American E&P assets, including the development of 1.5 mm acres in Columbia. From 1964 through 1989, Mr. Dorman held various positions at Tenneco. As Vice President of Exploration for the South America Division, Mr. Dorman had responsibility for 28 commercial discoveries, including the giant San Francisco - Balcon and Colombina oil fields, prior to Tenneco’s acquisition by Shell. Mr. Dorman began his career with Chevron in Louisiana in 1955. His diverse experience includes service as an Army Medic for the National Guard in Korea in 1951-2. Mr. Dorman has a BS with honors in Petroleum Geology from Mississippi State University and a MS in Geology from the University of Missouri.

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

Michael (Mickey) G. Cunningham has been New TEC’s Sr. Vice President and Chief Financial Officer since our acquisition of TEC. Prior to that, Mr. Cunningham served in the same capacity for Tandem since joining Tandem in May 2005. Mr. Cunningham has been a Certified Public Accountant since 1988 but, even prior to becoming a CPA, was involved in the oil and gas industry working as an accountant with Gulf Oil Corporation from 1980 in a wide variety of areas through a special management program developed by Gulf. From 1985 through 2005, Mr. Cunningham was Controller of Clayton Williams Energy, Inc. He has been a member of the AICPA and TSCPA since 1988.

Board Composition

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors (Class A), currently vacant, will expire at our first annual meeting of stockholders. The term of office of the second class of directors (Class B), consisting of William C. Glass, will expire at the second annual meeting. The term of office of the third class of directors (Class C), currently consisting of Tim G. Culp and Barry Kostiner, will expire at the third annual meeting. We currently have three vacancies on our board due to the resignations of Richard Sherry on November 3, 2006, Albert Helmig on May 11, 2007 and James E. Bashaw on May 16, 2007. At the consummation of the acquisition, Mr. Nordlicht resigned as Chairman and a director and our board appointed Mr. Culp as a Class C director to fill the vacancy in the class. Pursuant to the terms of the acquisition agreement, Platinum is required to appoint an individual recommended by Mr. Culp as a Class A director (which individual shall be “independent” within the meaning of the NASDAQ corporate governance rules), to fill the existing vacancy in that class. In addition, pursuant to the TEC acquisition agreement, Platinum has agreed that, for so long as Mr. Culp owns at least one percent (1%) of the outstanding shares of Platinum, to the extent permitted by applicable law and corporate governance rules, it shall: (i) cause Mr. Culp to be nominated to the board as a Class C director and submitted for election by the shareholders of Platinum; and (ii) cause an individual recommended by Mr. Culp to be nominated to the board as a Class A director (which individual shall be “independent” within the meaning of the NASDAQ corporate governance rules) and submitted for election by the shareholders of Platinum.

None of our current directors is independent under the requirements of the Nasdaq corporate governance rules. Following the consummation of the acquisition, we began seeking candidates who would be considered “independent” under the Nasdaq corporate governance standards. We expect that these individuals, once identified and appointed to current vacancies on the board, will serve on the board committees that we will create, namely: audit committee, compensation committee and nominating and corporate governance committee.

Board Committees

Corporate Governance - Audit Committee

We do not have an audit committee of our board of directors, nor do we have an audit committee financial expert. Furthermore, our equity securities are not listed on an exchange or automated quotation system that requires its listed companies to appoint an audit committee. Prior to the TEC acquisition and, thereby, our commencement of business operations, we did not believe that the nature of our business was such that an audit committee or audit committee financial expert would be useful or necessary. Following the consummation of the acquisition, we began seeking candidates who would be considered “independent” under the Nasdaq corporate governance standards. These individuals, once identified and appointed to fill the current vacancies on our board, will comprise our audit committee.

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

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee. As such, the entire board of directors performs the function of a compensation committee. The board of directors made the decision that our executive officers would not be compensated until the commencement of our operations following consummation of the TEC acquisition. Going forward, decisions regarding compensation of our officers and directors will be determined by the board until such time as a compensation committee is formed. Tim Culp (our Chairman of the Board), Barry Kostiner (our CEO and Secretary) and William C. Glass (our President) are executive officers and comprise our board of directors.

Compensation of Directors

William C. Glass is our only director who is not one of our “named executive officers.” Mr. Glass did not receive any compensation or fees in connection with his role as a member of our board of directors or as a member of any board committees in 2006 or 2007.

  Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires Platinum directors, officers and persons owning more than 10% of Platinum’s common stock to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based on its review of the copies of such reports furnished to Platinum, or representations from certain reporting persons that no other reports were required, Platinum believes that all applicable filing requirements were complied with during the fiscal year ended December 31, 2007 except as follows. One initial statement of beneficial ownership on Form 3 was not filed timely by Braesridge Energy LLC. Braesridge filed one late Form 4 in 2007 reporting seven purchases of common stock and filed one late Form 4 in 2008 reporting two purchases of warrants in 2007 and nineteen purchases of warrants in 2008.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of the named executive officers of our company should be read together with the compensation tables and related disclosures set forth below.

This compensation discussion and analysis explains our compensation philosophy, policies and practices with respect to our executive officers.

General. Our board of directors is responsible for establishing and administering policies governing the compensation of our executive officers. None of our current directors is independent under the requirements of the Nasdaq corporate governance rules. We are currently searching for candidates who would be considered “independent” under the Nasdaq corporate governance standards. We expect that these individuals, once identified and appointed to current vacancies on the board, will form a compensation committee at which point our policies with respect to executive compensation will be administered by our board in consultation with such compensation committee. We intend for our compensation policies to provide for compensation that is sufficient to attract, motivate and retain executives of outstanding ability and potential and to establish an appropriate relationship between executive compensation and the creation of shareholder value. To meet these goals, our compensation committee will be charged with recommending executive compensation packages to our board of directors.

It is anticipated that performance-based and equity-based compensation will be an important foundation in executive compensation packages as we believe it is important to maintain a strong link between executive incentives and the creation of shareholder value. We believe that performance and equity-based compensation can be an important component of the total executive compensation package for maximizing shareholder value while, at the same time, attracting, motivating and retaining high-quality executives. The 2006 Long Term Incentive Plan reflects what we believes is a focus on performance- and equity-based compensation. Since we do not yet have a compensation committee, we have not yet adopted any formal guidelines for allocating total compensation between equity compensation and cash compensation for executives hired in the future.

Overall, we seek to provide total compensation packages that are competitive in terms of potential value to our executives, and which are tailored to the unique characteristics and needs within the oil and gas industry in order to create an executive compensation program that will adequately reward our executives for their roles in creating value for our shareholders. We intend to be competitive with other similarly situated companies in the oil and gas industry.

The compensation decisions regarding our executives will be based on our need to attract individuals with the skills necessary for us to achieve our business plan, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above our expectations.

It is anticipated that our executives’ compensation will have three primary components - salary, cash incentive bonus and stock-based awards. We will view the three components of executive compensation as related but distinct. Although our compensation committee will review total compensation, we do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. We anticipate determining the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, individual performance and other information deemed relevant and timely. Since our compensation committee has not yet been formed, we have not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation.

In addition to the guidance provided by our compensation committee, we may utilize the services of third parties from time to time in connection with the hiring and compensation awarded to executive employees. This could include subscriptions to executive compensation surveys and other databases.

Our compensation committee will be charged with performing an annual review of our executive officers’ cash compensation and equity holdings to determine whether they provide adequate incentives and motivation to executive officers and whether they adequately compensate the executive officers relative to comparable officers in other companies.

Compensation Components

Base Salary. Generally, working with the compensation committee, we anticipate setting executive base salaries at levels comparable with those of executives in similar positions and with similar responsibilities at comparable companies. We will seek to maintain base salary amounts at or near the industry norms while avoiding paying amounts in excess of what we believe is necessary to motivate executives to meet corporate goals. It is anticipated that base salaries will generally be reviewed annually, subject to terms of employment agreements, and that the compensation committee and board will seek to adjust base salary amounts to realign such salaries with industry norms after taking into account individual responsibilities, performance and experience.

Annual Bonuses. We intend to utilize cash incentive bonuses for executives to focus them on achieving key operational and financial objectives within a yearly time horizon. Near the beginning of each year, the board, upon the recommendation of the compensation committee and subject to any applicable employment agreements, will determine performance parameters for appropriate executives. At the end of each year, the board and compensation committee will determine the level of achievement for each corporate goal.

Equity Awards. We will also use stock options and other stock-based awards to reward long-term performance. We believe that providing a meaningful portion of our executives’ total compensation package in stock options and other stock-based awards will align the incentives of our executives with the interests of our shareholders and with our long-term success. The compensation committee and board will develop their equity award determinations based on their judgments as to whether the complete compensation packages provided to our executives, including prior equity awards, are sufficient to retain, motivate and adequately award the executives. Equity awards will be granted through Platinum’s 2006 Long Term Incentive Plan described below.

Stock ownership guidelines have not been implemented by our board of directors for our named executive officers. We will continue to periodically review best practices and re-evaluate our position with respect to stock ownership guidelines.

Other Compensation. We will establish and maintain various employee benefit plans, including medical, dental, life insurance and 401(k) plans. These plans will be available to all salaried employees and will not discriminate in favor of executive officers. We may extend other perquisites to our executives that are not available to our employees generally.

Summary Compensation Table

The following table sets forth the aggregate compensation awarded to, earned by or paid to our Chairman and our Chief Executive Officer, who are collectively referred to as our named executive officers, in 2006 and 2007. Prior to our completion of the TEC acquisition on October 26, 2007, none of our executive officers received any compensation.

Name and Principal Position	Year	Salary ($)			Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)
Tim Culp, Chairman of the Board (1)	2007 2006	$ $	177,700 156,000	(2)	$ $	0 5,000	$ $	0 0	$ $	0 0	— —	— —	$ $	0 0	$ $	177,700 161,000

Barry Kostiner, Chief Excutive Officer and Secretary (3)	2007 2006	$ $	30,000 0		$ $	10,000 0	$ $	0 0	$ $	0 0	— —	— —	$ $	0 0	$ $	40,000 0

(1)	From January 1, 2006 until the completion of the TEC acquisition on October 26, 2007, Mr. Culp received compensation from TEC as an officer of TEC.

(2)	Of this total, $136,036 was earned prior to the completion of the TEC acquisition and $41,664 was earned after completion.

(3)	Mr. Kostiner did not receive any compensation from Platinum until the completion of the TEC acquisition on October 26, 2007.

Equity Awards

No options, restricted stock or other awards under our 2006 Long Term Incentive Plan or otherwise have been made or committed to be made by the Company as of the date of this report.

Pension Benefits

No pension benefits have been awarded or provided by us as of the date of this report.

Non-Qualified Deferred Compensation

We do not have any deferred compensation plans as of the date of this report.

Employment, Severance and Change of Control Arrangements

We have not entered into any employment, severance or change of control agreements. However, pursuant to the TEC acquisition agreement, we have agreed to enter into an employment agreement with Mr. Culp providing for Mr. Culp to serve as Chairman of Platinum for an initial term of not less than two years. In addition, under the terms of the acquisition agreement, we will enter into an employment agreement with Michael G. Cunningham, current employee of New TEC, providing for a term of at least two years and otherwise consistent with the written offers of employment accepted by such individuals.

We have entered into a merger agreement to acquire Maverick Engineering, Inc., pursuant to which, as a condition to closing, Mr. Robert Kovar will enter into an employment agreement with Platinum. The employment agreement provides that we will employ Mr. Kovar as Chief Operating Officer of Platinum and as President of Maverick, which will be our wholly owned subsidiary, pursuant to the merger agreement. The agreement provides for an initial five year period with a base salary at an annual rate of $200,000 and stock options pursuant to our 2006 Long Term Incentive Plan to purchase 250,000 shares of Company common stock over that 5 year period. Mr. Kovar will receive from an initial grant of stock options to purchase 50,000 shares of common stock of Platinum in the form of non-qualified stock options. On each of the four succeeding anniversaries of the effective date of the employment agreement, Mr. Kovar will receive an additional 50,000 non-qualified stock options pursuant to the 2006 Long Term Incentive Plan. All of such stock options: (i) shall entitle Mr. Kovar to purchase shares of Platinum common stock at an exercise price equal to the fair market value (as defined in the 2006 Long Term Incentive Plan) per share of Platinum’s common stock on the date of grant; and (ii) shall vest with respect to 10,000 of the shares on each anniversary of the grant until all shares represented by the stock options are granted. Upon a change in control of Platinum, the employment agreement provides that all options granted to Mr. Kovar will immediately vest. The agreement also contains certain non-solicit and non-compete provisions that will apply to Mr. Kovar. There can be no assurances that the acquisition of Maverick will be consummated, or that if it is consummated, that the employment agreement will be according to the terms described.

Long-Term Incentive Compensation Plan

Background

Platinum’s 2006 Long-Term Incentive Plan has been approved by our board of directors and our stockholders at the special meeting of stockholders held on October 26, 2007, in connection with the consummation of the TEC acquisition.

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

We may grant incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses, or collectively, awards, to our officers and key employees, and those of our subsidiaries. In addition, the Plan authorizes the grant of non-qualified stock options and restricted stock awards to our directors and to any independent contractors and consultants who by their position, ability and diligence are able to make important contributions to our future growth and profitability. Generally, all classes of our employees are eligible to participate in our Plan. No options, restricted stock or other awards under the Plan have been made or committed to be made as of the date of this report.

The following is a summary of the material provisions of our Plan and is qualified in its entirety by reference to the complete text of our Plan, a copy of which is filed as Exhibit 10.5 to our Current Report on Form 8-K filed November 1, 2007). We cannot determine the benefits to be received by our directors or officers under the Plan, or the benefits that would have been received by our directors and officers in 2006 had the Plan been in effect in 2006.

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

Restricted Stock. Restricted shares of our common stock may be granted under our Plan subject to such terms and conditions, including forfeiture and vesting provisions, and restrictions against sale, transfer or other disposition as the boa rd of directors or a committee of the board may determine to be appropriate at the time of making the award. In addition, the board of directors or a committee of the board may direct that share certificates representing restricted stock be inscribed with a legend as to the restrictions on sale, transfer or other disposition, and may direct that the certificates, along with a stock power signed in blank by the grantee, be delivered to and held by us until such restrictions lapse. The board of directors or a committee of the board, in its discretion, may provide in the award agreement for a modification or acceleration of shares of restricted stock in the event of permanent disability, retirement or other termination of employment or business relationship with the grantee. The maximum number of restricted shares that may be awarded under the Plan to any employee may not exceed 100,000 shares and the number of restricted shares that may be awarded in any fiscal year to any director may not exceed 10,000 shares.

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

Accounting Treatment

Under generally accepted accounting principles with respect to the financial accounting treatment of stock options used to compensate employees, upon the grant of stock options under our Plan, the fair value of the options will be measured on the date of grant and this amount will be recognized as a compensation expense ratably over the vesting period. Stock appreciation rights granted under the Plan must be settled in common stock. Therefore, stock appreciation rights granted under the Plan will receive the same accounting treatment as options. The cash we receive upon the exercise of stock options will be reflected as an increase in our capital. No additional compensation expense will be recognized at the time stock options are exercised, although the issuance of shares of common stock upon exercise may reduce basic earnings per share, as more shares of our common stock would then be outstanding.

When we make a grant of restricted stock, the fair value of the restricted stock award at the date of grant will be determined and this amount will be recognized over the vesting period of the award. The fair value of a restricted stock award is equal to the fair market value of our common stock on the date of grant.

Due to consideration of the accounting treatment of stock options and restricted stock awards by various regulatory bodies, it is possible that the present accounting treatment may change.

Tax Treatment

The following is a brief description of the federal income tax consequences, under existing law, with respect to awards that may be granted under our Plan.

Incentive Stock Options. An optionee will not realize any taxable income upon the grant or the exercise of an Incentive Stock Option. However, the amount by which the fair market value of the shares covered by the Incentive Stock Option (on the date of exercise) exceeds the option price paid will be an item of tax preference to which the alternative minimum tax may apply, depending on each optionee’s individual circumstances. If the optionee does not dispose of the shares of our common stock acquired by exercising an Incentive Stock Option within two years from the date of the grant of the Incentive Stock Option or within one year after the shares are transferred to the optionee, when the optionee later sells or otherwise disposes of the stock, any amount realized by the optionee in excess of the option price will be taxed as a long-term capital gain and any loss will be recognized as a long-term capital loss. We generally will not be entitled to an income tax deduction with respect to the grant or exercise of an Incentive Stock Option.

If any shares of our common stock acquired upon exercise of an Incentive Stock Option are resold or disposed of before the expiration of the prescribed holding periods, the optionee would realize ordinary income, instead of capital gain. The amount of the ordinary income realized would be equal to the lesser of (i) the excess of the fair market value of the stock on the exercise date over the option price; or (ii) in the case of a taxable sale or exchange, the amount of the gain realized. Any additional gain would be either long-term or short-term capital gain, depending on whether the applicable capital gain holding period has been satisfied. In the event of a premature disposition of shares of stock acquired by exercising an Incentive Stock Option, we would be entitled to a deduction equal to the amount of ordinary income realized by the optionee.

Non-Qualified Options. An optionee will not realize any taxable income upon the grant of a Non-Qualified Option. At the time the optionee exercises the Non-Qualified Option, the amount by which the fair market value at the time of exercise of the shares covered by the Non-Qualified Option exceeds the option price paid upon exercise will constitute ordinary income to the optionee in the year of such exercise. We will be entitled to a corresponding income tax deduction in the year of exercise equal to the ordinary income recognized by the optionee. If the optionee thereafter sells such shares, the difference between any amount realized on the sale and the fair market value of the shares at the time of exercise will be taxed to the optionee as capital gain or loss, short- or long-term depending on the length of time the stock was held by the optionee before sale.

Stock Appreciation Rights. A participant realizes no taxable income and we are not entitled to a deduction when a stock appreciation right is granted. Upon exercising a stock appreciation right, a participant will realize ordinary income in an amount equal to the fair market value of the shares received minus any amount paid for the shares, and we will be entitled to a corresponding deduction. A participant’s tax basis in the shares of common stock received upon exercise of a stock appreciation right will be equal to the fair market value of such shares on the exercise date, and the participant’s holding period for such shares will begin at that time. Upon sale of the shares of common stock received upon exercise of a stock appreciation right, the participant will realize short-term or long-term capital gain or loss, depending upon whether the shares have been held for more than one year. The amount of such gain or loss will be equal to the difference between the amount realized in connection with the sale of the shares, and the participant’s tax basis in such shares.

Restricted Stock Award. A recipient of restricted stock generally will not recognize any taxable income until the shares of restricted stock become freely transferable or are no longer subject to a substantial risk of forfeiture. At that time, the excess of the fair market value of the restricted stock over the amount, if any, paid for the restricted stock is taxable to the recipient as ordinary income. If a recipient of restricted stock subsequently sells the shares, he or she generally will realize capital gain or loss in the year of such sale in an amount equal to the difference between the net proceeds from the sale and the price paid for the stock, if any, plus the amount previously included in income as ordinary income with respect to such restricted shares.

A recipient has the opportunity, within certain limits, to fix the amount and timing of the taxable income attributable to a grant of restricted stock. Section 83(b) of the Code permits a recipient of restricted stock, which is not yet required to be included in taxable income, to elect, within 30 days of the award of restricted stock, to include in income immediately the difference between the fair market value of the shares of restricted stock at the date of the award and the amount paid for the restricted stock, if any. The election permits the recipient of restricted stock to fix the amount of income that must be recognized by virtue of the restricted stock grant. We will be entitled to a deduction in the year the recipient is required (or elects) to recognize income by virtue of receipt of restricted stock, equal to the amount of taxable income recognized by the recipient.

Performance Units and Performance Bonuses. A participant realizes no taxable income and we are not entitled to a deduction when performance units or performance bonuses are awarded. When the performance units or performance bonuses vest and become payable upon the achievement of the performance objectives, the participant will realize ordinary income equal to the amount of cash received or the fair market value of the shares received minus any amount paid for the shares, and we will be entitled to a corresponding deduction. A participant’s tax basis in shares of common stock received upon payment will be equal to the fair market value of such shares when the participant receives them. Upon sale of the shares, the participant will realize short-term or long-term capital gain or loss, depending upon whether the shares have been held for more than one year at the time of sale. Such gain or loss will be equal to the difference between the amount realized upon the sale of the shares and the tax basis of the shares in the participant’s hands.

Section 162(m) of the Code. Section 162(m) of the Code precludes a public corporation from taking a deduction for annual compensation in excess of $1.0 million paid to its chief executive officer or any of its four other highest-paid officers. However, compensation that qualifies under Section 162(m) of the Code as “performance-based” is specifically exempt from the deduction limit. Based on Section 162(m) of the Code and the regulations thereunder, our ability to deduct compensation income generated in connection with the exercise of stock options or stock appreciation rights granted under the Plan should not be limited by Section 162(m) of the Code. Further, we believe that compensation income generated in connection with performance awards granted under the Plan should not be limited by Section 162(m) of the Code. The Plan has been designed to provide flexibility with respect to whether restricted stock awards or performance bonuses will qualify as performance-based compensation under Section 162(m) of the Code and, therefore, be exempt from the deduction limit. If the vesting restrictions relating to any such award are based solely upon the satisfaction of one of the performance goals set forth in the Plan, then we believe that the compensation expense relating to such an award will be deductible by us if the awards become vested. However, compensation expense deductions relating to such awards will be subject to the Section 162(m) deduction limitation if such awards become vested based upon any other criteria set forth in such award (such as the occurrence of a change in control or vesting based upon continued employment with us).

  Certain Awards Deferring or Accelerating the Receipt of Compensation. Section 409A of the Internal Revenue Code, enacted as part of the American Jobs Creation Act of 2004, imposes certain new requirements applicable to “nonqualified deferred compensation plans.” If a nonqualified deferred compensation plan subject to Section 409A fails to meet, or is not operated in accordance with, these new requirements, then all compensation deferred under the plan may become immediately taxable. Stock appreciation rights and deferred stock awards which may be granted under the plan may constitute deferred compensation subject to the Section 409A requirements. It is our intention that any award agreement governing awards subject to Section 409A will comply with these new rules.

Limitations on Liability and Indemnification Matters

We have adopted provisions in our certificate of incorporation that will limit the liability of our directors and executive officers for monetary damages for breach of their fiduciary duties to the maximum extent permitted by Delaware law. Under Delaware laws a certificate of incorporation may provide that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for:

•	any breach of their duty of loyalty to our company or our stockholders;

•	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

•	any transaction from which the director derived an improper personal benefit.

The limits on a director’s or officer’s liability in our certificate of incorporation will not apply to liabilities arising under the federal securities laws and will not affect the availability of equitable remedies such as injunctive relief or rescission.

Our certificate of incorporation together with our bylaws provide that we must indemnify our directors and executive officers and may indemnify our other officers and employees and other agents to the fullest extent permitted by law. We believe that indemnification under our bylaws covers at least negligence and gross negligence on the part of indemnified parties. Our bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity, regardless of whether our bylaws would otherwise permit indemnification. We believe that the indemnification provisions of our certificate of incorporation and bylaws are necessary to attract and retain qualified persons as directors and officers. We also maintain directors’ and officers’ liability insurance.

We have entered and expect to continue to enter into agreements to indemnify our directors, executive officers and other employees as determined by the board of directors. These agreements provide for indemnification for related expenses including attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding. We believe that these provisions and agreements are necessary to attract and retain qualified persons as our directors and executive officers.

At present we are not aware of any pending litigation or proceeding involving any director, officer, employee or agent of our company in such person’s capacity with our company where indemnification will be required or permitted. We are also not aware of any threatened litigation or proceedings that might result in a claim for indemnification.

Director Compensation

Our current directors all serve as officers or employees and did not receive additional compensation for their board service in 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2008:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock
Azimuth Opportunity, Ltd. (2)	1,542,000	6.0%
J.D. Capital Management LLC (3) J. David Rogers	5,586,600	23.7%
Millennium Management LLC (4)	1,209,800	5.5%
D.B. Zwirn Special Opportunities Fund, L.P. (5) D.B. Zwirn Special Opportunities Fund, Ltd. HCM/2 Special Opportunities LLC	1,625,000	6.3%
QVT Financial LP (6)	1,250,983	5.16%
Braesridge Energy LLC (7)	8,473,100	31.3%
Tandem Energy Holdings, Inc. (8)	7,692,308	32.0%
Mark Nordlicht (9)	2,151,000	8.3%
Barry Kostiner (10)	968,130	4.0%
William C. Glass (11)	270,000	1.0%
Richard Geyser (12)	90,000	* %
James H. Dorman (13)	60,000	* %
Jim L. Troxel (14)	60,000	* %
Tim G. Gulp (8)	—	—
All directors and executive officers as a group (6 individuals)	1,448,130	6.0%

*Denotes percentages of less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is 25 Phillips Parkway, Montvale, New Jersey 07645.

(2)
Based upon a Statement on Schedule 13G (Amendment No. 1) dated December 13, 2006 filed by Azimuth Opportunity, Ltd. The address of Azimuth Opportunity, Ltd. is c/o WSmiths Finance, Nemours Chambers, P.O. Box 3170, Road Town, Tortola, British Virgin Islands.

(3)
Based upon a Statement on Schedule 13D dated March 10, 2008 filed by J.D. Capital Management LLC (“JD Capital”) and J. David Rogers, we understand that JD Capital is the investment manager of Tempo Master Fund LP and Tempo Fund LLC and, by virtue of such status, may be deemed to be the beneficial owner of 3,392,400 shares of common stock and presently exercisable warrants to purchase 2,194,200 shares of common stock owned by Tempo. Mr. Rogers is the managing member of J.D. Capital and has voting and investment power with respect to the shares. The address of J.D. Capital and Mr. Rogers is Two Greenwich Plaza, Greenwich, Connecticut 06830.

(4)
Based upon a Statement on Schedule 13D dated December 26, 2007 filed by Millenco LLC, Millennium Partners, L.P., Millennium Management LLC and Israel A. Englander. Millenco LLC is the beneficial owner of 1,101,400 shares of common stock and presently exercisable warrants to purchase 8,400 shares at an exercise price of $6.00 per share. Millennium Partners, L.P. is the beneficial owner of 100,000 shares of common stock. Millennium Management LLC is the manager of Millenco LLC and the managing partner of Millennium Partners, L.P. Mr. Englander is the managing member of Millennium Management LLC. Therefore, both Millennium Management LLC and Mr. Englander may be deemed to beneficially own an aggregate of 1,209,800 shares. The address of each of the parties is c/o Millennium Management LLC, 666 Fifth Avenue, New York, New York 10103.

(5)
Based upon a Statement on Schedule 13G dated September 5, 2006 filed by D.B. Zwirn & Co., L.P., DBZ GP, LLC, Zwirn Holdings, LLC, Daniel B. Zwirn, D.B. Zwirn Special Opportunities Fund, L.P. (“Fund L.P.”), D.B. Zwirn Special Opportunities Fund, Ltd. (“Fund Ltd.”) and HCM/Z Special Opportunities LLC (“Opportunities LLC”), D.B. Zwirn & Co., L.P., DBZ GP, LLC, Zwirn Holdings, LLC, and Daniel B. Zwirn may each be deemed the beneficial owner of (i) 573,750 shares of common stock owned by Fund, L.P., (ii) 932,500 shares of common stock owned by Fund, Ltd. and (iii) 118,750 shares of common stock owned by Opportunities LLC. D.B. Zwirn & Co., L.P. is the manager of each of Fund L.P., Fund Ltd. and Opportunities LLC, and, consequently, has voting control and investment discretion over the shares of common stock held by each of the Funds. Furthermore, Daniel B. Zwirn is the managing member of, and thereby controls, Zwirn Holdings, LLC, which in turn is the managing member of and, thereby, controls DBZ GP, LLC, which in turn is the general partner of and thereby controls D.B. Zwirn & Co., L.P. The address of each of the parties is 745 Fifth Avenue, 18th Floor, New York, NY 10151, except for Fund Ltd. which has an address at P.O. Box 896, George Town, Harbour Centre, 2nd Floor, Grand Cayman, Cayman Islands, British West Indies and Opportunities LLC which has an address at Seven Mile Beach, Grand Cayman, Cayman Islands, British West Indies.

(6)
Based upon a Statement on Schedule 13G (Amendment No. 1) dated February 7, 2008 filed by QVT Financial LP, QVT Financial GP LLC, QVT Fund LP, and QVT Associates GP LLC. QVT Financial LP is the investment manager for QVT Fund LP, which beneficially owns 940,595 shares of common stock. QVT Financial LP is also the investment manager for a separate discretionary account, which holds 106,092 shares of common stock. QVT Financial LP has the power to direct the vote and disposition of the common stock held by each of the QVT Fund LP and the separate discretionary account. Accordingly, QVT Financial LP may be deemed to be the beneficial owner of an aggregate amount of 1,250,983 shares of common stock. QVT Financial LP is the general partner of QVT Financial LP and QVT Associates GP LLC is the general partner of the QVT Fund LP. The address of each of the parties is 1177 Avenue of the Americas, 9 th Floor New York, New York 10036, except QVT Fund LP whose address is Walkers SPV, Walkers House, P.O. Box 908GT, Mary Street, George Town, Grand Cayman, Cayman Islands.

(7)
Based on a Statement on Schedule 13D (Amendment No. 10) dated March 5, 2008, filed by Braesridge Energy LLC and Syd Ghermezian and a Form 4 filed by Braesridge Energy LLC and Syd Ghermezian, dated March 26, 2008, the 8,473,100 shares listed includes (i) 3,454,800 shares of common stock and (ii) presently exercisable warrants to purchase 5,018,300 shares at an exercise price of $6.00 per share.   Braesridge Energy LLC’s address is 9440 West Sahara, Suite 240, Las Vegas, Nevada 89117. For a description of Braesridge and activities with respect thereto by our Chief Executive Officer, Barry Kostiner, see “Certain Relationships and Related Party Transactions” beginning on page 62 of this report.

(8)
Immediately prior to its dissolution and distribution of its assets - which are comprised of these shares - Tandem will hold these shares, which it acquired as a result of its merger with TEC, its wholly-owned subsidiary. On February 14, 2008, we filed a registration statement on Form S-1 relating to the distribution of the shares to the Tandem shareholders. On or about the effective date of that registration statement, these shares will be distributed to the shareholders of Tandem as part of Tandem’s dissolution and distribution of its assets. Mr. Tim Culp, a shareholder of Tandem and our Chairman of the Board and a member of our board of directors, will receive approximately 27% of the Platinum common stock covered by the registration statement in Tandem’s dissolution. Mr. Culp disclaims any beneficial ownership of the Platinum shares held by Tandem. Tandem’s address is 200 N. Loraine, Suite 400, Midland, Texas 79701.

(9)
Includes 21,000 shares owned directly by Mr. Nordlicht and 2,130,000 shares held by Platinum Management (NY) LLC, a limited liability company controlled by Mr. Nordlicht. The address of Mr. Nordlicht and Platinum Management (NY) LLC is 152 West 57th Street, New York, New York 10019.

(10)
Does not include an aggregate of 480,000 shares of common stock he may receive in the event Messrs. Glass, Geyser, Dorman or Troxel’s shares do not vest as described below in footnotes 11, 12, 13, and 14, respectively. Prior to the IPO, Mr. James E. Bashaw (a former director of Platinum) entered into a Subscription Agreement to subscribe for 45,000 shares of Platinum common stock. Pursuant to the Agreement, Mr. Bashaw agreed that in the event he ceases to remain a director of Platinum until the expiration of the escrow period, Mr. Kostiner would have the right to elect within 3 months following such termination of services to purchase Mr. Bashaw’s shares at $0.0001 per share. On August 15, 2007, Mr. Kostiner entered into an agreement with Mr. Bashaw pursuant to which Mr. Kostiner agreed to purchase Mr. Bashaw’s 45,000 shares of Platinum common stock at the expiration of the three year escrow period, conditioned upon consummation of the asset acquisition. These shares will remain in escrow until the expiration of the three year escrow period.

(11)
These shares vest in full upon the expiration of the three-year escrow period, October 24, 2008, provided Mr. Glass is still affiliated with us at such time, or if his affiliation has been terminated without cause or as a result of death or disability. In the event Mr. Glass is not affiliated with us, for reasons other than as described in the previous sentence, at the time of the expiration of the three-year escrow period, these shares revert back to Mr. Kostiner upon his election, within three months of Mr. Glass’ termination, to purchase the shares at $.0001 per share.

(12)
These shares vest in full upon the expiration of the three-year escrow period, October 24, 2008, provided Mr. Geyser is still affiliated with us at such time, or if his affiliation has been terminated without cause or as a result of death or disability. In the event Mr. Geyser is not affiliated with us, for reasons other than as described in the previous sentence, at the time of the expiration of the three-year escrow period, these shares revert back to Mr. Kostiner upon his election, within three months of Mr. Geyser’s termination, to purchase the shares at $.0001 per share.

(13)
These shares vest in full upon the expiration of the three-year escrow period, October 24, 2008, provided Mr. Dorman is still affiliated with us at such time, or if his affiliation has been terminated without cause or as a result of death or disability. In the event Mr. Dorman is not affiliated with us, for reasons other than as described in the previous sentence, at the time of the expiration of the three-year escrow period, these shares revert back to Mr. Kostiner upon his election, within three months of Mr. Dorman’s termination, to purchase the shares at $.0001 per share.

(14)
These shares vest in full upon the expiration of the three-year escrow period, October 24, 2008, provided Mr. Troxel is still affiliated with us at such time, or if his affiliation has been terminated without cause or as a result of death or disability. In the event Mr. Troxel is not affiliated with us, for reasons other than as described in the previous sentence, at the time of the expiration of the three-year escrow period, these shares revert back to Mr. Kostiner upon his election, within three months of Mr. Troxel’s termination, to purchase the shares at $.0001 per share. Mr. Troxel’s business address is 1001 McKinney, Suite 2200, Houston, Texas 77002.

Securities Authorized for Issuance Under Our Long-Term Incentive Compensation Plan

The following chart reflects the status of securities authorized under our Long-Term Incentive Plan as of December 31, 2007:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	N/A	N/A	4,000,000
Equity compensation plans not approved by security holders	N/A	N/A	0
Total	N/A	N/A	4,000,000

Item 13. Certain Relationships and Related Transactions and Director Independence

Review, Approval or Ratification of Related Party Transactions

We do not maintain a formal written procedure for the review and approval of transactions with related persons. It is our policy for the disinterested members of our board to review all related party transactions on a case by case basis. To receive approval, a related-party transaction must have a business purpose for Platinum and be on terms that are fair and reasonable to Platinum and as favorable to Platinum as would be available from non-related entities in comparable transactions.

Platinum Related Party Transactions

Prior to our IPO, we issued an aggregate of 3,250,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at an average purchase price of approximately $0.0077 per share as follows:

Name	Number of Shares	Relationship to Us
Platinum Management (NY) LLC	1,922,918	Stockholder (beneficially owned by our former Chairman, Mark Nordlicht)
Barry Kostiner	812,500	Chief Executive Officer, Secretary and Director
William C. Glass	243,750	President and Director
Richard Geyser	81,250	Vice President
James H. Dorman	54,166	Executive Vice President
Jim L. Troxel	54,166	Executive Vice President
Albert Helmig	40,625	Former Director
James E. Bashaw	40,625	Former Director

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

On October 21, 2005, we effected a four-for-five reverse stock split, effectively raising the purchase price to $0.0069 per share. The sole purpose for such reverse stock split authorized by the board and approved by our stockholders was to maintain the existing stockholders’ collective ownership at 20% of our issued and outstanding shares of common stock immediately after our IPO. Following the reverse stock split, there were 3,600,000 shares of common stock outstanding as reflected in the section entitled “Security Ownership Of Certain Beneficial Owners And Management” beginning on page 58.

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

Platinum Partners Value Arbitrage, L.P., an affiliate of Mark Nordlicht, made available to us certain office and secretarial services, as we required from time to time through the consummation of the TEC acquisition. We agreed to pay Platinum Partners Value Arbitrage, L.P. $7,500 per month for these services. Platinum Management NY LLC is the general partner of Platinum Partners Value Arbitrage, L.P. and Mark Nordlicht, our former Chairman of the Board, is the managing member and 100% owner of Platinum Management (NY) LLC. As a result, he benefited from the transaction to the extent of his interest in Platinum Partners Value Arbitrage, L.P. However, this arrangement was solely for our benefit and was not intended to provide Mr. Nordlicht compensation in lieu of a salary. We believe, based on fees for similar services in the New York City metropolitan area, that the fee charged by Platinum Partners Value Arbitrage, L.P. was at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving this transaction.

During 2005, Mark Nordlicht, our former Chairman of the Board, advanced a total of approximately $180,000 to us to cover expenses related to the IPO. This loan was repaid together with interest at a rate of 4% per annum upon consummation of the IPO. During 2006, Mr. Nordlicht advanced to us an aggregate of $75,000 pursuant to two promissory notes. During 2007, Mr. Nordlicht advanced to us an aggregate of $1,032,000 pursuant to twelve promissory notes. The notes accrued interest at a rate of 5% per annum and matured upon the consummation of the TEC acquisition. We paid the amounts owing under the notes at the closing of the TEC acquisition and the notes were cancelled.

We have reimbursed and will continue to reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible acquisitions. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

Pursuant to an escrow agreement, all of the shares of our common stock outstanding prior to our IPO were placed in escrow with American Stock Transfer & Trust Company, as escrow agent, until the earliest of (i) October 24, 2008; (ii) our liquidation; or (iii) the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating the TEC acquisition.

During the escrow period, the holders of these shares are not able to sell or transfer their securities except to their spouses and children or trusts established for their benefit, but have retained all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow.

Mr. Lance Duncan, a director and officer of Tandem for a short time from March 2005 through June 1, 2005, introduced Platinum’s management to Tandem, which resulted in the acquisition agreement. As a consequence of his efforts in this regard, we paid to Mr. Duncan a finder’s fee of $3.0 million at the consummation of the TEC acquisition for introduction of the parties. We also entered into a consulting agreement with Mr. Duncan, the term of which commenced upon the consummation of the TEC acquisition, for future consulting services including investigation and evaluation of possible future acquisitions for us. Under the terms of the consulting agreement, we agreed to issue to Mr. Duncan a total of 714,286 shares of our restricted common stock, 25% to be issued upon commencement of services and the remainder in semi-annual installments of 25% each over the eighteen month term of the agreement. On October 26, 2007, the first installment of 178, 572 shares were issued to Mr. Duncan.

Simultaneous with the purchase of TEC by Tandem in June 2005, TEC acquired the Shamrock Assets, comprised largely of oil and gas properties, for $44.2 million. At the date of the Shamrock acquisition, TEC’s then sole stockholder, Mr. Tim Culp, also owned or controlled two-thirds of the outstanding stock of Shamrock. The remaining one-third of Shamrock was owned or controlled by Mr. Jack Chambers who received approximately $19.2 million, including cash of $2.6 million, the issuance of a $3.0 million note payable, repayment of certain Shamrock debt totaling $1.6 million and 4.0 million shares of Tandem common stock valued at $3.00 per share, or $12.0 million, for his one-third interest. The note payable to Mr. Chambers was repaid in connection with the consummation of the TEC acquisition on October 26, 2007.

In connection with the acquisition of the two-thirds interest in Shamrock, TEC paid to Messrs. Tim and Dyke Culp, $25.0 million, including payment of cash totaling $5.3 million, notes payable of $6.0 million, and the repayment of certain Shamrock debt totaling approximately $3.2 million, and issued to Messrs. Culp an aggregate 3.5 million shares of Tandem common stock valued at $3.00 per share or $10.5 million. The notes payable to Messrs. Tim and Dyke Culp were repaid in connection with the consummation of the TEC acquisition on October 26, 2007. During 2007 Tim Culp received interest income from the notes, totaling $1,179,658.

Braesridge Energy, LLC

Our Chief Executive Officer, Barry Kostiner, is 28% owner of Braesridge Energy, LLC and was the manager of Braesridge from its inception on July 19, 2007 until February 14, 2008. Braesridge is a privately owned entity formed by Mr. Kostiner and an entity controlled by the Ghermezian family, to invest in energy opportunities. Mr. Kostiner transferred to Braesridge his interest in KD Resources, LLC, an oil and gas company purchased in May 2007 by Mr. Kostiner and Mr. Dorman, the executive vice president of Platinum, in exchange for his interest in Braesridge. Braesridge has entered into several plans in conformity with Rule 10b5-1 under the Securities Exchange Act of 1934 under which Braesridge has purchased an aggregate of 3,454,800 shares of our common stock and 5,018,300 warrants to purchase our shares at $6.00 per share. As of the date of this report, to our knowledge, Braesridge has made no other investment and holds no other interests other than KD Resources and Platinum securities. Braesridge is currently the beneficial owner of 31.3% of the outstanding shares of our company. See “Securities Ownership of Certain Beneficial Owners and Managers.” As manager of Braesridge, Mr. Kostiner’s duties included review of, and due diligence relating to, investment opportunities in the oil and gas industry, subject to his fiduciary and other duties owed to Platinum as described below.

As our director and Chief Executive Officer, Mr. Kostiner is subject to fiduciary duties to us, which includes, under Delaware law, the requirement to present business opportunities to a corporation if (i) the corporation could financially undertake the opportunity; (ii) the opportunity is within the corporation’s line of business; and (iii) it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation. Thus, to the extent a business opportunity arises that satisfies the above criteria, Mr. Kostiner would be required to first present the opportunity to our board. Further, Mr. Kostiner is subject to our Code of Ethics pursuant to which our employees, officers and directors must refrain from engaging in any activity or having a personal interest that presents a “conflict of interest.” To the extent any potential business opportunity could constitute a conflict of interest transaction, Mr. Kostiner would be required to seek a waiver from compliance with the Code of Ethics from the disinterested directors of our board. If our disinterested directors chose not to pursue the business opportunity and Mr. Kostiner was granted a waiver of the Code of Ethics, then, as disclosed under “Directors and Executive Officers of the Registrant and Corporate Governance - Code of Ethics,” such waiver would be posted on the Company’s web site. Mr. Kostiner was granted a waiver from the Code of Ethics in connection with the purchase of certain oil and gas properties by KD Resources, LLC. Under the terms of his agreement with the Ghermezian family, Mr. Kostiner must first present any oil and gas business opportunity satisfying the criteria referenced above to Platinum and must receive a waiver of his obligations under our Code of Ethics before the business opportunity would be available to Braesridge. For further discussion on conflicts of interests, see “Risk Factors - Our officers and directors are now and may in the future become affiliated with entities engaged in business activities similar to ours and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

Director Independence

Our equity securities are not listed on an exchange or automated quotation system that requires its listed companies to have independent directors.

Under the Nasdaq rules, a majority of the board of directors must be comprised of independent directors as defined in Nasdaq Rule 4200. Under Nasdaq Rule 4200(a)(15), an "Independent director" means a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The rule then sets forth a list of persons who are not considered independent under these rules. Audit committee members are subject to additional, more stringent requirements under Nasdaq Rule 4350(d). Audit committee members must: (i) be independent as defined under Rule 4200; (ii) meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 (subject to the exemptions provided in Exchange Act Rule 10A-3(c)); (iii) not have participated in the preparation of the financial statements of the company or any current subsidiary of the company at any time during the past three years; and (iv) be able to read and understand fundamental financial statements, including a company's balance sheet, income statement, and cash flow statement. None of our current directors can be deemed independent under the Nasdaq rules and our company does not have separately designated audit, compensation or nominating committees.

Item 14. Principal Accountant Fees and Services

The firm of Marcum & Kleigman LLP acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

Audit Fees

The aggregate fees for professional services rendered by our principal accountants, Marcum & Kleigman LLP, for 2007 and 2006 were:

Type of Fees	2006	2007
Audit fees	$122,500	$117,500
Audit-related fees	$0	$126,000
Tax fees	$4,800	$7,500
All other fees	$0	$0

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

During the year ended December 31, 2007, the fees for our principal accountant were $117,500 for the review of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 and the audits of our financial statements to be included in our Annual Reports on Form 10-K for the years ended December 31, 2006 and December 31, 2007.

Audit Related Fees

During the fiscal year ended December 31, 2006, the audit related fees for our principal accountant were $0.00. During the fiscal year ended December 31, 2007, the audit related fees for our principal accountant were $126,000 in connection with the acquisition of TEC (financial statements included in the definitive proxy statement).

Tax Fees

During fiscal year 2006, our principal accountant rendered services to us for tax compliance in the amount of $4,800, and rendered no services with respect to tax advice and tax planning.

During fiscal year 2007, our principal accountant rendered services to us for tax compliance in the amount of $7,500, and rendered no services with respect to tax advice and tax planning.

All Other Fees

During 2006 and 2007, there were no fees billed for services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. Our board of directors approved the engagement of Marcum & Kleigman LLP as our independent registered public accounting firm in a meeting held on March 28, 2008.

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

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibi Number	Exhibit Description
2.1
Asset Acquisition Agreement and Plan of Reorganization dated October 4, 2006 by and among Platinum, Tandem Energy Corporation, a Colorado corporation, and PER Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Corporation (included as Annex A of the Definitive Proxy Statement (File No. 000-51553), filed October 17, 2007 and incorporated by reference herein)

2.2
Amendment No. 1 to the Asset Acquisition Agreement and Plan of Reorganization dated December 6, 2006 by and among Platinum, Tandem Energy Corporation and PER Acquisition Corporation (included as Annex A of the Definitive Proxy Statement (File No. 000-51553), filed October 17, 2007 and incorporated by reference herein)

2.3
Amendment No. 2 to the Asset Acquisition Agreement and Plan of Reorganization dated February 9, 2007 by and among Platinum, Tandem Energy Corporation and PER Acquisition Corporation (included as Annex A of the Definitive Proxy Statement (File No. 000-51553), filed October 17, 2007 and incorporated by reference herein)

2.4
Amendment No. 3 to the Asset Acquisition Agreement and Plan of Reorganization dated March 29, 2007 by and among Platinum, Tandem Energy Corporation and PER Acquisition Corporation (included as Annex A of the Definitive Proxy Statement (File No. 000-51553), filed October 17, 2007 and incorporated by reference herein)

2.5
Amendment No. 4 to the Asset Acquisition Agreement and Plan of Reorganization dated June 1, 2007 by and among Platinum, Tandem Energy Corporation and PER Acquisition Corporation (included as Annex A of the Definitive Proxy Statement (File No. 000-51553), filed October 17, 2007 and incorporated by reference herein)

2.6
Amendment No. 5 to the Asset Acquisition Agreement and Plan of Reorganization dated July 18, 2007 by and among Platinum, Tandem Energy Corporation and PER Acquisition Corporation (included as Annex A of the Definitive Proxy Statement (File No. 000-51553), filed October 17, 2007 and incorporated by reference herein)

2.7
Amendment No. 6 to the Asset Acquisition Agreement and Plan of Reorganization dated September 4, 2007 by and among Platinum, Tandem Energy Corporation and PER Acquisition Corporation (included as Annex A of the Definitive Proxy Statement (File No. 000-51553), filed October 17, 2007 and incorporated by reference herein)

2.8
Amendment No. 7 to the Asset Acquisition Agreement and Plan of Reorganization dated October 26, 2007 by and among Platinum, Tandem Energy Corporation and PER Acquisition Corporation (incorporated by reference from Exhibit 2.8 to Platinum’s Current Report on Form 8-K filed November 1, 2007)

2.9
Agreement and Plan of Merger among Platinum Energy Resources, Inc., PERMSub, Inc., Maverick Engineering, Inc. and Robert L. Kovar Services, LLC as Stockholder Representative entered into as of March 18, 2008 (incorporated by reference from Exhibit 2.1 to Platinum’s Current Report on Form 8-K filed March 20, 2008)

3.1	Amended and Restated Certificate of Incorporation of Platinum (incorporated by reference from Exhibit 3.1 to Platinum’s Current Report on Form 8-K filed November 1, 2007)

3.2	Amended and Restated Bylaws of Platinum (incorporated by reference from Exhibit 3.2 to Platinum’s Current Report on Form 8-K filed November 1, 2007)

4.1	Specimen Unit Certificate (incorporated by reference from Exhibit 4.1 to Platinum’s Registration Statement on Form S-1 (File No. 333-125687) on June 10, 2005)

4.2	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.2 to Platinum’s Registration Statement on Form S-1 (File No. 333-125687) on June 10, 2005)

4.3	Specimen Warrant Certificate (incorporated by reference from Exhibit 4.3 to Platinum’s Registration Statement on Form S-1 (File No. 333-125687) on June 10, 2005)

4.4
Form of Warrant Agreement between American Stock Transfer & Trust Company and the Registrant (incorporated by reference from Exhibit 4.4 to Platinum’s Registration Statement on Form S-1 (File No. 333-125687) on June 10, 2005)

4.5	Form of Unit Purchase Option to be granted to Representative (incorporated by reference from Exhibit 4.5 to Platinum’s Registration Statement on Form S-1 (File No. 333-125687) on June 10, 2005)

4.6
Warrant Clarification and Confirmation Agreement, dated as of November 3, 2006, between Platinum Resources, Inc. and American Stock Transfer and Trust Company (incorporated by reference from Exhibit 4.1 to Platinum’s Current Report on Form 8-K filed November 9, 2006)

4.7
Amendment to Unit Purchase Options, dated as of November 3, 2006, among Platinum Energy Resources, Inc. and the holders of Unit Purchase Options (incorporated by reference from Exhibit 4.2 to Platinum’s Current Report on Form 8-K filed November 9, 2006)

10.1
Credit Agreement among Tandem Energy Corporation, PER Gulf Coast, Inc. and Bank of Texas, N.A. entered into as of March 14, 2008 (incorporated by reference from Exhibit 10.1 to Platinum’s Current Report on Form 8-K filed March 20, 2008)

10.2	Credit Agreement, effective as of June 8, 2005, between TEC and Guaranty Bank, FSB (incorporated by reference from Exhibit 10.1 to Platinum’s Current Report on Form 8-K filed November 1, 2007)

10.3
First Amendment to Credit Agreement, effective as of October 21, 2005, between TEC and Guaranty Bank, FSB (incorporated by reference from Exhibit 10.2 to Platinum’s Current Report on Form 8-K filed November 1, 2007)

10.4
Waiver and Second Amendment to Credit Agreement, effective as of February 15, 2006, between TEC and Guaranty Bank, FSB (incorporated by reference from Exhibit 10.3 to Platinum’s Current Report on Form 8-K filed November 1, 2007)

10.5
Assignment, Waiver and Third Amendment to Credit Agreement, effective as of October 26, 2007, among TEC, New TEC and Guaranty Bank, FSB (incorporated by reference from Exhibit 10.4 to Platinum’s Current Report on Form 8-K filed November 1, 2007)

10.6	Platinum’s 2006 Long-Term Incentive Compensation Plan (incorporated by reference from Exhibit 10.5 to Platinum’s Current Report on Form 8-K filed November 1, 2007)

10.7
Office Lease Agreement executed July 28, 2006 by and between Loraine at Texas Office Tower, Ltd. dba Centennial Tower, Ltd. and TEC (incorporated by reference from Exhibit 10.6 to Platinum’s Current Report on Form 8-K filed November 1, 2007)

10.8
Form of Stock Escrow Agreement between the Registrant, American Stock Transfer & Trust Company and the Initial Stockholders (incorporated by reference from Exhibit 10.10 to Platinum’s Registration Statement on Form S-1 (File No. 333-125687) on June 10, 2005)

10.9
Form of Registration Rights Agreement among the Registrant and the Initial Stockholders (incorporated by reference from Exhibit 10.13 to Platinum’s Registration Statement on Form S-1 (File No. 333-125687) on June 10, 2005)

10.10
Purchase and Sale Agreement, dated December 18, 2007 entered into between Tandem Energy Corporation and Lothian Oil, Inc. (incorporated by reference from Exhibit 10.1 to Platinum’s Current Report on Form 8-K filed on January 3, 2008)

10.11
Amendment, dated December 27, 2007 to Purchase and Sale Agreement, dated December 18, 2007 entered into between Tandem Energy Corporation and Lothian Oil, Inc. (incorporated by reference from Exhibit 10.2 to Platinum’s Current Report on Form 8-K filed on January 3, 2008)

14	Code of Conduct and Ethics (incorporated by reference from Exhibit 14 to Platinum’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed on March 24, 2006)

21	Subsidiaries of Platinum

24	Power of Attorney (included on the signature page)

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification

PLATINUM ENERGY RESOURCES, INC.

INDEX TO FINANCIAL STATEMENTS

Platinum Energy Resources, Inc.
Report of Independent Registered Public Accounting Firm	F1-1
Consolidated Balance Sheets — December 31, 2007 and 2006	F1-2
Consolidated Statements of Operations — For the years ended December 31, 2007 and 2006 and the period from April 25, 2005 (inception) to December 31, 2005	F1-3
Consolidated Statements of Changes in Stockholders’ Equity — For the years ended December 31, 2007 and 2006 and the period from April 25, 2005 (inception) to December 31, 2005	F1-4
Consolidated Statements of Cash Flows — For the years ended December 31, 2007 and 2006 and the period from April 25, 2005 (inception) to December 31, 2005	F1-5
Notes to Consolidated Financial Statements	F1-6
Tandem Energy Holdings, Inc.
Report of Independent Certified Public Accountants	F2-1
Consolidated Balance Sheets — October 26, 2007 and December 31, 2006	F2-2
Consolidated Statements of Operations — For the period from January 1, 2007 through October 26, 2007 and the year ended December 31, 2006	F2-3
Consolidated Statements of Stockholders’ Equity (Deficit) — For the period from January 1, 2007 through October 26, 2007 and the year ended December 31, 2006	F2-4
Consolidated Statements of Cash Flows — For the period from January 1, 2007 through October 26, 2007 and the year ended December 31, 2006	F2-5
Notes to Consolidated Financial Statements	F2-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUTING FIRM

To the Board of Directors and Stockholders of
Platinum Energy Resources Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Platinum Energy Resources Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years ended, December 31, 2007 and 2006 and for the period from April 25, 2005 (Inception) to December 31, 2005. We have also audited the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Platinum Energy Resources Inc. and Subsidiaries at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the years December 31, 2007 and 2006 and for the period from April 25, 2005 (Inception to December 31, 2005) in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Marcum & Kliegman LLP

New York, New York
March 31, 2008

F1-1

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006

ASSETS

CURRENT ASSETS
Cash	$16,429,619	$-
Cash and cash equivalents held in trust	—	109,213,492
Accounts receivable, net
Oil and gas sales	2,619,363	—
Affiliates and other	668,216	—
Inventory	88,556	—
Prepaid expenses and other current assets	299,445	79,526

Total Current Assets	20,105,199	109,293,018

Property and equipment, at cost
Oil and gas properties, full cost method	170,571,663	—
Other	3,293,108	—
Less accumulated depreciation, depletion and amortization	(1,253,026)	—
Property and equipment, net	172,611,745	—

Other assets
Deferred acquisition and financing costs	—	1,662,632
Fair value of commodity derivatives	73,446	—
Advance payment and costs, Pleasanton transaction	2,522,639	—
Covenant not to compete	376,164	—
Real estate held for development	2,700,000	—

Total Assets	$198,389,193	$110,955,650

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable
Trade	$1,132,725	$1,471,167
Oil and gas sales	1,074,222	—
Due to related party	—	85,585
Notes payable - stockholder	—	75,000
Fair value of commodity derivatives	3,116,542	—
Asset retirement obligation - current	186,545	—
Accrued liabilities and other	181,430	—
Income taxes payable	254,960	130,960
Total Current Liabilities	5,946,424	1,762,712

Asset retirement obligation	3,390,094	—
Deferred income taxes	48,085,215	—
Common stock subject to possible redemption, 2,878,560 shares at conversion value	—	21,831,777
	51,475,309	21,831,777
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 1,000,000 authorized, 0 issued	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized; 24,068,675 and 18,000,000 shares (which includes 2,878,560 subject to possible conversion in 2006) issued and outstanding, respectively	2,407	1,512
Additional paid-in capital	155,064,142	85,424,242
Retained earnings	1,562,375	1,935,407
Treasury stock - 1,997,913 shares	(15,661,464)	—

Total Stockholders' Equity	140,967,460	87,361,161

Total Liabilities and Stockholders' Equity	$198,389,193	$110,955,650

See notes to consolidated financial statements

F1-2

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from April 25, 2005 (Inception) to December 31, 2005

Revenues
Oil and Gas Sales	$4,308,184	$-	$-

Costs and expenses
Lease and other operating expense	1,776,247	—	—
Marketing, general and administrative expense	2,741,235	717,590	150,399
Administrative cost allowance - related party	28,015	68,710	16,875
Depreciation, depletion and amortization expense	1,253,026	—	—
Accretion of abandonment obligations	38,358	—	—

Total costs and expenses	5,836,881	786,300	167,274

Operating loss	(1,528,697)	(786,300)	(167,274)

Other Income (Expenses)
Interest income, net of interest allocated to common stock subject to possible
redemption of $616,217, $760,718 and $0	2,799,229	2,568,672	476,102
Interest (expense)	(59,580)	(2,693)	(5,000)
Change in fair value of commodity derivatives	(1,472,522)	—	—
Other	(23,462)	—	—
Total other income, net	1,243,665	2,565,979	471,102

(Loss) Income Before Income Taxes	(285,032)	1,779,679	303,828
Provision For Income Taxes	88,000	120,000	28,100

Net (Loss) Income	$(373,032)	$1,659,679	$275,728

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	18,876,347	15,121,440	6,549,489
Diluted	18,876,347	17,479,194	6,980,246

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.02)	$0.11	$0.04
Diluted	$(0.02)	$0.09	$0.04

See notes to consolidated financial statements

F1-3

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional paid-in	Retained	Treasury	Total stockholders'
	Shares	Amount	capital	earnings	Stock	equity

Common shares issued to founders for cash, May 6, 2005 at $.0077 per share	3,250,000	$325	$24,675	$—	$—	$25,000
Retroactive effect of common stock dividend, declared September 23, 2005	1,250,000	125	(125)	—	—	—
Retroactive effect of four-for-five reverse split effected October 21, 2005	(900,000)	(90)	90	—	—	—
Sale of 14,400,000 units, net of underwriters’ discount and offering expenses (includes 2,878,560
shares subject to possible conversion), October 28, 2005 at $8.00 per Unit	14,400,000	1,440	106,470,273	—	—	106,471,713
Proceeds subject to possible conversion of 2,878,560 shares, October 28, 2005 at $7.32 per Unit	(2,878,560)	(288)	(21,070,771)	—	—	(21,071,059)
Proceeds from issuance of option, October 28, 2005	—	—	100	—	—	100
Net income, for the period from April 25, 2005 (Inception) to December 31, 2005	—	—	—	275,728	—	275,728
Balance at December 31, 2005	15,121,440	1,512	85,424,242	275,728	—	85,701,482
Net income, for the year ended December 31, 2006	—	—	—	1,659,679	—	1,659,679
Balance at December 31, 2006	15,121,440	1,512	85,424,242	1,935,407	—	87,361,161
Shares not redeemed by shareholders upon TEC	1,076,355	108	8,390,687	—	—	8,390,795
Issaunce of shares in connection with acquisition of TEC	7,692,308	769	59,999,231	—	—	60,000,000
Shares issued to consultant for services	178,572	18	1,249,982	—	—	1,250,000
Treasury shares purchased	(1,997,913)	—	—	—	(15,661,464)	(15,661,464)
Net (loss), for the year ended December 31, 2007	—	—	—	(373,032)	—	(373,032)

Balance at December 31, 2007	22,070,762	$2,407	$155,064,142	$1,562,375	$(15,661,464)	$140,967,460

See notes to consolidated financial statements

F1-4

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from April 25, 2005 (Inception) to December 31, 2005

Cash Flows From Operating Activities
Net (loss) income	$(373,032)	$1,659,679	$275,728
Adjustments to reconcile net (loss) income to net cash provided by
(used in) operating activities:
Depreciation, depletion and amortization	1,253,026	—	—
Accretion of asset retirement obligation	38,358	—	—
Amortization/writeoff of bank loan fees	25,000	—	—
Stock based compensation	1,250,000	—	—
Change in fair value of derivatives	1,472,522	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,114,095)	—	—
Inventory	(2,974)	—	—
Prepaid expenses and other current assets	10,905	39,185	(118,711)
Accounts payable	119,215	241,273	87,795
Accrued liabilities and other	(177,695)	—	—
Due to related party	(85,585)	68,710	16,875
Income taxes payable	108,655	102,860	28,100
Commodity derivatives	(2,636,855)	—	—
Net cash (used in) provided by operating activities	(112,555)	2,111,707	289,787

Cash Flows From Investing Activities
Deposits to Trust Fund	(3,082,629)	(3,329,390)	(105,884,102)
Release of Cash held in trust fund	112,296,121	—	—
Additions to property and equipment	(1,713,819)	—	—
Performance deposit	—	(500,000)	—
Recovery of perfomance deposit upon restructuring	—	500,000	—
Acquisition of business of TEC, net of cash acquired of $2,959,773	(41,744,861)	—	—
Acquistion of other business	(15,518,501)	—	—
Advance payment and costs, Pleasanton transaction	(2,522,639)	—	—
Deferred acquistion costs	(1,994,052)	(520,533)	—
Net cash provided by (used in) investing activities	45,719,620	(3,849,923)	(105,884,102)

Cash Flows From Financing Activities
Interest on cash held in trust allocated to common
stock subject to possible redemption	616,217	760,718	—
Proceeds from the sale of common stock	—	—	25,000
Proceeds from notes payable-stockholder	1,032,000	75,000	180,000
Repayment of note payable-stockholder	(1,107,000)	—	(180,000)
Payments to redeeming shareholders	(14,057,199)	—	—
Gross proceeds of public offering	—	—	115,200,000
Payments of costs of public offering	—	—	(8,728,287)
Purchase of treasury stock	(15,661,464)	—	—
Proceeds from issuance of underwriter’s stock option	—	—	100
Net cash (used in) provided by financing activities	(29,177,446)	835,718	106,496,813

Net Increase (Decrease) in Cash	16,429,619	(902,498)	902,498

Cash - Beginning of the Period	—	902,498	—

Cash - End of Period	$16,429,619	$—	$902,498

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$(59,580)	$2,693	$5,000
Income taxes - state	$—	$17,140	$—
Non-Cash Investing and Financing Activities:
Non-Converting common shares subject to possible redemption converted to equity	$8,390,795	$—	$—
Deferrred acquisition costs accrued and deferred	$100,000	$1,142,099	$—

Acquisition of TEC:
Assets acquired and liabilities assumed:
Cash	$2,959,773
Accounts Receivable	1,923,957
Inventory	85,582
Property and equipment
Oil and gas properties, full cost method	154,881,344
Other	1,381,398
Other current assets	246,169
Real estate held for development	2,700,000
Accounts payable	(1,983,134)
Fair value of commodity derivatives - noncurrent	(4,207,430)
Asset retirement obligation	(2,542,881)
Deferred income taxes	(48,100,560)
Total purchase price	107,344,218
Less: Cash consideration paid to sellers	(41,704,634)
Less: Cash paid to finder	(3,000,000)
Less: Other closing costs including legal and accounting	(2,639,584)
Non-cash consideration - common stock issued to seller	$60,000,000

All other acquisition:
Assets acquired and liabilities assumed:
Accounts Receivable	$883,655
Due from TEC on date of acquisition	64,976
Property and equipment
Oil and gas properties, full cost method	13,553,206
Other	1,635,900
Covenant not to compete, gross	376,164
Asset retirement obligation	(995,400)
	15,518,501
Less: Cash consideration paid to sellers	(15,465,365)
Less: Legal fees	(53,136)
Non-cash consideration	$—

See notes to consolidated financial statements

F1-5

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
And the Period From April 25, 2005 (Inception) to December 31, 2005

Note 1 - Organization, Business and Operations

Platinum Energy Resources, Inc. and subsidiaries (the “Company” or “Platinum”) was incorporated in Delaware on April 25, 2005 as a blank check company for the purpose of effecting a business combination with an unidentified operating business in the global oil and gas Exploration & Production (“E&P”) industry. In October 2007, the Company acquired substantially all of the assets and assumed all of the liabilities of Tandem Energy Corporation (which is sometimes referred to herein as “TEC”) described in Note 4 below, a Colorado Corporation. The Company had no operations other than conducting an initial public offering and seeking a business combination.

Currently the Company is an independent oil and gas exploration and production company. It has approximately 37,000 acres under lease in relatively long-lived fields with well-established production histories, 21,000 of which were acquired as part of the TEC acquisition. The Company’s properties are concentrated primarily in the Gulf Coast region in Texas, the Permian Basin in Texas and New Mexico and the Fort Worth Basin in Texas.

The registration statement of the Company’s initial public offering (the “Offering”) was declared effective on October 24, 2005. The Company consummated the Offering on October 28, 2005 and received net proceeds of approximately $106,472,000. See Note 3 - “Initial Public Offering,” for a complete discussion. On October 26, 2007 the Company successfully consummated a Business Combination, as more fully described in Note 4 herein. See Note 4 -“Business Combination” for a discussion of the definitive Asset Acquisition Agreement and Plan of Reorganization entered into on October 26, 2006, as amended, which replaced an Agreement and Plan or Merger entered into on January 26, 2006 with the same parties.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounting policy most affected by management’s estimates and assumptions is the reliance on estimates of proved reserves to compute the provision for depreciation, depletion and amortization (“DD&A”), and the determination of any impairment of long-lived assets.

Oil and Gas Properties

The Company uses the full cost method of accounting for exploration and development activities as defined by the Securities and Exchange Commission (“SEC”). Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country. The Company has defined a cost center by country. Currently, all of the Company’s oil and gas properties are located within the continental United States.

F1-6

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
And the Period From April 25, 2005 (Inception) to December 31, 2005

Note 2 — Summary of Significant Accounting Policies - continued

Properties and equipment may include costs that are excluded from costs being depreciated or amortized. Oil and gas costs excluded represent investments in unproved properties and major development projects in which New TEC owns a direct interest. These unproved property costs include nonproducing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the capitalized costs being amortized in the DD&A pool.

Depreciation, Depletion and Amortization

The depreciable base for oil and gas properties includes the sum of capitalized costs net of accumulated DD&A, estimated future development costs and asset retirement costs not accrued in oil and gas properties, less costs excluded from amortization and salvage. The depreciable base of oil and gas properties and mineral investments are amortized using the unit-of-production method based on total proved oil and gas reserves. Properties and equipment carrying values do not purport to represent replacement or market values.

Proved Oil and Gas Reserves

In accordance with Rule 4-10(a) of SEC Regulation S-X, proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalation based upon future conditions.

(i)
Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation tests. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

(ii)
Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the “proved” classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

(iii)	Estimates of proved reserves do not include the following:

(A)	oil that may become available from known reservoirs but is classified separately as “indicated additional reserves”;

(B)	crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors;

(C)	crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and

(D)	crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

F1-7

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
And the Period From April 25, 2005 (Inception) to December 31, 2005

Note 2 — Summary of Significant Accounting Policies - continued

Ceiling Test

Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. Currently, all of the Company’s operations are located in the United States. The capitalized costs of proved oil and gas properties, net of accumulated DD&A and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, generally using prices in effect at the end of the period held flat for the life of production and including the effect of derivative instruments that qualify as cash flow hedges, discounted at 10%, net of related tax effects, plus the cost of unevaluated properties and major development projects excluded from the costs being amortized. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A.

Asset Retirement Obligation

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to recognize a liability for the present value of all legal obligations associated with the retirement of tangible, long-lived assets and capitalize an equal amount as a cost of the asset. The cost of the abandonment obligations, less estimated salvage values, is included in the computation of depreciation, depletion and amortization.

Income Taxes

The Company follows the asset and liability method prescribed by SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under this method of accounting for income taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in enacted tax rates is recognized in income in the period that includes the enactment date.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS 109, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Stock-Based Compensation

The Company has adopted SFAS No. 123(R) “Share Based Payment” (“SFAS 123(R)”). This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance.

F1-8

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
And the Period From April 25, 2005 (Inception) to December 31, 2005

Note 2 — Summary of Significant Accounting Policies - continued

SFAS 123(R) addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.Under SFAS 123(R), SBP awards are measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and results in a charge to operations. No such instruments were issued in 2005, 2006 and 2007.

Non-Employee Stock Based Compensation

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123(R) and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” (“EITF 96-18”) which requires that such equity instruments be recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests. No such instruments were issued in 2005, 2006 and 2007. The Company issued 178,572 shares of its common stock in connection with a consulting agreement as described in Note 6 (f).

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

Reconciliations between the numerators and denominators of the Basic and Diluted EPS computations for earnings for each period are as follows.

	Year Ended December 31, 2007
	Net Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amounts
Basic EPS
Net Income	$(373,032)	18,876,347	$(0.02)
Effect of Dilutive Securities	—	—	—
Warrants		—	—
Net income attributable to common stock and assumed exercise of warrants	$(373,032)	18,876,347	$(0.02)

F1-9

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
And the Period From April 25, 2005 (Inception) to December 31, 2005

Note 2 — Summary of Significant Accounting Policies - continued

	Year Ended December 31, 2006
	Net Income (Numerator)	Shares (Denominator)	Per Share Amounts
Basic EPS
Net Income	$1,659,679	15,121,440	$0.11
Effect of Dilutive Securities
Warrants	$—	2,357,754	$(0.02)
Net income attributable to common stock and assumed exercise of warrants	$1,659,679	17,479,194	$0.09

	Period From April 25, 2005 through December 31, 2005
	Net Income (Numerator)	Shares (Denominator)	Per Share Amounts
Basic EPS
Net Income	$275,728	6,549,489	$0.04
Effect of Dilutive Securities
Warrants	$—	430,757	$0.00
Net income attributable to common stock and assumed exercise of warrants	$275,728	6,980,246	$0.04

In 2005 and 2006, common shares subject to possible conversion of 2,878,560 were excluded from the calculation of Basic EPS in 2006 and 2007 since such shares if redeemed, only participate in their Pro-Rata share of the trust earnings. Subsequent to the date of the Acquisition transaction, October 26, 2007, an additional 1,076,355, which were not redeemed, were included in the determination of weighted average number of common shares outstanding. The Company has determined that the Warrants contained in the Units sold in the IPO (see Note 3) are dilutive for all the 2005 and 2006 periods, and accordingly included the effects of the Warrants in Diluted EPS using the Treasury Stock Method in those periods, and has determined that their inclusion in 2007 would be antidilutive and thus excluded the affects of the Warrants in 2007. An option to purchase 720,000 Units was excluded in the computation of Diluted EPS because the option exercise price exceeded the average market price for the Units in all periods.

F1-10

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
And the Period From April 25, 2005 (Inception) to December 31, 2005

Note 2 — Summary of Significant Accounting Policies - continued

Environmental Expenditures

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed.

Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component is fixed or reliably determinable.

Hedging Activities

From time to time, the Company may utilize derivative instruments, consisting of swaps, floors and collars, to attempt to reduce its exposure to changes in commodity prices and interest rates. The Company accounts for its derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires that all derivative instruments be recognized as assets or liabilities in the balance sheet, measured at fair value. The accounting for changes in the fair value of a derivative depends on both the intended purpose and the formal designation of the derivative. Designation is established at the inception of a derivative, but subsequent changes to the designation are permitted. The Company has elected not to designate any of its derivative financial contracts as accounting hedges and, accordingly, has accounted for these derivative financial contracts using mark-to-market accounting. Changes in fair value of derivative instruments which are not designated as cash flow hedges are recorded in other income (expense) as changes in fair value of derivatives.

Cash and Cash Equivalents

The Company considers all cash and highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk - Cash

The Company maintains its cash balances at two major financial institutions. Certain balances may at times exceed the federally insured limits established by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Concentration Risk - Other

The Company sells its oil and natural gas production to various customers, serves as operator in the drilling, completion and operation of oil and gas wells, and from time to time enters into derivatives transactions with various counterparties. When management deems appropriate, the Company may obtain letters of credit to secure amounts due from its significant oil and gas purchasers and follow other procedures to monitor credit risk from joint owners and derivatives counterparties.

Inventory

Inventory consists primarily of tubular goods and other well equipment which the Company plans to utilize in its ongoing exploration and development activities and is carried at the lower of cost or market value.

Real Estate Held for Development

The Company’s real estate held for development was recorded at fair market value when the Company completed its purchase of the assets of Tandem Energy Corporation on October 26, 2007 as described more fully in Note 4, and relates to approximately 41 acres of undeveloped land located near Tomball, Texas.

F1-11

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
And the Period From April 25, 2005 (Inception) to December 31, 2005

Note 2 — Summary of Significant Accounting Policies - continued

Revenue Recognition and Gas Balancing

The Company utilizes the sales method of accounting for oil, natural gas and natural gas liquids revenues whereby revenues, net of royalties, are recognized as the production is sold to purchasers. The amount of gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant gas imbalance positions at December 31, 2007 and 2006.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, established standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. There were no differences between net income and comprehensive income in 2007, 2006 or 2005.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s trade receivables consist primarily of receivables from non-operators who own an interest in properties which the Company operates, and trade receivables associated with the operations of the Company’s wholly owned subsidiary, Red Iron Tool, Inc. Insofar as the receivables relate to oil and gas trade receivables, the Company has the ability and the right to withhold oil and gas revenues from any owner who is delinquent in their payments. The accounts receivables of Red Iron Tool, Inc. are generally with established customers with no history of non-payment. With respect to these accounts receivable acquired in the Lothian acquisition described in Note 4, the Company established an allowance for doubtful accounts approximating $100,000 upon acquisition. .

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure requirements related to the use of fair value measures in financial statements. SFAS 157 will be effective for the Company’s financial statements for the fiscal year beginning January 1, 2008.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which will become effective on January 1, 2008. FAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings.

In April 2007, the FASB issued FASB Staff Position FIN 39-1, Amendment of FASB Interpretation No. 39. FSP FIN 39-1 clarifies that a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement. FSP FIN 39-1 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

F1-12

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
And the Period From April 25, 2005 (Inception) to December 31, 2005

Note 2 — Summary of Significant Accounting Policies - continued

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces FASB Statement No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non- controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions that occur in an entity’s fiscal year that begins after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008.

Note 3 — Initial Public Offering

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

In connection with the Offering, the Company issued an option (the “Units Purchase Option” or “UPO”), for $100.00, to the representative of the underwriters to purchase up to 720,000 Units at an exercise price of $10.00 per Unit. The Units issuable upon exercise of this option are identical to those described in the preceding paragraph, except that the warrants underlying the Units will be exercisable at $7.50 per share. This option is exercisable at $10.00 per Unit commencing on the later of the consummation of a Business Combination or one year from the date of the prospectus relating to the Offering (October 24, 2005) and expiring five years from such date. The option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. The option and the 720,000 units, the 720,000 shares of common stock and the 720,000 warrants underlying such units, and the 720,000 shares of common stock underlying such warrants, were deemed compensation by the National Association of Securities Dealers (“NASD”) and are therefore subject to a 180-day lock-up. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of the Offering prospectus. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the date of the Offering with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company would be obligated to bear all fees and expenses attendant to registering the securities.

F1-13

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
And the Period From April 25, 2005 (Inception) to December 31, 2005

Note 3 — Initial Public Offering - continued

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

The Company has accounted for the fair value of the option, inclusive of the receipt of the $100.00 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of this option was approximately $2,412,000 ($0.168 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to the representative of the underwriters was estimated as of the date of grant using the following assumptions: (i) expected volatility of 49.65%, (ii) risk-free interest rate of 4.34%, (iii) expected life of 5 years and (iv) a dividend rate of zero.

Because the Company did not have a trading history, the Company estimated the potential volatility of its common stock price based upon volatility of a representative sample of comparable companies.

Note 4 — Business Combinations

 a. Tandem Energy Acquisition

On October 4, 2006, Platinum, through its wholly-owned subsidiary, PER Acquisition Corporation (which changed its name to Tandem Energy Corporation (“New TEC”), a Delaware corporation, upon consummation of the Acquisition), entered into an Acquisition Agreement pursuant to which Platinum would acquire all of the assets and assume substantially all of the liabilities of the predecessor entity, Tandem Energy Corporation (TEC), a Colorado corporation, including the assumption of approximately $42 million of TEC’s debt, in exchange for the issuance of approximately 8 million shares of Platinum common stock.

On October 26, 2007, Platinum consummated the TEC acquisition pursuant to the Acquisition Agreement. At the closing, New TEC acquired all of the assets and assumed substantially all of the liabilities of TEC for $107,344,219, including approximately $41.7 million of TEC’s debt (including accrued interest), in exchange for the issuance of 7,692,308 shares of Platinum common stock with a per share cash value of $7.80 per share. Included in the purchase price were customary closing costs and commissions associated with the transaction.

F1-14

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
And the Period From April 25, 2005 (Inception) to December 31, 2005

Note 4 — Business Combinations - continued

At the closing of the Acquisition, the net proceeds of the IPO that were placed in the trust account, including the interest thereon (approximating $112 million in the aggregate), were released to the Company and were used to (i) retire the $41.7 million in indebtedness of TEC assumed in connection with the TEC acquisition, (ii) make payments in the aggregate amount of $14,057,199 to Platinum stockholders owning 1,802,205 shares of common stock who voted against the acquisition and exercised their rights to convert their shares into a pro rata portion of the trust account and (iii) pay a finder’s fee of $3.0 million to Mr. Lance Duncan, as well as other transaction-related expenses. The remainder of the funds became available to the Company for corporate purposes.

In November 2007, Platinum repurchased 1,997,913 shares of Platinum common stock for a total purchase price of $15,661,464 (including commissions) pursuant to its previously announced share repurchase program. The remainder of the funds will be applied towards, among other things, future acquisitions (see Note 4, Business Combinations), working capital, capital expenditures and further repurchases of shares of Platinum common stock.

 In addition, in accordance with the Asset Acquisition agreement, the Company filed a registration statement with the Securities and Exchange Commission with respect to the approximately 7.7 million Platinum common shares issued in connection with the Acquisition. This registration statement has not yet become effective.

In connection with the Asset Acquisition Agreement:

•
The Company retained C.K. Cooper & Company, Inc., an investment banking firm, to provide a fairness opinion as to whether the consideration to be paid by the Company in the Asset Acquisition was fair, from a financial point of view, to the Company’s stockholders and that the fair value of TEC was at least equal to 80% of the Company’s net assets. C.K. Cooper was originally retained to provide a fairness opinion in connection with the previously proposed merger with Tandem and was paid $50,000 at that time. In October 2006, the Company, entered into a letter agreement with C.K. Cooper to provide a fairness opinion in connection with respect to the Asset Acquisition Agreement, with $25,000 paid upon execution of the arrangement and an additional $25,000 due upon closing of the Asset Acquisition.

•
The Company entered into a Finders Agreement and a Consulting Agreement with Mr. Lance Duncan, an individual with prior affiliations with Tandem, who had been given limited authority by Tandem management to act on its behalf. These agreements are more fully described in Note 6f.

b. Other Business Combinations

The following acquisitions (the “Other Acquisitions”) made in late 2007 are reflected in Platinum’s consolidated results of operations for the period from their respective dates of acquisition and the balance sheet as of December 31, 2007 in accordance with the provisions of SFAS #141, “Business Combinations”.

•
In December 2007, Platinum, through its wholly owned subsidiary, PER Gulf Coast, Inc., acquired a 50% working interest in the La Rosa field for approximately $5.3 million. Although the La Rosa field is a producing field of approximately 3,800 acres in Refugio County, Texas, actual production was minimal. The primary focus of the acquisition is related to its recompletion and re-entry potential. The entire purchase price was allocated to oil and gas properties.

•
In December 2007, Platinum, through its wholly owned subsidiary, Tandem Energy Corporation, acquired, out of bankruptcy court, oil and gas properties, including approximately 200 producing wells, located in Chavez, Lea and Eddy counties, New Mexico previously owned by Lothian Oil, Inc. for $6.9 million. Approximately 55% of the reserves are proved developed. On the closing date, production was approximately 140 gross barrels of oil equivalents (“boe”) per day, and one of the primary fields is adjacent to the Ballard Field in Eddy County. Approximately $700,000 of the purchase price was allocated to accounts receivable. The balance of the purchase price, $6.2 million, was allocated to oil and gas properties.

F1-15

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
And the Period From April 25, 2005 (Inception) to December 31, 2005

Note 4 — Business Combinations - continued

•
In December 2007, Platinum, through its wholly owned subsidiary, Tandem Energy Corporation, acquired an additional 50% working interest in the Barnett Shale acreage within the Ball Field for approximately $920,000. This acquisition increased the net acreage position by 2,300 net acres and gave us a 100% working interest in the Barnett Shale. The entire purchase price was allocated to oil and gas properties. There is currently no production on this lease from the Barnett Shale.

•
In December 2007, Platinum purchased, for approximately $2.2 million (including transaction costs), the outstanding stock of Red Iron Tool, Inc.( Red Iron). As a result, Red Iron is now a wholly owned subsidiary of Platinum. Red Iron owns three pulling units and other service equipment near TEC’s Ira field in Scurry County, Texas. One of its rigs has been continuously servicing that field since June, 2007. The other two have been under contract by other operators. Additionally, the former president of Red Iron, will assist TEC in providing oversight of the Ira Field. Red Iron may continue to contract the rigs to third party operators when not in use on the Company’s properties. Of the acquisition cost, approximately $1.6 million was allocated to the equipment acquired, approximately $185,000 in accounts receivable, and approximately $376,000 was allocated to the former owners 2 year employment agreement, and non-compete contract. The cost allocated to the contract will be amortized over the life of the non-compete of five years.

•
In December 2007, Platinum purchased through its wholly owned subsidiary, TEC, a 100% working interest in various producing leases in Scurry county, Texas for approximately $300,000. TEC is the operator of these leases which are located near TEC’s Ira Unit.

The assets and liabilities of TEC and the other acquisitions were recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition in accordance with the provisions for SFAS # 141, “Business Combinations”.

F1-16

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
And the Period From April 25, 2005 (Inception) to December 31, 2005

Note 4 — Business Combinations - continued

The following details the allocation of the purchase price of the TEC and Other Acquisitions:

Consideration -	TEC	Other Acquisitions	Total
Cash	$47,344,219	$15,518,501	$62,862,720
Equity instruments (7,692,308 Platinum common shares )	60,000,000	-	60,000,000
	$107,344,219	$15,518,501	$122,862,720

Recognized amount of identifiable assets acquired and
liabilities assumed -
Assets acquired
Cash	$2,959,773	$883,655	$3,843,428
Accounts receivable, net	1,923,957	-	1,923,957
Inventory	85,582	-	85,582
Property and equipment:
Oil and Gas Properties	154,881,344	13,553,206	168,434,550
Other	1,381,398	1,635,900	3,017,298
Covenant not to compete and other	246,169	441,140	687,309
Real estate held for development	2,700,000	-	2,700,000
Liabilities assumed
Accounts payable and other	(1,983,133)	-	(1,983,133)
Asset retirement obligations	(2,542,881)	(995,400)	(3,538,281)
Fair value of commodity derivatives	(4,207,430)	-	(4,207,430)
Deferred income taxes	(48,100,560)	-	(48,100,560)

Total identifiable net assets	$107,344,219	$15,518,501	$122,862,720

Unaudited Pro-Forma Financial Information

The following table represents the affect of the aforementioned acquisitions on revenues, net income loss and EPS included in Platinum’s consolidated income statement for the year ended December 31, 2007 and the revenue and operating income of the combined entity had the acquisition had occurred on January 1, 2007 or January 1, 2006:

Total of Acquisitions
	Revenue	Income (Loss) Before Income Taxes	Net Income (Loss)	Earnings (loss) per share

Actual from acquisition date through 12/31/07	$ 4,300,000	$ (700,000)	$ (540,000)	$ (0.02)

Supplemental pro forma from 1/1/07 - 12/31/07	$ 22,546,777	$ (4,800,000)	$(1,700,000)	$ (0.07)

Supplemental pro forma from 1/1/06 - 12/31/06	$ 22,297,811	$ (2,800,000)	$ 2,900,000	$ (0.02)

For certain acquisition transactions for which adequate data was not available, estimates of expenses were assumed.

F1-17

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
And the Period From April 25, 2005 (Inception) to December 31, 2005

Note 4 — Business Combinations - continued

The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the TEC acquisition or the Other Acquisitions had been completed as of the beginning of 2007, or 2006, nor are they necessarily indicative of future consolidated results.

The pro forma revenues include the revenues and operating profit of the TEC acquisition, the Lothian acquisition and the Red Iron acquisition. No pro forma results are presented for the La Rosa or the Barnett Shale acquisitions, as the information was not available or was immaterial.

Other Non-Controlling Acquisitions by Platinum

In November 2007, Platinum, through its wholly owned subsidiary, PER Gulf Coast, Inc., acquired a non-controlling 12% working interest in the North Minnie Bock field, a producing field in Nueces County, Texas for approximately $1.1 million. Although the North Minnie Bock field is a producing field of approximately 3,800 acres, actual production was minimal. The primary focus of the acquisition is related to its recompletion and re-entry potential. The entire purchase price was allocated at fair value to oil and gas properties.

Note 5— Note Payable — Stockholder

In the year ended December 31, 2006 and 2007, the Company received an aggregate of $75,000 and $1,032,000, respectively from the proceeds of a note payable to an officer and stockholder of the Company. The notes, which bore interest at 5% per annum, were repaid upon the consummation of the Asset Acquisition Agreement on October 26, 2007.

Note 6 - Commitments

a. The Company has engaged Casimir Capital LP (“CCLP”), the representative of the underwriters, on a non-exclusive basis, as its agent for the solicitation of the exercise of the Warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the SEC, the Company has agreed to pay CCLP for bona fide services rendered, a commission equal to 5% of the exercise price for each warrant exercised more than one year after the date of an effective prospectus if the exercise was solicited by the underwriters. In addition to soliciting, either orally or in writing, the exercise of the warrants, the representative’s services may also include disseminating information, either orally or in writing, to warrant holders about the Company or the market for its securities, and assisting in the processing of the exercise of the warrants. No compensation will be paid to the representative upon the exercise of the warrants if:

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

F1-18

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
And the Period From April 25, 2005 (Inception) to December 31, 2005

Note 6 - Commitments - continued

b. On March 20, 2006, the Board of Directors of the Company approved its 2006 Long-Term Incentive Plan (the “Plan”), which became effective with the consummation of the Asset Acquisition of TEC and the approval of the Company’s stockholders. Pursuant to Plan, the Company may grant incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses, or collectively, awards, to officers and key employees. In addition, the Plan authorizes the grant of non-qualified stock options and restricted stock awards to directors and to any independent contractors and consultants. Generally, all classes of employees are eligible to participate in the Plan.

The Company has reserved a maximum of 4 million shares of its authorized common stock for issuance upon the exercise of awards to be granted pursuant to the Plan.

Other than stock options issuable in connection with the Maverick acquisition described in Note 15 below, no options, restricted stock or other awards under the Plan have been made or committed to be made as of the date hereof.

d. Leases

The Company leases office space from third parties under non-cancelable operating leases that expire October, 2010. The Company also has operating leases for office equipment. Rental expense pursuant to these facility and equipment leases amounted to $12,424 for the period from October 27, 2007 through December 31, 2007. In January 2008, the Company expanded its space and extended its lease maturity. Future minimum annual lease payments, which reflect this modification, under the non-cancelable lease for the years ending December 31 are as follows:

2008	$119,269
2009	125,410
2010	121,320
2011	80,880
Thereafter	—
$446,879

e. Stock Repurchase Program

In November 2006, the Company’s board approved a share repurchase program to repurchase shares of Company common stock in open market transactions in an amount up to $80 million, following the consummation of a the Asset Acquisition. On November 1, 2007, the board of directors instituted the initial stage of this share repurchase program and established a plan in conformity with the provisions of Rule 10b5-1 to purchase up to 2,000,000 shares of Platinum common stock in open market transactions during the month of November 2007, subject to the broker, volume, price and timing restrictions of Rule 10b-18 under the Securities Exchange Act of 1934. Pursuant to the plan, the Company purchased 1,997,913 shares for an aggregate of $15,661,464 in November 2007 under this stage of the repurchase program. The initial share repurchase plan expired November 30, 2007, but the Company may resume repurchases in the future, pursuant to our share repurchase program.

f. Consulting Agreement

Mr. Lance Duncan, a director and officer of Tandem for a short time from March 2005 through June 1, 2005, introduced Platinum’s management to Tandem, which resulted in the Asset Acquisition Agreement. As a consequence of his efforts in this regard, Mr. Duncan was paid a finder’s fee of $3.0 million at the consummation of the TEC acquisition for introduction of the parties. The Company also entered into a consulting agreement with Mr. Duncan, the term of which commenced upon the consummation of the TEC acquisition, for consulting services, including investigation and evaluation of possible future acquisitions for the Company. Under the terms of the consulting agreement, the Company valued such services at $5 million and agreed to issue to Mr. Duncan a total of 714,286 shares of the Company’s restricted common stock in consideration over the period of service. These shares are to be issued in semi-annual installments over the eighteen month term of the agreement beginning with the closing of the TEC acquisition. On October 26, 2007, the first installment of 178, 572 irrevocable shares were issued to Mr. Duncan. The accompanying financial statements for the period from October 26, 2007 to December 31, 2007 include stock based compensation expense in the amount of $1,250,000 associated with these shares.

F1-19

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
And the Period From April 25, 2005 (Inception) to December 31, 2005

Note 7 — Income Taxes

The Company utilizes an asset liability approach to determine the extent of any deferred income taxes, as described in SFAS No. 109, “Accounting for Income Taxes.” This method gives consideration to the future tax consequences associated with differences between financial statement and tax bases of assets and liabilities.

The provision for income taxes for the year ended December 31, 2007 and 2006 is comprised of current New Jersey state income taxes.

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate as reported is as follows:

	2007	2006
Taxes at federal statutory rate	(35.0)%	34.0%
State income tax net of federal benefit	20.0%	4.5%
Non taxable income - interest	(302.0)%	(49.1)%
Non deductible expenses	0.0%	1.0%
Increase in valuation allowance	348.0%	16.3%
Effective income tax rate	31.0%	6.7%

Significant components of deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred expenses - start-up costs	$384,000	$356,000
Other	4,000	—
Commodity derivatives	1,775,000	—
Net operating loss carryforward	609,000	—
Less: valuation allowance	1,366,000	356,000
	1,406,000	—
Difference between fair value of assets acquired and tax basis	(49,491,000)	—

Net deferred tax assets (liabilities)	$(48,085,000)	$—

At December 31, 2007. the Company did not record an income tax credit for its net operating losses and other temporary differences because it is more likely than not that these will not be realizable based upon the results of operations for 2008. The Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2006 since management believes that based upon available objective evidence it is more likely than not that the deferred tax assets at December 31, 2006 will not be realized.

The valuation allowance for deferred tax assets increased by approximately $1,010,000 for the year ended December 31, 2007 and by approximately $292,000 for the period ended December 31, 2006.

F1-20

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
And the Period From April 25, 2005 (Inception) to December 31, 2005

Note 9 - Long-Term Debt

 In connection with the TEC asset acquisition on October 26, 2007, TEC assigned its rights and obligations under the Credit Agreement to Platinum’s wholly-owned subsidiary, New TEC. An Assignment, Waiver and Third Amendment to Credit Agreement (the “Third Amendment”) was made and entered into effective as of October 26, 2007 among TEC, New TEC and the lender. Pursuant to the Third Amendment, a new borrowing base was set at $5 million. All other material terms of the Credit Agreement remained unchanged. All outstanding borrowings under the Credit Agreement in the principal amount of $20,500,000 were paid off at the closing of the Acquisition. Accordingly there are no outstanding borrowings under the Credit Agreement at December 31, 2007, nor were there any outstanding balances in the period October 26, 2007 through December 31, 2007.

As more fully described in Note 14, on March 14, 2008, two operating subsidiaries of the Company, Tandem Energy Corporation and PER Gulf Coast, Inc. entered into a new credit facility with an initial borrowing base of $35 million.

 Note 10 - Marketing Arrangements, Segment Information and Major Customers

The Company considers itself to be in one line of business, as an independent oil and gas exploration and production company.

The Company sells substantially all of its crude oil production under short-term contracts based on prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate contracts, less agreed-upon deductions which vary by grade of crude oil.

The majority of the Company’s natural gas production is sold under short-term contracts based on pricing formulas which are generally market responsive. From time to time, The Company may also sell a portion of the gas production under short-term contracts at fixed prices. The Company believes that the loss of any of its oil and gas purchasers would not have a material adverse effect on its results of operations due to the availability of other purchasers.

For the period from October 27, 2007 to December 31, 2007, two customers accounted for approximately 48% and 16% of New TEC’s crude oil and natural gas revenues. The Company believes that the loss of any of its significant customers would not create a financial risk as the Company's oil and gas production can be sold to others at similar prices.

Note 11 - Price, Interest Rate and Credit Risk Management Activities

Price and Interest Rate Risks

The Company engages in price risk management activities from time to time. These activities are intended to manage the Company’s exposure to fluctuations in commodity prices for natural gas and crude oil. The Company utilizes derivative financial instruments, primarily price collars, puts and calls, as the means to manage this price risk. In addition to these financial transactions, the Company is a party to various physical commodity contracts for the sale of hydrocarbons that cover varying periods of time and have varying pricing provisions. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137, 138 and 149, these various physical commodity contracts qualify for the normal purchases and normal sales exception and therefore, are not subject to hedge accounting or mark-to-market accounting. The financial impact of these various physical commodity contracts is included in revenues at the time of settlement, which in turn affects average realized hydrocarbon prices. The Company has elected not to designate any of its derivative financial contracts as accounting hedges and, accordingly, has accounted for these derivative financial contracts using mark-to-market accounting. For the period from October 26, 2007 to December 31, 2007, the Company recognized losses on its hedging activities of $1.5 million.
F1-21

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
And the Period From April 25, 2005 (Inception) to December 31, 2005

Note 11 - Price, Interest Rate and Credit Risk Management Activities - continued

Presented below is a summary of the Company’s crude oil and natural gas derivative financial contracts at December 31, 2007, with crude oil prices expressed in dollars per barrels of crude oil and notional crude oil volumes in barrels of crude oil per year; and natural gas prices expressed in dollars per million British thermal units ($/MMBtu) and notional natural gas volumes in million British thermal units per year (MMBtuy). As indicated, The Company does not have any financial derivative contracts that extend beyond December 2011.

The Company accounts for its financial derivative contracts using mark-to-market accounting. The total fair value of the crude oil and natural gas financial derivative contracts at December 31, 2007, was a liability of approximately $3.0 million. The purchase of TEC’s assets, as more fully described in Note 3, includes the derivative contracts and the associated liabilities described herein.

Period	Instrument Type	Total Volumes (MMBTU/BBL)	Weighted Average (Floor/Ceiling)	Fair Value Asset/ (Liability) (stated in thousands)
2008	Gas Collar	64,615	5.00/11.02	(25)
	Gas Call Option Sold	64,615	9.10	(128)
	Gas Call Option Purchased	64,615	12.00	36
	Gas Put Option Sold	64,615	5.00	(11)
	Gas Put Option Purchased	64,615	6.00	46
	Oil Collar	113,502	40.00/72.10	(2,455)
	Oil Call Option Sold	125,000	67.00	(3,282)
	Oil Call Option Purchased	125,000	72.10	2,703

2009	Oil Swaps	120,000	71.00	(1,928)

2010	Oil Put Option Purchased	120,000	75.00	1,015

2011	Oil Put Option Purchased	120,000	80.00	986
	Total fair value liability			$(3,043)

The fair value of the Company’s financial derivative contracts at December 31, 2007 are shown in the accompanying financial statements as follows (in thousands):

Fair value of commodity derivative:
Current portion	$(3,116)
Long-term portion	73
Total fair value liability	$(3,043)

The natural gas and crude oil prices shown in the above table are based on the corresponding NYMEX index and have been valued using actively quoted prices and quotes obtained from the counterparties to the derivative agreements. The above prices represent a weighted average of several contracts entered into and are on a per MMBtu or per barrel basis for gas and oil derivatives, respectively. Total volumes shown for the crude oil collar reflect net volumetric positions with a single counterparty under which contracts provide for netting of all settlement amounts.

F1-22

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
And the Period From April 25, 2005 (Inception) to December 31, 2005

Note 11 - Price, Interest Rate and Credit Risk Management Activities - continued

The following table summarizes the estimated fair value of financial instruments and related transactions at December 31, 2007 (in millions):

	Carrying Amount	Estimated Fair Value (1)

NYMEX-Related Commodity Derivative
Market Positions (1)	$3.0	3.0

(1)
Estimated fair values have been determined by using available market data and valuation methodologies. Judgment is required in interpreting market data and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts.

Note 12 - Oil and Gas Properties

 As described in Note 4, all of the Company’s oil and gas properties were purchased during the year ended December 31, 2007.

The following table sets forth the Company’s costs incurred in oil and gas property acquisition, exploration and development activities for the period from October 26, 2007 through December 31, 2007:

Acquisition of properties
Proved	$169,214,135
Unproved	-

Exploration Costs	-

Development Costs	1,380,167

$170,594,302

F1-23

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
And the Period From April 25, 2005 (Inception) to December 31, 2005

Note 12- Oil and Gas Properties - continued

The following table sets forth the Company’s capitalized costs relating to oil and gas producing activities at December 31, 2007:

Proved oil and gas properties	$170,594,302

Unproved oil and gas properties	-
170,594,302

Accumulated depletion	(1,227,000)

Net capitalized costs	$169,367,302

Note 13 - Oil and Gas Reserve Information (Unaudited)

The estimates of proved oil and gas reserves utilized in the preparation of the consolidated financial statements were prepared by Williamson Petroleum Consultants (Williamson), independent petroleum engineers, and by the Company’s reservoir engineer. The portion of the total reserves evaluated by Williamson on a Boe basis was approximately 94.1%, and on a standardized measure of future net cash flows basis was approximately 94.4%. The reserves engineered by the Company’s reservoir engineer are related to the proved undeveloped reserves associated with the Lothian acquisition, more fully discussed in Note 4, which was consummated on December 28, 2007. Williamson’s report contains the reserves associated with the proved developed producing portion of the Lothian acquisition, but because the purchase took place so late in the year, Williamson did not have time to evaluate the validity of the proved undeveloped reserves. There was no disagreement as to the existence of the reserves; merely that Williamson did not have the time to evaluate the estimate. The Company, therefore, felt it important to include the proved undeveloped reserves, since a significant portion of the basis for the purchase was associated with the proved undeveloped reserves. Both such estimates were made in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve reports be prepared under economic and operating conditions existing at the registrant’s year end with no provision for price and cost escalations except by contractual arrangements. Future cash inflows were computed by applying year-end prices to the year-end quantities of proved reserves. Future development, abandonment and production costs were computed by estimating the expenditures to be incurred in developing, producing, and abandoning proved oil and gas reserves at the end of the year, based on year-end costs. Future income taxes were computed by applying statutory tax rates to the estimated net pre-tax cash flows after consideration of tax basis and tax credits and carryforwards. All of the Company’s reserves are located in the United States. For information about the Company’s results of operations from oil and gas producing activities, see the accompanying consolidated statements of operations.

In accordance with Rule 4-10(a) of SEC Regulation S-X, proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

F1-24

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
And the Period From April 25, 2005 (Inception) to December 31, 2005

Note 13 - Oil and Gas Reserve Information (Unaudited) - continued

(1) Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

(2) Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the proved classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

(3) Estimates of proved reserves do not include the following: (A) oil that may become available from known reservoirs but is classified separately as indicated additional reserves; (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (C) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (D) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of the Company’s proved reserves are classified as proved developed non-producing and proved undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

The following table sets forth proved oil and gas reserves together with the changes therein and proved developed reserves (oil in Bbls, gas in Mcf, gas converted to Boe’s at six Mcf per Bbl) for the year ended December 31, 2007. (in thousands):

	2007
	Oil	Gas	Boe
	(in thousands)
Proved reserves:
Beginning of period	—	—	—
Revisions	—	—	—
Extensions and discoveries	—	—	—
Sales of minerals-in-place	—	—	—
Purchases of minerals-in-place	6,565	21,938	10,221
Production	(39)	(126)	(60)
End of period	6,526	21,812	10,161
Proved developed reserves:
Beginning of period	—	—	—
End of period	2,639	6,497	3,722

F1-25

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
And the Period From April 25, 2005 (Inception) to December 31, 2005

Note 13 - Oil and Gas Reserve Information (Unaudited) - continued

The following table sets forth standardized measure of discounted future net cash flows (stated in thousands) relating to proved reserves for the year ended December 31, 2007:

2007
(in thousands)
Future cash inflows	$755,292
Future costs:
Production	(188,072)
Abandonment	(13,735)
Development	(54,692)
Income taxes	(177,440)
Future net cash inflows	321,353
10% discount factor	(150,331)
Standardized measure of discounted net cash flows	$171,022

Impact of Pricing

The estimates of cash flows and reserve quantities shown above are based on year-end oil and gas prices, except in those cases where future natural gas or oil sales are covered by physical contracts at specified prices. Forward price volatility is largely attributable to supply and demand perceptions for natural gas and crude oil.

Under full-cost accounting rules, the Company reviews the carrying value of its proved oil and gas properties each quarter. Under these rules, capitalized costs of proved oil and gas properties, net of accumulated DD&A and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties included in the costs being amortized, net of related tax effects (the “ceiling”). These rules generally require pricing future oil and gas production at the unescalated oil and gas prices at the end of each fiscal quarter and require a write-down if the “ceiling” is exceeded. Given the volatility of oil and gas prices, it is reasonably possible that the Company’s estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur in the future.

The estimated present value of future cash flows relating to proved reserves is extremely sensitive to prices used at any measurement period. The average prices used for each commodity for the year ended December 31, 2007 were as follows:

	Average Prices
As of December 31,	Oil	Gas
2007	$92.44	$7.02

F1-26

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
And the Period From April 25, 2005 (Inception) to December 31, 2005

Note 14 — Litigation

On January 16, 2008, Exxon Mobil Corporation filed a petition in the 270 th District Court of Harris County, Texas, naming TEC and a third party, Merenco Realty, Inc., demanding environmental remediation of certain properties in Tomball, Texas. In 1996, pursuant to an assignment agreement, Exxon Mobil sold certain oil and gas leasehold interests and real estate interests in Tomball, Texas to TEC’s predecessor in interest, Merit Energy Corporation. In 1999, TEC assigned its 50% undivided interest in one of the tracts in the acquired property to Merenco, an affiliate of TEC, owned 50% by our chairman of the board, Tim Culp. In October 2007, the Texas Railroad Commission notified Exxon Mobil of an environmental site assessment alleging soil and groundwater contamination for a site in the area of Tomball, Texas. Exxon Mobil believes that the site is one which was sold to TEC and claims that TEC is obligated to remediate the site under the assignment agreement. Exxon Mobil has requested that the court declare the defendants obligated to restore and remediate the properties and has requested any actual damages arising from breach and attorneys’ fees. The Company believes that Exxon Mobil’s claim that TEC is responsible for any remediation of such site is without merit and we intend to vigorously defend ourselves against this claim. However, no assurance can be given that we will prevail in this matter. Platinum acquired substantially all the assets and liabilities of TEC in the TEC acquisition. Merenco was not acquired by Platinum in the TEC acquisition and Platinum’s chairman, Tim Culp, continues to have a 50% ownership interest in Merenco.

Note 15 — Subsequent Events

a. In January 2008, the Company acquired a 70% working interest in the Pleasanton field for approximately $5.5 million. $2.5 million of the $5 million purchase price is recorded as a Deposit on the December 31, 2007 balance sheet. The remainder of the purchase price was paid in January 2008. The Pleasanton Field is a non-producing field of approximately 4,200 acres in Atascosa County, Texas. The field contains previously drilled and abandoned wells. The final purchase price is subject to normal closing adjustments and to adjustments arising from indemnification provisions of the agreement.

b. On March 18, 2008, the Company, Maverick Engineering, Inc. (“Maverick”) and Robert L. Kovar Services, LLC entered into an Agreement and Plan of Merger (the “Merger Agreement”) for a gross purchase price of $11 million, subject to a working capital purchase price adjustment, with $6 million paid at closing and the remaining $5 million to be paid over the next 6 years pursuant to a non-interest bearing note (the “Cashflow Notes”). In addition, the Company will assume Maverick’s indebtedness under certain bank and loan arrangements, which aggregate balances approximated $4.5 million at January 31, 2008. Maverick’s bank has not consented to continue of its bank term loan or to its working capital revolving credit line upon closing. Rober L. Kovar has agreed to personally assume the indebtedness under the bank term loan, which approximated $ 1.67 million as of January 31, 2008. Maverick shareholders, as represented by Robert L. Kovar Services, LLC, have agreed to the reduction of the $6 million intended to be paid at closing by the outstanding balance on the line of credit on the closing date, which approximated $1.97 million on January 31, 2008 in the event that a replacement line of credit is not in place on the closing date. These proceeds would be used to payoff its bank obligation under the revolving line of credit. Upon obtaining a replacement line of credit, such withheld amounts would be paid to Robert L. Kovar Services, LLC for distribution to the selling Maverick shareholders. The Cashflow Notes will be payable quarterly at the rate of 50% of pre-tax net income, as it is defined in the Merger Agreement, generated by the Maverick business on a standalone basis in the preceding quarter. Payment can be accelerated by certain events, including change in control. The purchase price also subject to adjustment for any change in working capital as defined in the agreement, between October 31, 2007 and the closing date, as well as other adjustments associated with changes in indebtedness. Any adjustment will be treated as a modification of the amount of the Cashflow Notes. The balance of the Cashflow Notes remaining unpaid upon maturity, if any, will be converted into a 12 month self amortizing note bearing interest at the annual rate of 2% over the banks prime rate. Established in 1993, Maverick is a full-service engineering service company with 270 employees including a staff of 70 engineers, consultants, surveyors, scientists and planners. Maverick is a provider of project management, engineering, procurement, and construction management services to both the public and private sectors. Maverick is based in South Texas with offices in Corpus Christi, Victoria, Harlingen and Houston. In connection with the transaction, the Company will enter into an five year employment agreement with Robert Kovar, the founder and CEO of Maverick, pursuant to which he will join Platinum as its Chief Operating Officer in addition to continuing as CEO and President of Maverick. In connection with his employment agreement Mr. Kovar will receive base annual compensation of $200,000 and stock options to purchase 250,000 shares of Company common stock over that 5 year period. Mr. Kovar’s responsibilities will include oversight of all operations, including engineering, drilling, and production.

F1-27

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
And the Period From April 25, 2005 (Inception) to December 31, 2005

Note 15 — Subsequent Events - continued

c. On March 14, 2008, two operating subsidiaries of the Company, TEC and PER Gulf Coast, Inc. (collectively the “Co-borrowers”) entered into a new credit facility with the Bank of Texas (the “Bank”) establishing a revolving line of credit with an initial borrowing base of $35 million. The revolving line of credit is secured by the Co-borrower’s oil and gas properties and will be used to facilitate the execution of the two entities’ drilling and acquisition programs. The line bears interest at either the Bank’s base rate or LIBOR, plus a margin which varies with the ratio of the Co-borrower’s outstanding borrowings against the defined borrowing base, ranging from 1.5% to 2.25% The Co-borrower’s can choose periodically to change the interest rate base which applies to outstanding borrowings. Under the terms of revolving line of credit agreement, the Co-borrowers must maintain certain financial ratios, must repay any amounts due in excess of the borrowing base, and may not declare any dividends or enter into any transactions resulting in a change in control, without the Bank’s consent. The Company, as the parent company, is not a co-borrower or guarantor of the line, and transfers from the co-borrowers to the parent company are limited to (i) $1 million per fiscal year to the parent for management fees, and (ii) the repayment of up to $2 million per fiscal year in subordinate indebtedness owed to the parent. As of March 18, there was $5.5 million outstanding under the revolving line of credit. In conjunction with the execution of the new line of credit and as required under the terms of the new credit facility, the Company novated its existing hedge positions from its existing counterparty’s over to the Bank under terms satisfactory to the Company. In connection with establishing the line of credit, the Bank received a commitment fee of $87,500 and a fee of $60,229 for its expenses in connection with the aforementioned novation. In addition, the Co-borrowers are obligated to the bank for a monthly fee of any unused portion of the line of credit at the rate of 0.25% per annum.

In conjunction with and simultaneous to the establishment of the new Bank credit facility, the previously existing $5 million line of credit with another bank was terminated. No outstanding borrowings existed at the time of the termination of this previous arrangement.

Note 16 - Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the years ended December 31, 2007 and 2006. The operating results for any quarter are not necessarily indicative of the results for any future period.

Year ended December 31, 2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenue	$—	$—	$—	$4,308,184
Lease and other operating expenses (a)	—	—	—	3,067,631
Gross profit	—	—	—	1,240,553

Net income (loss)	$497,865	$578,843	615,974	(2,065,714)

Per share amounts:
Net earnings (loss) - Basic:	$.03	$.04	$.04	$(.10)
Net earnings (loss) - Diluted:	$.03	$.03	$.03	$(.10)

F1-28

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
And the Period From April 25, 2005 (Inception) to December 31, 2005

Year ended December 31, 2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(a)

Total revenue	$—	$—	$—	$—
Gross profit	—	—	—	—
Net income	$231,228	$456,336	$502,675	$469,440

Per share amounts:
Net earnings - Basic:	$.02	$.03	$.03	$.03
Net earnings - Diluted:	$.01	$.03	$.03	$.03

(a)	Includes depletion, depreciation and amortization expense of $1,291,384.

(b)	Income (loss) per share for the each year may not equal the sum of quarterly income (loss) per share due to changes in average share calculations.

F1-29

Report of Independent Certified Public Accountants

To the Stockholders of
Tandem Energy Holdings, Inc.

We have audited the consolidated balance sheets of Tandem Energy Holdings, Inc., a Nevada corporation, (“Tandem”) successor to Tandem Energy Corporation as of October 26, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the period from January 1, 2007 through October 26, 2007 and the year ended December 31, 2006. These financial statements are the responsibility of Tandem’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Tandem’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 15, on October 26, 2007, Tandem consummated an agreement whereby a publicly-owned entity acquired all of the assets and assumed all of the liabilities of Tandem’s wholly-owned subsidiary, Tandem Energy Corporation. The accompanying financial statements are presented on a basis immediately prior to the sale.

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, Tandem’s financial position at October 26, 2007 and December 31, 2006, and the results of its operations and its cash flows for the period from January 1, 2007 through October 26, 2007 and the year ended December 31, 2006. there ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Johnson, Miller & Co., CPA’s, PC

Midland, Texas
March 6, 2008

F2-1

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

CONSOLIDATED BALANCE SHEETS
October 26, 2007 and December 31, 2006

	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$3,059,774	$2,482,608
Accounts receivable
Oil and gas sales	1,657,495	1,551,494
Affiliates and other, net	266,462	493,120
Inventory	85,582	73,781
Federal income tax receivable	15,345	—
Other current assets	386,377	301,578
Total current assets	5,471,035	4,902,581
Property and equipment, at cost
Oil and gas properties, full cost method	36,753,241	35,639,538
Other	1,426,089	1,271,035
Less accumulated depreciation, depletion and amortization	(7,785,307)	(5,635,280)
Property and equipment, net	30,394,023	31,275,293
Other assets
Investment in partnership	30,001	30,001
Deferred fees, net of amortization	—	111,109
Real estate held for development	582,045	584,167
Total other assets	612,046	725,277
Total assets	$36,477,104	$36,903,151

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable
Trade	$1,343,773	$970,894
Oil and gas sales	280,236	395,528
Current portion of long-term debt	20,500,000	1,750,000
Fair value of commodity derivatives	3,245,676	633,073
Current income taxes payable	—	123,053
Asset retirement obligation - current	186,545	177,411
Accrued liabilities and other	563,760	936,712
Total current liabilities	26,119,990	4,986,671
Long-term debt, net of current portion	21,000,000	40,250,000
Fair value of commodity derivatives - non-current	961,754	440,873
Asset retirement obligation - non-current	1,743,149	1,678,296
Total liabilities	49,824,893	47,355,840
Stockholders’ equity (deficit)
Common stock, $.001 par value, authorized 100,000,000 shares; Shares issued and outstanding: 23,777,322 and 23,799,322, respectively	23,777	23,799
Additional paid-in capital	64,231,323	64,275,801
Retained earnings (deficit)	(77,602,889)	(74,752,289)
Total stockholders’ equity (deficit)	(13,347,789)	(10,452,689)
Total liabilities and stockholders’ equity (deficit)	$36,477,104	$36,903,151

The accompanying notes are an integral part of these consolidated financial statements.

F2-2

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Period January 1, 2007 through October 26, 2007 and the Year Ended December 31, 2006

	2007	2006
Revenues
Oil and gas sales	$13,985,263	$17,812,015

Costs and expenses
Lease operating expense	5,499,538	6,516,711
General and administrative	2,912,083	2,836,837
Stock-based compensation	—	—
Depreciation, depletion and amortization	2,150,027	2,641,315
Accretion of asset retirement obligation	116,258	137,222
Total costs and expenses	10,677,906	12,132,085

Operating income	3,307,357	5,679,930

Other income (expense)
Interest expense	(2,944,902)	(3,503,812)
Partnership income	4,600	49,877
Change in fair value of derivatives	(3,636,450)	3,547,748
Gain on sale of property and equipment	127,021	401,470
Other	291,774	229,054
Total other income (expense), net	(6,157,957)	724,337

Income (loss) before income taxes	(2,850,600)	6,404,267

Income tax benefit (expense)
Current	—	(109,747)
Deferred	—	—
Total income tax benefit (expense)	—	(109,747)

Net income (loss)	$(2,850,600)	$6,294,520

Earnings (loss) per share	$(.12)	$.26
Weighted average shares outstanding	23,792,495	23,799,322

The accompanying notes are an integral part of these consolidated financial statements.

F2-3

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Year Ended December 31, 2006 and For the Period From January 1, 2007 through October 26, 2007

	Common Stock		Additional Paid-in	Retained Earnings
	Shares	Par Value	Capital	(Deficit)	Total
Balance, January 1, 2006	23,799,322	$23,799	$64,275,801	$(81,046,809)	$(16,747,209)
Net income	-	-	-	6,294,520	6,294,520
Balance, December 31, 2006	23,799,322	23,799	64,275,801	(74,752,289)	(10,452,689)
Acquisition and retirement of common stock, at cost	(22,000)	(22)	(44,478)	—	(44,500)
Net loss	—	—	—	(2,850,600)	(2,850,600)
Balance, October 26, 2007	23,777,322	$23,777	$64,231,323	$(77,602,889)	$(13,347,789)

The accompanying notes are an integral part of these consolidated financial statements.

F2-4

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Period From January 1, 2007 through October 26, 2007 and the Year Ended December 31, 2006

	2007	2006
Increase (decrease) in Cash and Cash Equivalents
Cash flows from operating activities:

Net income (loss)	$(2,850,600)	$6,294,520)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	2,150,027	2,641,315
Accretion of asset retirement obligation	116,258	137,222
Amortization of deferred loan fees	222,223	266,669
Partnership income	(4,600)	(49,877)
Gain on sale of real estate held for development	(127,021)	(401,470)
Change in fair value of derivatives	3,636,450	(3,547,748)
Changes in operating assets and liabilities:
Decrease in accounts receivable	120,657	266,633
Increase in inventory	(11,801)	(35,057)
Increase in other current assets	(195,913)	—
Increase (decrease) in accounts payable	257,587	(211,499)
Increase (decrease) in income taxes payable	(138,398)	753,550
Decrease in accrued liabilities and other	(590,245)	(119,461)
Decrease in derivatives	(285,673)	—
Net cash provided by operating activities	2,298,951	5,994,797

Cash flows from investing activities:
Property and equipment additions	(1,311,028)	(7,342,671)
Partnership distributions	4,600	55,200
Proceeds from sale of property and equipment	—	585,099
Proceeds from sale of real estate held for development	129,143	—
Net cash used in investing activities	(1,177,285)	(6,702,372)

Cash flows from financing activities:
Payments of bank borrowings	(500,000)	(500,000)
Purchase and retirement of common stock	(44,500)	—
Net cash used in financing activities	(544,500)	(500,000)
Net increase (decrease) in cash and cash equivalents	577,166	(1,207,575)

Cash and cash equivalents, beginning of year	2,482,608	3,690,183
Cash and cash equivalents, end of year	$3,059,774	$2,482,608
Non-cash financing and investing activities:
Asset retirement cost and obligation	$(42,271)	$77,545

Cash paid during the year for:
Taxes	$40,250	$75,327
Interest	$2,771,510	$3,063,202

The accompanying notes are an integral part of these consolidated financial statements.
F2-5

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period From January 1, 2007 Through October 26, 2007 and the Year Ended December 31, 2006

Note 1 — Organization, Basis of Presentation and Nature of Operations

Organization

Tandem Energy Holdings, Inc. (“Tandem”) is a publicly traded, non-reporting company. It was originally incorporated in Nevada as Las Vegas Major League Sports, Inc. (“Las Vegas”) on July 22, 1993, to engage in certain business activities associated with the Canadian Football League. In April 1994, it completed an initial public offering and began trading under the symbol LVTD. In 1996, Las Vegas filed for bankruptcy protection and ceased being a reporting company and ceased operations. In 1998, Las Vegas changed its name to Pacific Medical Group, Inc. (“Pacific”) in connection with a share exchange transaction with a privately-held company whose business plan was to engage in the manufacture and sale of medical products. That business was unsuccessful and Pacific ceased operations for some years. In February, 2005, Pacific changed its name to Tandem Energy Holdings, Inc. and changed its trading symbol to TDYH.PK. In June, 2005, Tandem Energy Corporation, a privately held Colorado corporation (“TEC”), which had acquired certain oil and gas assets of Shamrock Energy Corporation, a privately held Texas corporation (“Shamrock”), became a wholly owned subsidiary of Tandem. TEC and Shamrock, independent oil and gas E & P companies headquartered in Midland, Texas, have been engaged in the oil and gas industry since 1977 and 2004, respectively.

Basis of Presentation

The acquisition by Tandem in June, 2005, of all of the outstanding stock of TEC is accounted for as a combination of entities under common control, sometimes referred to hereinafter as the “share exchange.” Consequently, the assets, liabilities and results of operations presented herein are the historical results of operations of Tandem and TEC. The financial statements presented herein are the historical financial statements of the combined entities. See Note 3 for a detailed discussion of this transaction.

Nature of Operations

Tandem based in Midland, Texas, is engaged in the exploration, development and production of oil and gas properties located primarily in Texas and New Mexico.

Substantially all of Tandem’s oil and gas production is sold under short-term contracts which are market-sensitive. Accordingly, Tandem’s financial condition, results of operations and capital resources are highly dependent upon prevailing market prices of, and demand for, crude oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of Tandem. These factors include the level of global demand for petroleum products, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Tandem and its wholly owned subsidiaries, Tandem Energy Corporation and Mixon Drilling, Inc. All intercompany balances and transactions have been eliminated.

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounting policy most affected by management’s estimates and assumptions is the reliance on estimates of proved reserves to compute the provision for depreciation, depletion and amortization (“DD&A”), and the determination of any impairment of long-lived assets.

F2-6

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the Period January 1, 2007 through October 26, 2007 and the Year Ended December 31, 2006

Note 2 — Summary of Significant Accounting Policies - (continued)

Oil and Gas Properties

TEC uses the full cost method of accounting for exploration and development activities as defined by the Securities and Exchange Commission (SEC). Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country. Tandem has defined a cost center by country. Currently, all of Tandem’s oil and gas properties are located within the continental United States.

Properties and equipment include costs that are excluded from costs being depreciated or amortized. Oil and gas costs excluded represent investments in unproved properties and major development projects in which Tandem owns a direct interest. These unproved property costs include nonproducing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the capitalized costs being amortized in the DD&A pool.

Depreciation, Depletion and Amortization

The depreciable base for oil and gas properties includes the sum of capitalized costs net of accumulated DD&A, estimated future development costs and asset retirement costs not accrued in oil and gas properties, less costs excluded from amortization and salvage. The depreciable base of oil and gas properties and mineral investments are amortized using the unit-of-production method based on total proved oil and gas reserves. Properties and equipment carrying values do not purport to represent replacement or market values.

Proved Oil and Gas Reserves

In accordance with Rule 4-10(a) of SEC Regulation S-X, proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalation based upon future conditions.

(i)
Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation tests. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contracts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

(ii)
Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the “proved” classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

F2-7

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the Period January 1, 2007 through October 26, 2007 and the Year Ended December 31, 2006

Note 2 — Summary of Significant Accounting Policies - (continued)

Proved Oil and Gas Reserves (continued)

(iii)

Estimates of proved reserves do not include the following:

(A)	oil that may become available from known reservoirs but is classified separately as “indicated additional reserves”;

(B)	crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors;

(C)	crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and

(D)	crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

Ceiling Test

Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. Currently, all of Tandem’s operations are located in the United States. The capitalized costs of proved oil and gas properties, net of accumulated DD&A and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, generally using prices in effect at the end of the period held flat for the life of production and including the effect of derivative instruments that qualify as cash flow hedges, discounted at 10%, net of related tax effects, plus the cost of unevaluated properties and major development projects excluded from the costs being amortized. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A.

Asset Retirement Obligation

Tandem follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires Tandem to recognize a liability for the present value of all legal obligations associated with the retirement of tangible, long-lived assets and capitalize an equal amount as a cost of the asset. The cost of the abandonment obligations, less estimated salvage values, is included in the computation of depreciation, depletion and amortization.

Income Taxes

Tandem follows the asset and liability method prescribed by SFAS No. 109, Accounting for Income Taxes. Under this method of accounting for income taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in enacted tax rates is recognized in income in the period that includes the enactment date.

F2-8

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the Period January 1, 2007 through October 26, 2007 and the Year Ended December 31, 2006

Note 2 — Summary of Significant Accounting Policies - (continued)

Environmental Expenditures

Tandem is subject to extensive federal, state and local environmental laws and regulations. These laws regulate the discharge of materials into the environment and may require Tandem to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed.

Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component is fixed or reliably determinable.

Hedging Activities

From time to time, Tandem may utilize derivative instruments, consisting of swaps, floors and collars, to attempt to reduce its exposure to changes in commodity prices and interest rates. Tandem accounts for its derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires that all derivative instruments be recognized as assets or liabilities in the balance sheet, measured at fair value. The accounting for changes in the fair value of a derivative depends on both the intended purpose and the formal designation of the derivative. Designation is established at the inception of a derivative, but subsequent changes to the designation are permitted. Tandem has elected not to designate any of its derivative financial contracts as accounting hedges and, accordingly, has accounted for these derivative financial contracts using mark-to-market accounting. Changes in fair value of derivative instruments which are not designated as cash flow hedges are recorded in other income (expense) as changes in fair value of derivatives.

Cash and Cash Equivalents

Tandem considers all cash and highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk - Cash

Tandem maintains its cash balances at a single major financial institution. Certain balances may at times exceed the federally insured limits established by the Federal Deposit Insurance Corporation. Tandem has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Inventory

Inventory consists primarily of tubular goods and other well equipment which Tandem plans to utilize in its ongoing exploration and development activities and is carried at the lower of cost or market value.

Investment in Partnership

Tandem uses the equity method to account for its non-operating 33-1/3% interest in a real estate partnership.

Real Estate Held for Development

Tandem’s real estate held for development is at cost and relates to undeveloped land located near Tomball, Texas.

Debt Financing Costs

As discussed in Note 4, certain financing costs related to Tandem’s revolving line of credit have been capitalized. The deferred debt financing costs are being amortized over the term of the financing.

F2-9

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the Period January 1, 2007 through October 26, 2007 and the Year Ended December 31, 2006

Note 2 — Summary of Significant Accounting Policies - (continued)

Stock-Based Compensation

Tandem has not issued any stock-based compensation to employees for the two years ended December 31, 2006 and 2005, except for the issuance of common stock as compensation discussed in Notes 3 and 11. Such issuances were recorded at the fair value of the stock at the time of issuance. As of December 31, 2006, Tandem does not have any other stock-based compensation plans or obligations.

Revenue Recognition and Gas Balancing

Tandem utilizes the sales method of accounting for oil, natural gas and natural gas liquids revenues whereby revenues, net of royalties, are recognized as the production is sold to purchasers. The amount of gas sold may differ from the amount to which Tandem is entitled based on its revenue interests in the properties. Tandem did not have any significant gas imbalance positions at December 31, 2006 or 2005.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, established standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. There were no differences between net income and comprehensive income in 2006 or 2005.

Concentration Risks

Tandem sells its oil and natural gas production to various customers, serves as operator in the drilling, completion and operation of oil and gas wells, and from time to time enters into derivatives with various counterparties. When management deems appropriate, Tandem may obtain letters of credit to secure amounts due from its significant oil and gas purchasers and follow other procedures to monitor credit risk from joint owners and derivatives counterparties.

Accounts Receivable and Allowance for Doubtful Accounts

Tandem’s trade receivables consist of receivables from non-operators who own an interest in properties which Tandem operates. Tandem has the ability and the right to withhold oil and gas revenues from any owner who is delinquent in their payments. At October 25, 2007 and December 31, 20065, all trade receivables were collectable; therefore, the allowance for doubtful accounts was zero.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure requirements related to the use of fair value measures in financial statements. SFAS 157 will be effective for the Company’s financial statements for the fiscal year beginning January 1, 2008; however, earlier application is encouraged.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which will become effective on January 1, 2008. FAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings.

F2-10

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the Period January 1, 2007 through October 26, 2007 and the Year Ended December 31, 2006

Note 2 — Summary of Significant Accounting Policies - (continued)

Recent Accounting Pronouncements (continued)

In April 2007, the FASB issued FASB Staff Position FIN 39-1, Amendment of FASB Interpretation No. 39. FSP FIN 39-1 clarifies that a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement. FSP FIN 39-1 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces FASB Statement No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non- controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions that occur in an entity’s fiscal year that begins after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008.

As a result of the sale of TEC’s assets on October 26, 2007, as more fully described in Note 13, these recent accounting pronouncements will have no future impact on the Company.

Note 3 — Common Stock and Significant Transactions

On September 7, 2007 and September 11, 2007, Tandem purchased 10,000 and 12,000 shares of Common Stock, respectively, from third parties in private transactions for $44,500. These shares have been retired and are no longer carried as outstanding at October 26, 2007.

Note 4 — Other Current Assets

Financing costs totaling $800,000 relating to Tandem’s revolving line of credit, as discussed in Note 6, were capitalized during 2005. Tandem is amortizing these costs to expense over the term of the financing; the portion scheduled to be amortized in 2007 ($222,223) is included in other current assets.

F2-11

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the Period January 1, 2007 through October 26, 2007 and the Year Ended December 31, 2006

Note 5 — Asset Retirement Obligation

The following table summarizes the changes in the Tandem’s asset retirement obligation for the period ended October 26, 2007 and the year ended December 31, 2006 as follows:

Balance, January 1, 2006	$1,640,940
Additions related to new properties	77,545
Accretion expense	137,222
Balance, December 31, 2006	1,855,707
Revisions of previous estimates	(42,271)
Accretion expense	116,258
Balance, October 26, 2007	$1,929,694

Note 6 — Long-Term Debt

TEC’s long-term debt at October 26, 2007, consisted of the following:

Revolving line of credit	$20,500,000
Notes to former TEC and Shamrock owners	21,000,000

Total long-term debt	41,500,000

Less current portion of long-term debt	(20,500,000)

Long-term debt, net of current portion	$21,000,000

Revolving Line of Credit

On June 8, 2005, TEC entered into a revolving line of credit agreement with a bank to provide an initial borrowing base of up to $23.0 million. The borrowing base is reduced by payments of $250,000 each month beginning July 1, 2005, and the lender may redetermine the borrowing base at its discretion. The revolving line of credit expires June 8, 2008. Under the terms of the third amendment to the credit agreement, dated September 21, 2006, and in anticipation of the impending asset sale referred to in Note 12, the borrowing base was set at $21.35 million and the mandatory principal reduction requirement was waived until December 1, 2006. The December 1, 2006 principle reduction requirement was waived. On June 1, 2007, under the terms of the fourth amendment to the credit agreement, the new borrowing base was set at $21.1 million with mandatory principle reduction requirements of $250,000 per month beginning October 1, 2007. Since the revolving line of credit is due on June 8, 2008, TEC has reclassed the entire $20,500,000 as current as of October 26, 2007. As discussed more fully in Note 13, the sale of the assets of TEC to Platinum Energy Resources, Inc., (Platinum) was consummated on October 26, 2007. TEC assigned all rights and obligations under the credit facility to Platinum. Pursuant to the amended credit facility, a new borrowing base was set at $5,000,000. All outstanding borrowings under the Credit Agreement were paid off at the closing of the Acquisition. Accordingly there are currently no outstanding borrowings under the Credit Agreement.

F2-12

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the Period January 1, 2007 through October 26, 2007 and the Year Ended December 31, 2006

Note 6 — Long-Term Debt - (continued)

  The revolving line of credit, which is secured by Tandem’s oil and gas properties, bears interest at either the bank’s base rate or LIBOR, plus a margin which varies with the ratio of Tandem’s outstanding borrowings to a defined borrowing base. Tandem can choose periodically to change the interest rate base which applies to outstanding borrowings. As of October 26, 2007, $20.25 million due under the revolving line of credit bears interest payable at LIBOR plus 2.25% (7.09%), and $250,000 due under a floating rate loan bears interest at prime (7.75%).

Under the terms of revolving line of credit agreement, Tandem must maintain certain financial ratios, must repay any amounts due in excess of the borrowing base, and may not declare any dividends or enter into any transactions resulting in a change in control, without the lender’s consent. In connection with the revolving line of credit, Tandem entered into crude oil and natural gas derivative swaps, puts and calls discussed in Note 8.

Notes to Former TEC and Shamrock Owners

Tandem issued a note payable to the sole stockholder of TEC as part of the overall consideration for the share exchange in 2005 when Tandem acquired TEC. Such note, in the principle amount of $12.0 million, bears interest at a national bank’s prime rate (7.75% at October 26, 2007) payable monthly. Interest only is due through May 31, 2009, at which point the note and any unpaid interest is due in full.

TEC issued notes payable to three individuals as part of the overall consideration for the acquisition of the Shamrock properties in 2005. Such notes, in the aggregate totaling $9.0 million, bear interest at a national bank’s prime rate (7.75% at October 26, 2007) payable monthly. Interest is due through May 31, 2009, at which point the note and any unpaid interest is due in full.

Scheduled Maturities

Annual maturities of TEC’s long-term debt for the periods ended October 26 are as follows:

2008	$20,500,000
2009 (1)	21,000,000

(1)
As discussed more fully in Note 13, the sale of the assets of TEC to Platinum Energy Resources, Inc., was consummated on October 26, 2007. All outstanding notes and the bank loan balance ($41,500,000, plus accrued interest) were paid off at the closing of the Acquisition.

F2-13

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the Period January 1, 2007 through October 26, 2007 and the Year Ended December 31, 2006

Note 7 — Income Taxes

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax basis of assets and liabilities. For the period ended October 26, 2007 and the year ended December 31, 2006, Tandem’s income tax benefit (expense) is summarized as follows:

	Current	Deferred	Total
Period ended October 26, 2007:
State income tax benefit (expense)	$—	—	—
Federal income tax benefit ( expense)	—	—	—
	$—	—	—

	Current	Deferred	Total
Year ended December 31, 2006:
State income tax benefit (expense)	$—	—	—
Federal income tax benefit (expense)	(109,747)	—	(109,747)
	$(109,747)	—	(109,747)

Income tax benefit (expense) for the period ended October 26, 2007 and the year ended December 31, 2006, differs from the expected amount based on Tandem’s income (loss) before income taxes computed at the federal statutory income tax rate as follows:

	October 26, 2007	December 31, 2006
Income tax benefit (expense) computed at statutory rate	$969,204	(2,177,451)
Nondeductible expenses and other	(461)	(1,111)
Alternative minimum tax	-	(34,421)
Utilization (carryover) of net operating losses	(968,743)	2,103,236
Total income tax benefit (expense)	$-	(109,747)

At October 26, 2007, Tandem’s future financial and tax net operating loss carryforward benefits were approximately $8.5 million and $3.8 million, respectively, and are available to reduce future income taxes. If not utilized, the carryforwards will expire in 2027.

Note 8 — Marketing Arrangements and Major Customers

Tandem sells substantially all of its crude oil production under short-term contracts based on prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate contracts, less agreed-upon deductions which vary by grade of crude oil.

The majority of Tandem’s natural gas production is sold under short-term contracts based on pricing formulas which are generally market responsive. From time to time, Tandem may also sell a portion of the gas production

F2-14

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the Period January 1, 2007 through October 26, 2007 and the Year Ended December 31, 2006

Note 8 — Marketing Arrangements and Major Customers - (continued)

under short-term contracts at fixed prices. Tandem believes that the loss of any of its oil and gas purchasers would not have a material adverse effect on its results of operations due to the availability of other purchasers.

During the period ended October 26, 2007, three customers accounted for approximately 68% and for the year ended December 31, 2006, two customers accounted for approximately 80%, of Tandem’s crude oil and natural gas revenues. Tandem believes that the loss of any of Tandem’s significant customers would not create a financial risk as Tandem’s oil and gas production can be sold to others at similar prices.

Note 9 — Price, Interest Rate and Credit Risk Management Activities

Price and Interest Rate Risks

Tandem engages in price risk management activities from time to time. These activities are intended to manage Tandem’s exposure to fluctuations in commodity prices for natural gas and crude oil. Tandem utilizes derivative financial instruments, primarily price collars, puts and calls, as the means to manage this price risk. In addition to these financial transactions, Tandem is a party to various physical commodity contracts for the sale of hydrocarbons that cover varying periods of time and have varying pricing provisions. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137, 138 and 149, these various physical commodity contracts qualify for the normal purchases and normal sales exception and therefore, are not subject to hedge accounting or mark-to-market accounting. The financial impact of these various physical commodity contracts is included in revenues at the time of settlement, which in turn affects average realized hydrocarbon prices.

During 2006 and 2005, as discussed in Note 6, Tandem’s revolving line of credit required Tandem to execute various crude oil and natural gas swaps, collars, puts and calls (derivative financial instruments). Tandem has elected not to designate any of its derivative financial contracts as accounting hedges and, accordingly, has accounted for these derivative financial contracts using mark-to-market accounting. For the period ended October 26, 2007, Tandem recognized losses on its hedging activities of $4.2 million, including a mark-to-market loss of $3.7 million at October 26, 2007. For the year ended December 31, 2006, Tandem recognized gains on its hedging activities of $3.3 million, including a mark-to-market gain of $3.5 million at December 31, 2006.

Presented below is a summary of Tandem’s crude oil and natural gas derivative financial contracts at October 26, 2007, with crude oil prices expressed in dollars per barrels of crude oil and notional crude oil volumes in barrels of crude oil per year; and natural gas prices expressed in dollars per million British thermal units ($/MMBtu) and notional natural gas volumes in million British thermal units per year (MMBtuy). As indicated, Tandem does not have any financial derivative contracts that extend beyond October 2009.

Tandem accounts for its financial derivative contracts using mark-to-market accounting. The total fair value of the crude oil and natural gas financial derivative contracts at October 26, 2007, was a liability of approximately $4.2 million. The sale of TEC’s assets, as more fully described in Note 13, includes the derivative contracts and the associated liabilities described herein.

F2-15

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the Period January 1, 2007 through October 26, 2007 and the Year Ended December 31, 2006

Note 9 — Price, Interest Rate and Credit Risk Management Activities - (continued)

Period	Instrument Type	Total Volumes (MMBTU/BBL)	Weighted Average (Floor/Ceiling)	Fair Value Asset/ (Liability) (stated in thousands)

2008	Gas Collar	462,000	5.00/11.02	(15)
	Gas Call Option Sold	462000	9.10	(309)
	Gas Call Option Purchased	462,000	12.00	101
	Gas Put Option Sold	462,000	5.00	(86)
	Gas Put Option Purchased	462,000	6.00	57
	Oil Collar	136,336	40.00/72.10	(2,358)
	Oil Call Option Sold	150,000	67.00	(3,233)
	Oil Call Option Purchased	150,000	72.10	2,597

2009	Oil Swaps	120,000	71.00	(961)
	Total fair value liability			$(4,207)

The fair value of Tandem’s financial derivative contracts at October 26, 2007 are shown in the accompanying financial statements as follows (in thousands):

Fair value of commodity derivative:
Current portion	$(3,246)
Long-term portion	(961)
Total fair value liability	$(4,207)

The natural gas and crude oil prices shown in the above table are based on the corresponding NYMEX index and have been valued using actively quoted prices and quotes obtained from the counterparties to the derivative agreements. The above prices represent a weighted average of several contracts entered into and are on a per MMBtu or per barrel basis for gas and oil derivatives, respectively. Total volumes shown for the crude oil collar reflect net volumetric positions with a single counterparty under which contracts provide for netting of all settlement amounts.

The following table summarizes the estimated fair value of financial instruments and related transactions at October 26, 2007 (in millions):

	Carrying Amount	Estimated Fair Value (1)
Long-Term Debt	$21.0	21.0
NYMEX-Related Commodity Derivative
Market Positions (1)	$4.2	4.2

(1)    Estimated fair values have been determined by using available market data and valuation methodologies. Judgment is required in interpreting market data and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts.

F2-16

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the Period January 1, 2007 through October 26, 2007 and the Year Ended December 31, 2006

Note 10 — Commitments and Contingencies

Leases

Tandem leases office space from third parties under non-cancelable operating leases that expires May 31, 2010. Beginning in 2006, Tandem also leased office equipment and a compressor in the Tomball field. Rental expense pursuant to these leases amounted to $135,128 and $34,146 for the years ended December 31, 2006 and 2005, respectively. Future minimum annual lease payments under the non-cancelable lease for the years ending December 31 are as follows:

2008	136,257
2009	125,820
2010	121,320
2011	80,880
Thereafter	—
$464,277

Legal Proceedings

Except as discussed in Note 14, Tandem is not currently a defendant in any lawsuit arising in the ordinary course of business.

Note 11 — Related Party Transactions

During the period ended October 26, 2007, Mixon Drilling Company, a wholly owned subsidiary of TEC, received approximately $49 thousand from a major shareholder to drill a well in southeast Texas. The shareholder is neither an employee nor a director of TEC, and the contract drilling rate was commensurate with third party rates.

Note 12 — Oil and Gas Properties

The following table sets forth changes in Tandem’s capitalized costs for oil and gas properties for the period ended October 26, 2007 and the year ended December 31, 2006:

	Intangible Costs	Lease & Well Equipment	Leasehold Cost	Total
Balance at December 31, 2006	9,507,070	12,826,808	13,305,660	35,639,538
Additions	585,751	836,489	(308,537)	1,113,703
Balance at October 26, 2007	$10,092,821	13,663,297	12,997,123	36,753,241

Note 13 — Subsequent Event - Sale of Tandem Assets

On January 19, 2006, Tandem announced that it had executed a definitive merger agreement (“Merger Agreement”) with Platinum, a publicly-owned entity, for the acquisition of 100% of the outstanding stock of Tandem for total cash consideration of approximately $102 million.

F2-17

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the Period January 1, 2007 through October 26, 2007 and the Year Ended December 31, 2006

Note 13 — Subsequent Event - Sale of Tandem Assets (continued)

On October 5, 2006, Platinum and Tandem announced that the proposed merger had been terminated, and announced a restructured transaction from a merger transaction to an acquisition of the assets of Tandem’s operating subsidiary TEC, pursuant to a plan of reorganization under Section 368(a)(1)(C) of the Internal Revenue Code. As a part of the new Asset Acquisition Agreement and Plan of Reorganization, dated October 4, 2006, Platinum Energy will acquire all of the assets and assume substantially all of the liabilities of TEC, including approximately $42 million of TEC’s debt, in exchange for the issuance of approximately 8 million Platinum shares to TEC shareholders.

On October 26, 2007, the sale of TEC’s assets to Platinum was consummated and closed. The total number of shares received by TEC was 7,692,308, based on $60 million divided by the per share cash value of the Platinum IPO trust account at the time of closing. The per share cash value was $7.80 as of the closing date. Under the terms of the agreement, TEC will liquidate, dividend the Platinum shares to Tandem, and cause Platinum to register the 7.7 million shares issued to TEC. Once the registration of the shares is complete, Tandem will distribute the Platinum shares to Tandem’s shareholders.

Note 14 — Litigation

As discussed in Note 3, in early March, 2005, Tandem, whose board was comprised solely of one of its promoters, Lyle Mortensen, issued 20 million restricted shares of its common stock to Mr. Mortensen. Some of these shares were subsequently transferred by Mr. Mortensen to others including principals of TEC and Shamrock, Tim Culp, Dyke Culp and Jack Chambers, in late March, 2005. Concurrently, Mr. Mortensen resigned as a director and officer of Tandem. Tandem’s board cancelled all of the 20 million shares on the grounds that the stock was issued without consideration from Mr. Mortensen, in that the shares were originally issued in fulfillment of a planned acquisition of TEC/Shamrock by a Texas corporation formed by Mr. Mortensen to facilitate a contemplated merger of the new Texas corporation and Tandem. This contemplated merger never occurred. All of the cancelled shares were returned to Tandem, except for 2.878 million shares controlled by Mr. Mortensen. Management of Tandem believes that all of the shares controlled by Mr. Mortensen are null and void and has instructed its common stock transfer agent to place a hold on the Mr. Mortensen common stock certificates. On May 17, 2006, Tandem received notification from a third party claiming to be a “holder in due course” of a certificate representing 2.7 million shares of Tandem common stock controlled by Mr. Mortensen and a demand that certificate be reissued without a restrictive legend as 2.7 million free-trading shares. Management of Tandem has and will continue to vigorously contest the third party claim.

On May 23, 2006, Tandem filed a lawsuit in Nevada District Court against Tandem’s transfer agent, the third party and three other defendants. The third party, as well as the three other defendants, successfully challenged the jurisdiction of the Nevada court over them and were therefore able to be excluded from the lawsuit, which proceeded without them and resulted in the court rendering a judgment that the certificates evidencing the shares are invalid and void and directing Tandem’s transfer agent to void the certificates if presented for transfer, as well as enjoining the transfer agent from transferring the certificates if so presented.

The third party filed a competing lawsuit against Tandem and Platinum in the Florida Circuit court on or about June 14, 2006, seeking a declaration by the court that Tandem’s cancellation of the shares was improper and that the third party is the rightful owner of the shares, and an injunction prohibiting Tandem and Platinum from taking any action in detriment to his alleged rights in and to the shares. Tandem challenged the jurisdiction of the Florida court over it since it has had no contact with the state of Florida, and was successful in getting the judge in that lawsuit to enter an order dismissing the entire complaint filed by the third party on the grounds that the court did not have jurisdiction over the matter. The third party then sought approval of the court to file an amended complaint, but prior to any ruling by the court, the third party dismissed his lawsuit. On June 12, 2007, the third party filed a lawsuit in the United States District Court for the Western District of Texas, Midland-Odessa Division, against

F2-18

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the Period January 1, 2007 through October 26, 2007 and the Year Ended December 31, 2006

Note 14 — Litigation (continued)

Tandem, TEC, and Messrs. Yocham, Culp, Chambers and Cunningham, and Tandem's transfer agent alleging conversion and conspiracy to convert with respect to the certificate representing the 2.7 million shares, and the Tandem, TEC and the other defendants in this lawsuit are vigorously contesting these allegations. Accordingly, based on SFAS No. 5, Accounting for Contingencies, no liability has been recorded in the accompanying consolidated financial statements.

On September 25, 2006, Tandem filed a lawsuit against Mr. Mortensen and Mr. Mortensen’s corporate affiliate in the Judicial District Court in Tarrant County, Texas, the domicile of Mr. Mortensen and his affiliate, seeking a declaration by the court that the certificates issued to Mr. Mortensen and subsequently transferred to his affiliate are void, that the certificates were properly cancelled by Tandem and that the transfer agent is authorized to cancel and destroy the certificates. In addition, Tandem is seeking a temporary and permanent injunction against Mr. Mortensen, his affiliate and any other person in possession of the certificates prohibiting any transfer or other disposition of the certificates and ordering that they be cancelled. An answer in this lawsuit was filed by Mr. Mortensen and his affiliate, and Tandem is now proceeding with a vigorous prosecution of this case.

On January 16th, 2008, Exxon Mobil Corporation filed a petition in the 270 th District Court of Harris County, Texas, naming TEC and a third party, Merenco Realty, Inc., demanding environmental remediation of certain properties in Tomball, Texas. In 1996, pursuant to an assignment agreement, Exxon Mobil sold certain oil and gas leasehold interests and real estate interests in Tomball, Texas to TEC’s predecessor in interest, Merit Energy Corporation. In 1999, TEC assigned its 50% undivided interest in one of the tracts in the acquired property to Merenco, an affiliate of TEC, owned 50% by our chairman of the board, Tim Culp. In October 2007, the Texas Railroad Commission notified Exxon Mobil of an environmental site assessment alleging soil and groundwater contamination for a site in the area of Tomball, Texas. Exxon Mobil believes that the site is one which was sold to TEC and claims that TEC is obligated to remediate the site under the assignment agreement. Exxon Mobil has requested that the court declare the defendants obligated to restore and remediate the properties and has requested any actual damages arising from breach and attorneys’ fees. We believe that Exxon Mobil’s claim that TEC is responsible for any remediation of such site is without merit and we intend to vigorously defend ourselves against this claim. However, no assurance can be given that we will prevail in this matter. Platinum acquired substantially all the assets and liabilities of TEC in the TEC acquisition. Merenco was not acquired by Platinum in the TEC acquisition and Platinum’s chairman, Tim Culp, continues to have a 50% ownership interest in Merenco.

F2-19

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Platinum Energy Resources, Inc.

	By:	/s/ Barry Kostiner
	Name:	Barry Kostiner
	Title:	Chief Executive Officer
Date: April 1, 2008

POWER OF ATTORNEY

The registrant and each person whose signature appears below hereby appoint Tim Culp and Barry Kostiner as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Barry Kostiner	Chief Executive Officer, (Principal Executive and	April 1, 2008
	Barry Kostiner	Financial and Accounting Officer) Secretary and Director

By:	/s/ Tim G. Culp	Chairman of the Board and Director	April 1, 2008
Tim G. Culp

By:	/s/ William C. Glass	President and Director	April 1, 2008
William C. Glass

48