Form 10-K/A
period 2007-12-31
PLATINUM ENERGY RESOURCES INC
filed 2008-04-04
CIK 1329605

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for our fiscal year ended December 31, 2007 is to amend Item 8 and Item 9A included in our original filing made on April 1, 2008 (the “Original Filing”) as follows:

Item 8. Financial Statements and Supplementary Data (beginning on page F-1): The report of our independent registered public accounting firm has been amended to reflect that their audit of our internal control over financial reporting excluded our recent TEC and other subsequent acquisitions. In addition, the unaudited pro-forma financial information in Footnote 4 to our consolidated financial statements has been amended to correct certain typographical errors.

Item 9A. Controls and Procedures: The next to last paragraph under “Management’s Annual Report on Internal Control over Financial Reporting” has been amended to disclose the reason why management excluded the TEC and other subsequent acquisitions from its evaluation of our internal control over financial reporting. The last paragraph under “Management’s Annual Report on Internal Control over Financial Reporting” has been amended to clarify that our independent registered public accounting firm’s audit report on our internal control over financial reporting excluded our recent TEC and other subsequent acquisitions. The paragraph “Changes in Internal Control over Financial Reporting” has also been amended.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment No. 1 also includes currently dated certifications from the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Filing.

You should not deem the filing of this Amendment No. 1 to be an admission that our Form 10-K filed on April 1, 2008, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement in such filing not misleading.

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

Item 8.  Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and supplementary financial data are included in this annual report on Form 10-K/A beginning on page F-1.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting, excluding the recent TEC and other subsequent acquisitions, as of December 31, 2007 based on the criteria in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Prior to the consummation of the TEC acquisition on October 26, 2007, we were a blank check company. Our wholly-owned subsidiary, New TEC, acquired substantially all of the assets and assumed all of the liabilities of TEC. Management has excluded New TEC and the other acquisitions referred to herein in Item 1, Business - Growth Strategy and Note 4b - Other Business Combinations from its evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, due to the limited time from the dates of such acquisitions through December 31, 2007, in which to perform such evaluations. The net revenues attributable to New TEC and the other acquisitions accounted for all of our consolidated revenues for the year ended December 31, 2007, and their aggregate total assets represented approximately 91% of our consolidated total assets as of December 31, 2007. Management plans to assess the internal controls over financial reporting for all of our 2007 acquisitions in 2008.

Marcum & Kleigman LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K/A, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 as stated in their report included herein. Their audit of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 excluded our recent TEC and other subsequent acquisitions.

Changes in Internal Control over Financial Reporting

As described above, the Company was previously a blank check company. At the closing of the TEC acquisition, on October 26, 2007, Mark Nordlicht resigned from his positions as our Chairman and as a director. Mr. Nordlicht had previously been our principal executive officer and principal financial officer. In connection with Mr. Nordlicht’s resignation, our Chief Executive Officer, Barry Kostiner, has become our principal executive officer and principal financial officer and assumed the duties previously performed by Mr. Nordlicht. As a result of the TEC and subsequent acquisitions, substantial changes occurred in the Company’s system of internal control over financial reporting as the existing controls over financial reporting related to TEC and the other subsequent acquisitions had to be integrated into the Company’s system.

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

14	Code of Conduct and Ethics (incorporated by reference from Exhibit 14 to Platinum’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed on March 24, 2006)

21	Subsidiaries of Platinum (incorporated by reference from Exhibit 21 to Platinum’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on April 1, 2008)

31	Section 302 Certification of Principal Executive and Financial Officer

32.1	Section 906 Certification

PLATINUM ENERGY RESOURCES, INC.

INDEX TO FINANCIAL STATEMENTS

Platinum Energy Resources, Inc.
Report of Independent Registered Public Accounting Firm	F1-1
Consolidated Balance Sheets — December 31, 2007 and 2006	F1-2
Consolidated Statements of Operations — For the years ended December 31, 2007 and 2006 and the period from April 25, 2005 (inception) to December 31, 2005	F1-3
Consolidated Statements of Changes in Stockholders’ Equity — For the years ended December 31, 2007 and 2006 and the period from April 25, 2005 (inception) to December 31, 2005	F1-4
Consolidated Statements of Cash Flows — For the years ended December 31, 2007 and 2006 and the period from April 25, 2005 (inception) to December 31, 2005	F1-5
Notes to Consolidated Financial Statements	F1-6
Tandem Energy Holdings, Inc.
Report of Independent Certified Public Accountants	F2-1
Consolidated Balance Sheets — October 26, 2007 and December 31, 2006	F2-2
Consolidated Statements of Operations — For the period from January 1, 2007 through October 26, 2007 and the year ended December 31, 2006	F2-3
Consolidated Statements of Stockholders’ Equity (Deficit) — For the period from January 1, 2007 through October 26, 2007 and the year ended December 31, 2006	F2-4
Consolidated Statements of Cash Flows — For the period from January 1, 2007 through October 26, 2007 and the year ended December 31, 2006	F2-5
Notes to Consolidated Financial Statements	F2-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Platinum Energy Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Platinum Energy Resources, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from April 25, 2005 (Inception) to December 31, 2005. We have also audited the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

Our audit of the Company’s internal control over financial reporting as of December 31, 2007 did not include the Company’s internal control over financial reporting applicable to the TEC acquisition, which acquisition was consummated on October 26, 2007, and other subsequent acquisitions as discussed in Note 4 to the consolidated financial statements. TEC and the other acquisitions accounted for 100% of the Company’s net revenues for the year ended December 31, 2007, and approximately 91% of the Company’s consolidated total assets as of December 31, 2007.

Except as discussed in the preceding paragraph, we conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Platinum Energy Resources, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years then ended and for the period from April 25, 2005 (Inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, except for the effect of any deficiencies that might have been determined to have existed had we audited the internal control over financial reporting applicable to the TEC and other acquisitions discussed in the second paragraph above, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

See notes to consolidated financial statements

F1-2

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from April 25, 2005 (Inception) to December 31, 2005

Revenues
Oil and Gas Sales	$4,308,184	$-	$-

Costs and expenses
Lease and other operating expense	1,776,247	—	—
Marketing, general and administrative expense	2,741,235	717,590	150,399
Administrative cost allowance - related party	28,015	68,710	16,875
Depreciation, depletion and amortization expense	1,253,026	—	—
Accretion of abandonment obligations	38,358	—	—

Total costs and expenses	5,836,881	786,300	167,274

Operating loss	(1,528,697)	(786,300)	(167,274)

Other Income (Expenses)
Interest income, net of interest allocated to common stock subject to possible
redemption of $616,217, $760,718 and $0	2,799,229	2,568,672	476,102
Interest (expense)	(59,580)	(2,693)	(5,000)
Change in fair value of commodity derivatives	(1,472,522)	—	—
Other	(23,462)	—	—
Total other income, net	1,243,665	2,565,979	471,102

(Loss) Income Before Income Taxes	(285,032)	1,779,679	303,828
Provision For Income Taxes - Current	88,000	120,000	28,100

Net (Loss) Income	$(373,032)	$1,659,679	$275,728

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	18,876,347	15,121,440	6,549,489
Diluted	18,876,347	17,479,194	6,980,246

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.02)	$0.11	$0.04
Diluted	$(0.02)	$0.09	$0.04

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

Unaudited Pro-Forma Financial Information

The following unaudited pro forma consolidated results of operations assume that the acquisitions of the acquired entities as disclosed herein were completed as of January 1 for each of the years shown below:

Year Ended December 31,	Revenue	Income (Loss) Before Income Taxes	Net Income (Loss)	Earnings (Loss) Per Share

Pro forma 2007	$22,547,000	$(7,089,000)	$(4,608,000)	$(0.19)

Pro forma 2006	$22,298,000	$4,791,000	$3,114,000	$0.13

The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the TEC acquisition and the other acquisitions had been completed as of the beginning of 2007 or 2006, nor are they necessarily indicative of future consolidated results. For certain acquisition transactions for which adequate data was not available, estimates of certain expenses were used.

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

The provision for income taxes for the year ended December 31, 2007 and 2006 is comprised of current New Jersey state income taxes.

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate as reported is as follows:

	2007	2006
Taxes at federal statutory rate	(35.0)%	34.0%
State income tax net of federal benefit	20.0%	4.5%
Non taxable income - interest	(302.0)%	(49.1)%
Non deductible expenses	0.0%	1.0%
Increase in valuation allowance	348.0%	16.3%
Effective income tax rate	31.0%	6.7%

Significant components of deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred expenses - start-up costs	$384,000	$356,000
Other	4,000	—
Commodity derivatives	1,775,000	—
Net operating loss carryforward	609,000	—
Less: valuation allowance	(1,366,000)	(356,000)
	1,406,000	—
Difference between fair value of assets acquired and tax basis	(49,491,000)	—

Net deferred tax assets (liabilities)	$(48,085,000)	$—

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

F1-22

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
And the Period From April 25, 2005 (Inception) to December 31, 2005

Note 11 - Price, Interest Rate and Credit Risk Management Activities - continued

The following table summarizes the estimated fair value of financial instruments and related transactions at December 31, 2007 (in millions):

	Carrying Amount	Estimated Fair Value (1)

NYMEX-Related Commodity Derivative
Market Positions (1)	$3.0	$3.0

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
Date: April 4, 2008

48