Form 10-K/A
period 2007-12-31
PLATINUM ENERGY RESOURCES INC
filed 2008-04-15
CIK 1329605

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 2)

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

None

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to our Annual Report on Form 10-K for our fiscal year ended December 31, 2007 is to amend Items 2, 6, 7 and 8 included in our original filing made on April 1, 2008, as amended on April 4, 2008 (the “Prior Filing”) as follows:

Item 2.  Properties (beginning on page 20): The description of properties has been amended to update daily net production information.

Item 6. Selected Financial Data (beginning on page 27): The selected financial data has been amended to include five years of selected financial and operational data for Tandem Energy Holdings, Inc. (“Tandem”), as the former parent company of Tandem Energy Corporation (“TEC”), the assets of which we acquired on October 26, 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (beginning on page 29): Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended to include pro forma consolidated results of operations for the years ended December 31, 2007 and 2006 and TEC historical results of operations for the period from January 1, 2007 through October 26, 2007 compared to the year ended December 31, 2006 and for the year ended December 31, 2006 as compared to the year ended December 31, 2005. TEC’s parent company, Tandem, held assets consisting largely of its investment in TEC, and, accordingly, the consolidated financial statements of Tandem represent the TEC assets.

Item 8. Financial Statements and Supplementary Data (beginning on page F1): The audited financial statements for Tandem have been amended to include financial information for the fiscal year ended December 31, 2005.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment No. 2 also includes currently dated certifications from the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment No. 2 does not amend any other information set forth in the Prior Filing and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Prior Filing.

You should not deem the filing of this Amendment No. 2 to be an admission that our Form 10-K filed on April 1, 2008 or our Amendment No. 1. to our Form 10-K filed on April 4, 2008, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement in such filing not misleading.

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

• In December 2007, we acquired, out of bankruptcy court, oil and gas properties, including approximately 200 producing wells, located in Chavez, Lea and Eddy counties, New Mexico previously owned by Lothian Oil, Inc. for $6.9 million. These assets include over one million barrels of oil equivalent (" boe") of proved reserves. Approximately 55% of the reserves are proved developed. On the closing date, the production was approximately 140 boe per day, and one of the primary fields is adjacent to our Ballard Field in Eddy County.

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

• On March 18, 2008, Platinum, a wholly owned subsidiary of Platinum, PERMSub, Inc., Maverick Engineering, Inc. (“Maverick”) and Robert L. Kovar Services, LLC entered into an Agreement and Plan of Merger pursuant to which we will acquire Maverick, a provider of project management, engineering, procurement, and construction management services to both the public and private sectors, for a gross purchase price of $11 million, subject to a working capital purchase price adjustment, with $6 million paid at closing and the remaining $5 million to be paid over the next 6 years pursuant to non-interest bearing cash flow notes. The agreement requires us to repay the cash flow notes quarterly by paying to the noteholders pro rata 50% of the pre-tax net income, as defined in the merger agreement, generated by the Maverick business on a stand alone basis in the prior quarter. In the event the cash flow notes are not repaid in full after 5 years, or under certain other circumstances prior to such time, the cash flow notes will convert into one year fixed rate term notes bearing interest at “prime rate” as published in the Wall Street Journal plus 2% per annum on the date of such conversion. Established in 1993, Maverick has grown into a full-service engineering service company with 270 employees including a staff of 70 engineers, consultants, surveyors, scientists and planners. Maverick is based in South Texas with offices in Corpus Christi, Victoria, Harlingen and Houston. Upon consummation of an agreement to acquire Maverick, we intend to move our corporate headquarters to Maverick’s Houston office. Maverick’s organization is divided into four operational units: Oil & Gas, Industrial, Infrastructure and Surveying. Maverick’s services include consulting, project management, engineering, procurement, and construction management. Upon consummation of the transaction, Robert Kovar, the founder and CEO of Maverick, will join Platinum as Chief Operating Officer in addition to continuing as CEO of Maverick. Mr. Kovar’s responsibilities will include oversight of all operations, including engineering, drilling, and production. Mr. Kovar has considerable experience in managing drilling and development programs, midstream operations, compression, gas storage and optimization of mature fields. He has over 20 years of experience, including field management positions with the former Mobil Oil Corporation and operating oil field services and engineering companies. The acquisition is conditioned upon the receipt of Maverick stockholder approval and other customary closing conditions. The acquisition is expected to close at the beginning of April, but there can be no assurance that the acquisition will be consummated on the terms described. For additional information on the terms of the transaction, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” beginning on page 33.

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

Current Oil and Gas Activities

Tomball Field. We own an interest in, and are operator of, oil and natural gas properties in the Tomball Field, which is located in Harris County, Texas, and is approximately 30 miles northwest of Houston, Texas. The Tomball Field contains multiple productive formations ranging in depth from 1,000 to 9,000 feet, including the Yegua, Cockfield, and Wilcox. Current operations consist of 18 producing wells and 6 water disposal wells. At December 31, 2007, we held 7,000 acres and had an inventory of 3 proved undeveloped locations in the Tomball Field. We own a 100% working interest and net revenue interests ranging from 84.5% to 87.5%. TEC began operating the Tomball field in 1996, but it has been producing continuously since 1930. The daily net production from the field since the acquisition on October 26, 2007 averaged 241 Bbls of oil and 656 Mcf of gas per day. The field is also producing approximately 19,000 Bbls of water per day.

Ira Field. We own an interest in, and are operator of, an oil production unit in the Ira Field, which is located in Scurry County, Texas, and is approximately 75 miles northeast of Midland, Texas. The Ira Field production is from the San Andres formation at approximately 1,800 feet. Current operations consist of 150 producing wells and 75 water injection wells. At December 31, 2007, we held 3,600 acres and had an inventory of 76 proved undeveloped locations in the Ira Field. We own an 88% working interest and 72% net revenue interest. TEC, through it predecessor in interest, began operating the IRA Field in 2004, but it has been producing continuously since 1955. The daily net production from the field since the acquisition on October 26, 2007 averaged 111 Bbls of oil per day. The field is also producing approximately 3,000 Bbls of water per day.

Ball Field. We own an interest in, and are operator of, oil and natural gas properties in the Ball Field, which is located in Palo Pinto County, Texas, and is approximately 75 miles west of Fort Worth, Texas. The Ball Field contains multiple productive formations ranging in depth from 3,000 to 3,800 feet, including the Big Saline, Duffer, and Barnett Shale. Current operations consist of 17 producing wells and 1 water disposal well. At December 31, 2007, we held 4,900 acres and had an inventory of 29 proved undeveloped locations in the Ball Field. We own working interests ranging from 50% to 100%, and net revenue interests ranging from 40.3% to 87.5%. TEC began operating the Ball Field in 1993, but it has been producing continuously since 1930. The daily net production from the field since the acquisition on October 26, 2007 averaged 1 Bbls of oil and 631 Mcf of gas per day. The field is also producing approximately 450 Bbls of water per day.   On December 28, 2007 we acquired an additional 50% working interest in the Barnett Shale acreage for approximately $920,000. This acquisition increased our net acreage position by 2,300 net acres and gave us a 100% working interest in the Barnett. We plan to begin a horizontal development program in the Barnett Shale during 2008, which may include a 3-D seismic program.

Ballard Field. We own an interest in, and are operator of, an oil production unit in the Ballard Field, which is located in Eddy County, New Mexico, and is approximately 150 miles northwest of Midland, Texas. The Ballard Field contains multiple productive formations ranging in depth from 2,000 to 3,000 feet, including the Yates, Grayburg, and San Andres. Current operations consist of 40 producing wells and 26 water injection wells. At December 31, 2007, we held 3,000 acres and had an inventory of 36 proved undeveloped locations in the Ballard Field. We own an 86% working interest and 78.7% net revenue interest. TEC, through its predecessor in interest, began operating the Ballard Field in 2004, but it has been producing continuously since 1965. The daily net production from the field since the acquisition on October 26, 2007 averaged 78 Bbls of oil per day. The field is also producing approximately 1,300 Bbls of water per day.

USM Field. We own an interest in, and are operator of, oil and natural gas properties in the USM Field, which is located in Pecos County, Texas, and is approximately 120 miles southwest of Midland, Texas. The USM Field production is from the Yates and Queen formations at approximately 3,200 feet. Current operations consist of 50 producing wells and 4 water disposal wells. At December 31, 2007, we held 3,000 acres and had an inventory of 54 proved development locations in the USM Field. We own working interests ranging from 90% to 100%, and net revenue interests ranging from 79.3% to 89.6%. TEC, through its predecessor in interest, began operating the USM Field in 2004, but it has been producing continuously since 1985. The daily net production from the field since the acquisition on October 26, 2007 averaged 42 Bbls of oil and 96 Mcf per day. The field is also producing approximately 150 Bbls of water per day.

Choate Field. We own an interest in, and are operator of, oil and natural gas properties in the Choate Field, which is located in Hardin County, Texas, and is approximately 35 miles northwest of Beaumont, Texas. The Choate Field production is from sand lenses flanking a salt dome ranging in depth from 1,000 to 2,500 feet. Current operations consist of 14 producing wells. At December 31, 2007, we held 50 acres and had an inventory of 9 proved undeveloped locations in the Choate Field. We own a 75% working interest and 57% net revenue interest. TEC, through its predecessor in interest, began operating the Choate Field in 2004, but it has been producing continuously since 1960. The daily net production from the field since the acquisition on October 26, 2007 averaged 37 Bbls of oil per day. The field is also producing approximately 180 Bbls of water per day.

Lothian Properties. In December 2007 we purchased, for $6.2 million plus customary closing adjustments, approximately 200 producing wells from Lothian Oil and Gas, Inc. The Lothian assets acquired consist of oil and gas properties located in Chavez, Lea and Eddy counties, New Mexico and are adjacent to or near our Ballard Field. On the closing date of that acquisition, the net production was approximately 140 boe per day.

Other. We own numerous small mineral, royalty and non-operated working interests in various oil and natural gas properties located in Texas, New Mexico, Louisiana, Montana, and North Dakota.

Below is a map indicating the locations of our significant properties in Texas and New Mexico.

Drilling Results

New TEC drilled or participated in the following numbers of wells during the period from the closing of the TEC acquisition on October 26, 2007 through December 31, 2007. No exploratory wells were drilled during the presented periods.

	Gross	Net
Development Wells:
Oil	-	-
Gas	1	1.0
Dry	-	-
Total	1	1.0

The information contained in the foregoing table should not be considered indicative of our future drilling performance, nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by us.

Red Iron Tool, Inc.

In December 2007, as part of a strategic attempt to secure readily available well servicing equipment, we purchased, for approximately $2.2 million, the outstanding stock of Red Iron Tool, Inc.(Red Iron). As a result, Red Iron is now a wholly owned subsidiary of Platinum. Red Iron owns three pulling units and other service equipment near our Ira field in Scurry County, Texas. One of its rigs has been continuously servicing that field for the last six months. The other two have been used by other operators. Additionally, the former president of Red Iron, who is experienced in operations, drilling and well servicing in that area, will assist us in providing valuable oversight of the Ira Field. We may continue to contract the rigs to third party operators when not in use on our properties.

Reserve Report Summary

Prior to the TEC acquisition, Tandem had engaged Williamson Petroleum Consultants, Inc. (“WPC”), as its independent petroleum engineers. WPC performed an engineering evaluation to estimate proved reserves and future net revenues from TEC’s oil and gas properties and issued their report thereon as of December 31, 2007. Certain information utilized in the preparation of this report with respect to interests, reversionary status, oil and gas prices, gas contract terms, operating expenses, investments and current operating conditions, as applicable were provided by Tandem and TEC. All such data provided to WPC have been reviewed by WPC for reasonableness and, unless obvious errors were detected, have been accepted as correct. WPC did not provide any geological mapping, seismic interpretations or well log analysis in the course of their evaluation but relied upon data and analysis provided by previous evaluators. A summary of their report is as follows:

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

As of December 31, 2007, on an equivalent barrel basis, 63% of TEC’s proved reserves, were classified as proved undeveloped.

A summary of the total proved reserves of TEC by major field is as follows:

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

Share Repurchase Program

The table below provides a summary of purchases of Platinum common stock made by Platinum and affiliated purchasers during the fourth quarter of 2007.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Amount that May Yet Be Used Under the Program
October 1 - October 31, 2007	1,978,005	(1)	$7.78	0	0
November 1 - November 30, 2007	1,997,913	(2)	$7.84	1,997,913	$64,338,536	(2)
December 1 - December 31, 2007	0		N/A	N/A	$64,338,536

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

Item 6.    Selected Financial Data.

Platinum Selected Historical Financial Information

The following table sets forth certain selected consolidated financial information of Platinum. The selected financial information presented below was derived from Platinum’s audited consolidated financial statements for the period from April 25, 2005 (inception) to December 31, 2005, and for the years ended December 31, 2006 and 2007. All of the data should be read together with Platinum’s historical financial statements for the period from April 25, 2005 (inception) to December 31, 2005 and for the years ended December 31, 2006 and 2007 and the related notes thereto and Platinum’s Management’s Discussion and Analysis of Financial Condition and Results of Operations presented elsewhere herein. The selected data provided are not necessarily indicative of Platinum’s future results of operations or financial performance.

	Period From April 25, 2005 (Inception) to December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007
Income Statement Data :
Operating revenues	$—	$—	$4,308,184
Lease and other operating expenses	$—	$—	$1,776,247
Operating Expenses	$167,274	$786,300	$28,015
Stock based compensation	$—	$—	$1,250,000
Depreciation, depletion and amortization	$—	$—	$1,253,026
Other Income - Interest, net	$471,102	$2,565,979	$2,746,187
Change in fair value of derivatives - increase (decrease)	$—	$—	$(1,472,522)
Net income (loss)	$275,728	$1,659,679	$(373,032)
Weighted average common stock and common stock equivalents outstanding:
Basic	6,549,489	15,121,440	18,876,347
Diluted	6,980,246	17,479,194	18,876,347
Net Income Per Common Share -
Basic	$0.04	$0.11	$(0.02)
Diluted	$0.04	$0.09	$(0.02)
Cash Dividends Declared Per Share	$—	$—	$—

	December 31, 2005	December 31, 2006	December 31, 2007
Balance Sheet Data
Working Capital (Deficiency) (Excluding Cash held in trust)	$888,439	$(1,683,186)	$14,158,775
Cash Held in Trust	$105,884,102	$109,213,492	$—
Total Assets	$106,905,311	$110,955,650	198,389,193
Long-term debt, less current maturities	$—	$—
Common Stock Subject to Possible Redemption, 2,878,560 Common Shares at Conversion Value	$21,071,059	$21,831,777	$—
Total liabilities	$21,203,829	$23,594,489	$57,421,733
Total stockholders’ equity	$85,701,482	$87,361,161	$140,967,460

Cash flow provided by (used in)
Operating activities	$289,787	$2,111,707	$(112,554)
Investing activities	$(105,884,102)	$(3,849,923)	$45,719,620
Financing activities	$106,496,813	$835,718	$(29,177,446)
Operating Data:
Product sales
Oil (Bbl)	—	—	38,684
Gas (Mcf)	—	—	125,849
Boe	—	—	59,659
Average sales prices
Oil ($/Bbl)	$—	$—	$85.24
Gas ($/Mcf)	$—	$—	$8.03
Average Lifting Cost per Boe of Production:	$—	$—	$29.77
Proved reserves
Oil (Bbls)	—	—	6,525,750
Gas (Mcf)	—	—	21,811,856
Boe	—	—	10,161,059

Tandem Selected Historical Financial Information

The following table sets forth certain selected financial and operational data of Tandem as the former parent company of TEC. TEC was the sole subsidiary of Tandem. Tandem’s assets consisted largely of its investment in TEC, and, accordingly, the consolidated financial statements of Tandem represent the assets that were acquired and liabilities that were assumed by Platinum. The selected financial information presented below was derived from Tandem’s audited consolidated financial statements for the period January 1, 2007 through October 26, 2007 and for the three year period ended December 31, 2006, and from Tandem’s unaudited consolidated financial statements for the year ended December 31, 2003. The unaudited selected financial information for the year ended December 31, 2003 is presented for TEC only and does not include financial information reflecting the acquisition of the properties of Shamrock Energy Corporation. The operational data for all periods presented is unaudited. All the data should be read together with Tandem’s historical consolidated financial statements and accompanying notes and Tandem’s Management’s Discussion and Analysis of Financial Condition and Results of Operations presented elsewhere in this report. The selected data provided are not necessarily indicative of Tandem’s future results of operations or financial performance.

	For the Years Ended December 31,				January 1 to October 26,
	Unaudited	Audited			Audited
	2003	2004	2005	2006	2007
	(in thousands, except per share, production and reserve information)
Consolidated Income Statement Data:
Operating revenues	$5,360	$8,018	$14,249	$18,051	$13,985
Lease operating expenses (1)	3,093	2,841	4,273	6,517	5,500
Net income (loss)	696	3,714	(36,309)	6,295	(2,851)
Net income (loss) per common share
Basic and diluted	$0.23	$1.24	$(1.96)	$0.26	(0.12)
Weighted average common stock and common stock equivalents outstanding
Basic and diluted	3,000	3,000	18,515	23,799	23,792
Consolidated Balance Sheet Data:
Total assets	$4,374	$8,520	$34,650	$36,903	$36,477
Total liabilities	1,831	3,227	51,397	47,356	49,825
Long-term debt, less current maturities	1,300	—	42,000	40,250	21,000
Total stockholders’ equity (deficit)	2,543	5,293	(16,747)	(10,453)	(13,348)
Consolidated Statement of Cash Flow Data:
Cash flow provided by (used in)
Operating activities	$689	$4,524	$6,259	$5,995	$2,299
Investing activities	(475)	(998)	(6,751)	(6,702)	(1,177)
Financing activities	—	(1,771)	610	(500)	(545)
Operating Data:
Product sales
Oil (Bbl)	96,459	103,788	156,503	214,845	165,282
Gas (Mcf)	462,817	678,085	723,634	735,550	560,900
Boe	173,595	216,802	277,109 (2)	337,437	258,766
Average sales prices
Oil ($/Bbl)	$29.91	$40.48	$56.18	$62.94	$61.68
Gas ($/Mcf)	$5.40	$5.63	$7.54	$6.16	$6.76
Average Lifting Cost per Boe of Production:	$17.82	$13.10	$15.42	$19.31	$21.25
Proved reserves
Oil (Bbls)	268,150	988,597	5,814,505	5,539,928	5,523,587
Gas (Mcf)	5,848,673	16,603,591	21,896,697	20,786,645	20,892,748
Boe	1,242,929	3,755,862	9,463,955 (3)	9,004,369	9,005,712

The following unaudited information relates to TEC’s net and gross oil and gas wells and developed leasehold acres as of October 26, 2007:

	Net	Gross
Productive oil wells	201.3	272.0
Productive gas wells	13.8	21.0
Total productive wells (4)	215.1	293.0
Developed leasehold acres	16,480	21,550

(1)	Lease operating expenses include all direct operating expenses, severance taxes on oil and gas, and ad valorem taxes associated with oil and gas properties.

(2)	Production on a Boe basis for 2005 was 28% higher than 2004. This increase was due primarily to the production from the oil and gas properties acquired from Shamrock in June, 2005.

(3)
Proved reserves increased approximately 250% from 2004 to 2005 due primarily to the oil and gas properties acquired from Shamrock in June, 2005 and the effect of higher pricing on the economic limit of the consolidated reserves at the end of 2005.

(4)	The total productive well count includes 40 oil wells and no gas wells completed in multiple zones.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On October 26, 2007, we acquired substantially all of the assets and assumed substantially all of the liabilities of TEC. Set forth below are:

(A)  Results of operations for Platinum for the following periods (i) for the year ended December 31, 2006 as compared to the period from April 25, 2005 (Inception) to December 31, 2005 and (ii) for the year ended December 31, 2007 as compared to the year ended December 31, 2006. Included within the results of operations for the year ended December 31, 2007 are the results of operations of New TEC, our wholly owned subsidiary that purchased substantially all of the assets of TEC on October 26, 2007, for the period from October 26, 2007 through December 31, 2007.

(B)  Results of operations for TEC for the period from January 1, 2007 through October 26, 2007 as compared to the year ended December 31, 2006 and for the year ended December 31, 2006 as compared to the year ended December 31, 2005. TEC’s parent company, Tandem, held assets consisting largely of its investment in TEC, and, accordingly, the consolidated financial statements of Tandem represent the TEC assets.

(C)  Pro forma consolidated results of operations for the years ended December 31, 2007 and 2006. The unaudited pro forma financial information gives effect to the acquisition as if it happpened on the first day of each year.

The information and analyses should be read in conjunction with the financial statements and the related notes and schedules thereto and other information relating to Platinum and TEC included elsewhere in this report. These discussions and analyses may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this report.

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

Results of Operations

Platinum Historical

The following discussion relates to Platinum for the years ended December 31, 2007 and December 31, 2006 and for the period from April 25, 2005 (Inception) to December 31, 2005:

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

For the year ended December 31, 2007 and the year ended December 31, 2006

For the years ended December 31, 2007 (“2007”) and December 31, 2006, we had a net loss of $373,032 as compared to net income of $1,659,579, respectively. In 2007, our results of operation included those of the entities acquired on and subsequent to October 26, 2007. These included the TEC acquisition and the other transactions more specifically described in “Business - Growth Strategy” beginning on page 5 and in Note 4 to the consolidated financial statements beginning on page F-15. Results of operations for 2007 included net interest income of $2,799,229 (substantially all of which was earned on funds held in the trust account and net of interest income in the amount of $616,217 attributable to shares of common stock subject to conversion rights), after tax net loss from oil and gas operations approximating $729,000 (which included a non-cash loss on the change in the value of derivatives approximating $1,473,000) and a non-cash charge for stock based compensation of $1,250,000 resulting from the Lance Duncan consulting agreement described more fully in “Certain Relationships and Related Transactions and Director Independence - Related Party Transactions” beginning on page 62 and in Note 10 to the consolidated financial statements beginning on page F-22. Results of operations for 2006 were generated principally by net interest income on the proceeds of our IPO of $2,568,672 (net of interest income in the amount of $760,718, attributable to shares of common stock subject to conversion rights), offset by expenses attributable to organization and formation expenses, expenses incurred in identifying and qualifying an acquisition candidate and legal, accounting and administrative costs.

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

TEC Historical

The following is a summary of financial information for TEC and is provided to present the history of operating results from the assets purchased by Platinum on October 26, 2007. The comparative results are for the period from January 1, 2007 through October 26, 2007 as compared to the year ended December 31, 2006 and for the year ended December 31, 2006 as compared to the year ended December 31, 2005. TEC’s parent company, Tandem, held assets consisting largely of its investment in TEC, and, accordingly, the consolidated financial statements of Tandem represent the TEC assets.

Comparison of the period from January 1, 2007 through October 26, 2007, to the Year Ended December 31, 2006

TEC’s oil and gas sales revenues for the period from January 1, 2007 through October 26, 2007, consisting exclusively of oil and gas sales, $14.0 million compared to $17.8 million during the year ending December 31, 2006. If we include the $4.1 million in oil and gas sales revenues of New TEC after October 26, 2007, TEC would have recorded a 2% increase in revenues. The increase in revenues was due primarily to stronger oil prices during the 2007 period, offset by an overall 6% decrease in production on a Boe basis.

Oil and gas production costs in the form of lease operating expense on a Boe basis increased 10% from $19.31 per Boe during 2006 to $21.25 per boe during the period from January 1, 2007 through October 26, 2007. The increase in operating costs in 2007 was due primarily to a focus, in the Ira Field of Scurry County, Texas, to bring a number of inactive wells into compliance with regulatory statutes. This involved testing the integrity of the downhole casing in approximately 40 wells. In a number of cases, the wells were repaired and either placed back on production or remain idle awaiting further remedial work. In some cases, the wells were actually plugged and abandoned. Only the testing and repair costs are included in lease operating expense. The cost to plug and abandon these wells is not included in lease operating expense, but is included in the capitalized costs of oil and gas properties. This particular testing program was completed in October, 2007. Some elements of lease operating expenses are only partially controllable by management. Other factors outside management control, such as the availability of goods and services, could have an adverse effect on lease operating costs in the future.

Comparison of Fiscal Year ended December 31, 2006 to Fiscal Year ended December 31, 2005

The results of operations between periods will not be comparable in most respects, primarily due to the significance of the acquisition by TEC of certain Shamrock Energy Corporation (“Shamrock") oil and gas properties in June 2005.

TEC’s oil and gas sales revenues for 2006, consisting exclusively of oil and gas sales, increased 27% to $18.1 million compared to $14.2 million during 2005. The increase in revenues was primarily attributable to the acquisition of the Shamrock oil and gas properties in June 2005.

TEC’s production for 2006 (on an Mboe basis) increased by 22% to 337.4 Mboe as compared to 277.1 Mboe during 2005. This increase in production was due primarily to the acquisition of the Shamrock oil and gas properties in June 2005.

For 2006, TEC’s average realized gas price of $6.16 per Mcf represented an 18% decrease from the average price of $7.54 during 2005, and its realized oil price per barrel increased by 12% from $56.18 during 2005 to $62.94 during 2006. The overall increases in average product prices were attributable to the volatility of the markets for oil and gas, over which TEC had no control.

Oil and gas production costs in the form of lease operating expense on a boe basis increased from $15.42 per boe during 2005 to $19.31 per boe during 2006. The increase in operating costs in 2006 was due primarily to the increased cost of goods and services in the oil and gas production industry. It is likely that this trend will continue to contribute to higher production costs in future periods.

Depreciation, depletion and amortization (“DD&A”) increased 38%, from $1.9 million in 2005 to $2.6 million in 2006. The increase was due primarily to the Shamrock asset acquisition in June 2005.

General and administrative expense, excluding non-cash stock-based employee compensation, was $2.8 million for 2006, 55% higher than this expense for 2005 of $1.8 million. Such increase was due primarily to higher administrative costs associated with the acquisition of the Shamrock assets and legal and audit fees associated with the historical audits and due diligence efforts related to the proposed transaction with Platinum.

Gain on sales of property and equipment for 2005 of $707,239 consisted primarily of a gain associated with the sale of land located in and adjacent to TEC’s Tomball field. TEC recognized a gain of $368,067 during the first quarter of 2006 related to the sale to a third party of one of TEC’s drilling rigs. Total gains for the sale of property and equipment during 2006 was $401,470.

Interest expense was $3.5 million during 2006 as compared to interest expense of $1.7 million during 2005. As of December 31, 2006, TEC’s indebtedness was $42.0 million as a result of funding the acquisitions of TEC and the assets of Shamrock and the redemption of the shares of one of TEC’s two stockholders, all of which occurred in June 2005. Outstanding indebtedness under a revolving line of credit facility with a bank in the amount of $21.0 million and notes payable to the principles of TEC and Shamrock in the aggregate totaling $21.0 million comprise the $42.0 million in indebtedness. The $3.5 million interest incurred during 2006 consists of approximately $1.8 million associated with the revolving line of credit and $1.7 million associated with the notes to the former principles of TEC and Shamrock.

TEC recorded a $3.5 million gain during 2006 associated with the change in fair value of its derivatives since the end of 2005. Since TEC had not designated any derivative contracts as cash flow hedges, all cash settlements and changes resulting from mark-to-market valuations were recorded as changes in fair value of derivatives. Future gains or losses on changes in derivatives will be impacted by the volatility of commodity and interest rates, as well as the terms of any new derivative contracts.

Platinum Unaudited Pro Forma Consolidated Financial Information

The following tables set forth summary financial information for our pro forma consolidated results of operations for the years ended December 31, 2007 and 2006. The unaudited pro forma financial information includes the consolidated statements of operations of TEC for the two years ended December 31, 2007 and the results of operations of Platinum for these same periods. The pro forma financial information is adjusted to illustrate the estimated pro forma effects of the asset acquisition of TEC, the simultaneous transfer of funds from the trust account associated with the non-converting shareholders, the reclassification of shares of shareholders electing not to convert as if these events had occurred at the beginning of each year presented. The unaudited pro forma financial information should be read in conjunction with the consolidated financial statements of the Company and the historical financial statements of Tandem Energy Holdings, Inc. and other financial information appearing elsewhere herein.

The unaudited pro forma adjustments are based upon available information and certain assumptions that we believe are directly attributable to these transactions and are factually supportable.

The unaudited pro forma financial information is for informational purposes only and is not intended to represent or be indicative of the consolidated results of operations that we would have reported had the TEC asset acquisition been completed as of the dates presented, and should not be taken as representative of our future consolidated results of operations.

The results of operations of the subsequent other acquisitions made by us have not been included in this presentation, as their results of operations would not be significant.

	Consolidated Unaudited Pro Forma Statements of Operations Information of the Year Ended December 31,
	2006	2007
Oil and Gas Revenues	$17,812,000	$18,140,000

Income (loss) before income taxes	545,000	(9,204,000)

Net income (loss)	400,000	(5,817,000)

Earnings (loss) per share:

Basic	$0.02	$(0.24)

Diluted	0.01	(0.24)

The following adjustments have been made to the historical results of operations of TEC and Platinum in developing this unaudited pro forma data:

• The elimination of interest expense earned on the trust account funds held by Platinum;

• The elimination of interest expense on TEC indebtedness assumed paid at the inception of each period;

• Adjustment of depletion expense based upon the accounting treatment prescribed by FAS 141 with respect to TEC oil and gas assets;

• Inclusion of stock based compensation associated with officers’ stock options and with a consulting agreement;

• Adjustment of officers’ salary for the assumed compensation levels that would be in effect upon consummation; and

• Assumed effective tax rate on net income (loss) of 35%.

• Pro forma weighted average shares outstanding used to determine pro forma earnings (loss) per share reflects the shares issued in the acquisition of the assets of TEC, the redemption of non-converting shareholders, the transfer to equity of shareholders electing to retain their shares and the issuance of shares for stock based compensation as if these events had occurred at the beginning of the period. Common stock equivalents associated with the IPO warrants were included in determining pro forma EPS in 2006, because their effect would have been dilutive. The impact of the purchase of treasury shares in November 2007 was also reflected.

The pro forma revenues for 2007 represent TEC historical oil and gas revenues for the period from January 1, 2007 through October 26, 2007 combined with the historical TEC oil and gas revenues for the period from October 27, 2007 though December 31, 2007. This results in a full 12 months of TEC actual revenues in each period being reflected in this pro forma presentation.

The increase in revenues was due primarily to stronger oil prices during the 2007 period, offset by an overall decrease in production on a Boe basis.

The principal reason for the pro forma loss before income taxes of $9,204,000 in 2007 as compared to pro forma income before income taxes of $545,000 was a loss on change in fair value of derivatives of $5.1 million in 2007 versus a gain of $3.5 million in 2006. This one item accounts for an $8.6 million reduction in pro forma net income in 2007 as compared to 2006.

Liquidity and Capital Resources

Platinum

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

Upon the October 26, 2007 consummation of the TEC acquisition, the cash held in, or attributable to, the trust approximated $112,300,000 (including approximately $290,000 of interest earned on the trust account for October 1 through October 26, 2007 but received subsequent to consummation), became available to us and was applied as follows (i) payment to our stockholders exercising their conversion rights; (ii) payment of TEC debt assumed pursuant to the acquisition agreement; (iii) payment of certain fees and expenses relating to the acquisition; and (iv) the remaining net proceeds became available for operations and conduct of the business. This resulted in net proceeds to us approximating $50,650,000, as follows:

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

b. As part of our overall business strategy, we began our program of strategic acquisitions and investment opportunities that complement our existing business. In addition to the TEC acquisition, we made various acquisitions of oil and gas properties and interests and a related operating business, expending a total of $18.8 million through December 31, 2007, including a $2.522 million advance payment and costs on the Pleasanton transaction. We spent an additional $2.5 million to complete the Pleasanton acquisition in January 2008. For a description of these transactions, see “Business - Growth Strategy” beginning on page 5 and Note 4 to our consolidated financial statements beginning on page F-15.

On March 18, 2008, Platinum, a wholly owned subsidiary of Platinum, PERMSub, Inc., Maverick Engineering, Inc. and Robert L. Kovar Services, LLC entered into an Agreement and Plan of Merger pursuant to which we will acquire Maverick for a gross purchase price of $11 million, subject to a working capital purchase price adjustment, with $6 million paid at closing and the remaining $5 million to be paid over the next 6 years pursuant to non-interest bearing notes (the “Cash Flow Notes”). In addition, we will assume Maverick’s indebtedness under certain bank and loan arrangements, which aggregate balances approximated $4.5 million at January 31, 2008. Maverick’s bank has not consented to continuing its bank term loan or to its working capital revolving credit line upon closing. Robert L. Kovar has agreed to personally assume the indebtedness under the bank term loan, which approximated $1.67 million as of January 31, 2008. Maverick shareholders, as represented by Robert L. Kovar Services, LLC, have agreed to the reduction of the $6 million intended to be paid at closing by the outstanding balance on the line of credit on the closing date, which approximated $1.97 million on January 31, 2008, in the event that a replacement line of credit is not in place on the closing date. These proceeds would be used to payoff its bank obligation under the revolving line of credit. Upon obtaining a replacement line of credit, such withheld amounts would be paid to Robert L. Kovar Services, LLC for distribution to the selling Maverick shareholders. The Cash Flow Notes will be payable quarterly at the rate of 50% of pre-tax net income, as it is defined in the merger agreement, generated by the Maverick business on a standalone basis in the preceding quarter. Payment can be accelerated by certain events, including change in control. The purchase price is also subject to adjustment for any change in working capital as defined in the agreement, between October 31, 2007 and the closing date, as well as other adjustments associated with changes in indebtedness. Any adjustment will be treated as a modification of the amount of the Cash Flow Notes. The balance of the Cash Flow Notes remaining unpaid upon maturity, if any, will be converted into a 12 month self amortizing note bearing interest at the annual rate of 2% over the banks prime rate. Upon closing of the Maverick acquisition, we will enter into a five year employment agreement with Robert Kovar, the founder and CEO of Maverick, pursuant to which he will join Platinum as our Chief Operating Officer in addition to continuing as CEO and President of Maverick. In connection with his employment agreement Mr. Kovar will receive base annual compensation of $200,000 and stock options to purchase 250,000 shares of Company common stock over that five year period. Mr. Kovar’s responsibilities will include oversight of all operations, including engineering, drilling, and production. For a further description of Maverick, see “Business - Growth Strategy” beginning on page 5. There can be no assurance that the acquisition will be consummated on the terms described.

On March 14, 2008, two of our operating subsidiaries, New TEC and PER Gulf Coast, Inc. (collectively the “Co-borrowers”) entered into a new credit facility with the Bank of Texas, establishing a revolving line of credit with an initial borrowing base of $35 million. The revolving line of credit is secured by the Co-borrower’s oil and gas properties and will be used to facilitate the execution of the two entities’ drilling and acquisition programs. The line bears interest at the bank’s base rate or LIBOR, plus a margin which varies with the ratio of the Co-borrowers’ outstanding borrowings against the defined borrowing base, ranging from 1.50% to 2.25%. The Co-borrowers can choose periodically to change the interest rate base which applies to outstanding borrowings. Under the terms of revolving line of credit agreement, the Co-borrowers must maintain certain financial ratios, must repay any amounts due in excess of the borrowing base, and may not declare any dividends or enter into any transactions resulting in a change in control, without the bank’s consent. As the parent company, we are not a co-borrower or guarantor of the line, and transfers from the Co-borrowers to us are limited to (i) $1 million per fiscal year for management fees, and (ii) the repayment of up to $2 million per fiscal year in subordinate indebtedness owed to us. As of March 18, 2008, there was $5.5 million outstanding under the revolving line of credit. In conjunction with the execution of the new line of credit, and as required under the terms of the new credit facility, we novated our existing hedge positions from our existing counterparty over to the Bank of Texas under terms satisfactory to us. In connection with establishing the line of credit, the Bank of Texas received a commitment fee of $87,500 and a fee for its expenses in connection with the aforementioned novation of $60,229. In addition, the Co-borrowers are obligated to the bank for a monthly fee for any unused portion of the line of credit at the rate of 0.25% per annum.

In conjunction with and simultaneous to the establishment of the new credit facility referred to in the previous paragraph, the previously existing $5 million credit agreement between New TEC and Guaranty Bank was terminated. No outstanding borrowings existed at the time of the termination.

 TEC

Overview

TEC’s primary sources of capital were cash flow from operations and funding under its revolving line of credit facility. TEC borrowed funds under the revolving line of credit facility as needed to supplement its operating cash flow as a financing source for its capital expenditure program.

Cash Flow

Substantially all of TEC’s cash flow was derived from the production of its oil and gas reserves. TEC used this cash flow to fund its on-going developmental activities in search of new oil and gas reserves and for operating expenses relating to the production of existing reserves.

Cash flow from operations was $2.3 million for the nine months ended September 30, 2007, compared to $4.3 million for the nine months ended September 30, 2006. The decrease was due primarily to a 7% decline in the average product prices on a Boe basis during the comparative periods, along with a 4% drop in production on a Boe basis, as more fully discussed in the “Results of Operations” section above. Another contributing factor was the increase in general and administrative expenses. For the period January 1, 2007 to October 26, 2007 cash flow from operations was $2.3 million, This data for the comparable period of the preceding year was not available, but management believes the relationship in consistent with the discussion regarding the comparable September 30th periods.

Financing Activities

A major bank provided TEC with a revolving line of credit facility, initially in the principal amount of $23.0 million, on which it relied heavily for both its short-term liquidity (working capital) and its long-term financing needs. The funds available to TEC under this revolving line of credit facility were limited to the amount of the borrowing base established by the bank from time to time and are secured by TEC’s oil and gas properties. On February 28, 2007 the new borrowing base was set at $21.1 million with mandatory principle reduction requirements of $250,000 per month beginning October 1, 2007. The credit facility was to mature on June 8, 2008. Accordingly, Tandem classified the entire outstanding balance of $20.5 million as a current liability on its balance sheet dated October 26, 2007.

In connection with Platinum’s acquisition of the assets of TEC, TEC assigned to New TEC its rights and obligations under TEC’s then existing credit agreement with Guaranty Bank, FSB pursuant to an Assignment, Waiver and Third Amendment to the Credit Agreement (the “Third Amendment”) made and entered into effective as of October 26, 2007 among TEC, New TEC and Guaranty Bank. The full balance outstanding as of October 26, 2007 of approximately $20.6 million was repaid in connection with the consummation of the TEC acquisition and is included in payment of indebtedness in this table. Pursuant to the Third Amendment, a new borrowing base was set at $5,000,000, but no indebtedness was incurred at that time. All other material terms of the credit agreement were unchanged.

In conjunction with and simultaneous to the establishment of the new credit facility among New TEC, PER Gulf Coast, Inc. and Bank of Texas, the previously existing $5 million credit agreement with Guaranty Bank was terminated. No outstanding borrowings existed at the time of the termination.

Supplemental Information

The following information is intended to supplement the consolidated financial statements with data that is not readily available from those statements. The data consists of certain operating results of TEC for the period January 1, 2007 through October 26, 2007, along with the actual results of New TEC reported by Platinum for the remainder of 2007 subsequent to the acquisition on October 26, 2007. This presentation provides a comparative analysis of certain of TEC’s production data for the year ended December 31, 2007 as compared to the year ended December 31, 2006. These results do not include the operating results of PER Gulf Coast, Inc.

	Tandem January 1, 2007 through October 26, 2007	New TEC October 26, 2007 through December 31, 2007	Total- Year Ended December 31, 2007	Tandem - Year Ended December 31, 2006
Oil and Gas Production Data:
Oil (MBbls)	165.3	38.7	204.0	214.8
Gas (MMcf)	560.9	125.8	686.7	735.6
BOE (MBbls)	258.8	59.7	318.5	337.4

Average Sales Prices(1):
Oil ($/Bbl):	$61.68	$83.52	$65.82	$62.94
Gas($/Mcf):	$6.76	$7.34	$6.87	$6.16

Average Lifting Cost per BOE of Production:	$21.25	$28.41	$22.59	$19.31

Supplemental Oil and Gas Information

The following information is intended to supplement the consolidated financial statements included in this report with data that is not readily available from those statements. These results include the operating results of PER Gulf Coast, Inc.

	Period from October 26 to
	December 31, 2007
	Oil	Gas	Boe
	(Mbls)	(MMcf)	(Mbls)
Production	38.7	125.8	59.7

	Oil	Gas	Boe
	($/Bbl )	($/Mcf )	($/Boe )
Average Prices	$85.24	$8.03	$72.21

Boe
($/Boe)
Average Lifting Cost
Per Boe	$29.77

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

There is a risk that we will be required to write down the carrying value of our oil and natural gas properties when oil and natural gas prices decline. If commodity prices deteriorate, it is possible that we could incur impairment in future periods.

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

Compensation Components

Base Salary . Generally, working with the compensation committee, we anticipate setting executive base salaries at levels comparable with those of executives in similar positions and with similar responsibilities at comparable companies. We will seek to maintain base salary amounts at or near the industry norms while avoiding paying amounts in excess of what we believe is necessary to motivate executives to meet corporate goals. It is anticipated that base salaries will generally be reviewed annually, subject to terms of employment agreements, and that the compensation committee and board will seek to adjust base salary amounts to realign such salaries with industry norms after taking into account individual responsibilities, performance and experience.

Annual Bonuses . We intend to utilize cash incentive bonuses for executives to focus them on achieving key operational and financial objectives within a yearly time horizon. Near the beginning of each year, the board, upon the recommendation of the compensation committee and subject to any applicable employment agreements, will determine performance parameters for appropriate executives. At the end of each year, the board and compensation committee will determine the level of achievement for each corporate goal.

Equity Awards . We will also use stock options and other stock-based awards to reward long-term performance. We believe that providing a meaningful portion of our executives’ total compensation package in stock options and other stock-based awards will align the incentives of our executives with the interests of our shareholders and with our long-term success. The compensation committee and board will develop their equity award determinations based on their judgments as to whether the complete compensation packages provided to our executives, including prior equity awards, are sufficient to retain, motivate and adequately award the executives. Equity awards will be granted through Platinum’s 2006 Long Term Incentive Plan described below.

Stock ownership guidelines have not been implemented by our board of directors for our named executive officers. We will continue to periodically review best practices and re-evaluate our position with respect to stock ownership guidelines.

Other Compensation . We will establish and maintain various employee benefit plans, including medical, dental, life insurance and 401(k) plans. These plans will be available to all salaried employees and will not discriminate in favor of executive officers. We may extend other perquisites to our executives that are not available to our employees generally.

Summary Compensation Table

The following table sets forth the aggregate compensation awarded to, earned by or paid to our Chairman and our Chief Executive Officer, who are collectively referred to as our named executive officers, in 2006 and 2007. Prior to our completion of the TEC acquisition on October 26, 2007, none of our executive officers received any compensation.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Tim Culp, Chairman	2007	$177,700		$0	$0	$0	—	—	$0	$177,700
of the Board (1)	2006	$156,000	(2)	$5,000	$0	$0	—	—	$0	$161,000

Barry Kostiner, Chief	2007	$30,000		$10,000	$0	$0	—	—	$0	$40,000
Excutive Officer and Secretary (3)	2006	$0		$0	$0	$0	—	—	$0	$0

(1)	From January 1, 2006 until the completion of the TEC acquisition on October 26, 2007, Mr. Culp received compensation from TEC as an officer of TEC.

(2)	Of this total, $136,036 was earned prior to the completion of the TEC acquisition and $41,664 was earned after completion.

(3)	Mr. Kostiner did not receive any compensation from Platinum until the completion of the TEC acquisition on October 26, 2007.

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

Stock Options . Stock options are contractual rights entitling an optionee who has been granted a stock option to purchase a stated number of shares of our common stock at an exercise price per share determined at the date of the grant. Options are evidenced by stock option agreements with the respective optionees. The exercise price for each stock option granted under our Plan will be determined by our board of directors or a committee of the board at the time of the grant, but will not be less than fair market value on the date of the grant. Our board of directors or a committee of the board will also determine the duration of each option; however, no option may be exercisable more than ten years after the date the option is granted. Within the foregoing limitations, the board of directors or committee of the board may, in its discretion, impose limitations on exercise of all or some options granted under our Plan, such as specifying minimum periods of time after grant during which options may not be exercised. Options granted under our Plan will vest at rates specified in the option agreement at the time of grant; however, all options granted under our Plan will vest upon the occurrence of a change of control, as defined in the Plan. Our Plan also contains provisions for our board of directors or a committee of the board to provide in the participants’ option award agreements for accelerating the right of an individual employee to exercise his or her stock option or restricted stock award in the event of retirement or other termination of employment. No cash consideration is payable to us in exchange for the grant of options.

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

Performance Units . The Plan permits grants of performance units, which are rights to receive cash payments equal to the difference (if any) between the fair market value of our common stock on the date of grant and its fair market value on the date of exercise of the award, except to the extent otherwise provided by the board of directors or a committee of the board or required by law. Such awards are subject to the fulfillment of conditions that may be established by the board of directors or a committee of the board including, without limitation, the achievement of performance targets based upon the factors described above relating to restricted stock awards.

Performance Bonus . The Plan permits grants of performance bonuses, which may be paid in cash, common stock or combination thereof as determined by the board of directors or a committee of the board. The maximum value of performance bonus awards granted under the Plan shall be established by the compensation committee at the time of the grant. An employee’s receipt of such amount will be contingent upon achievement of performance targets during the performance period established by the compensation committee. The performance targets will be determined by the board of directors or a committee of the board based upon the factors described above relating to restricted stock awards. Following the end of the performance period, the board of directors or a committee of the board will determine the achievement of the performance targets for such performance period. Payment may be made within 60 days of such determination. Any payment made in shares of common stock will be based upon the fair market value of the common stock on the payment date. The maximum amount of any performance bonus payable to a participant in any calendar year is $500,000.

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

Non-Qualified Options . An optionee will not realize any taxable income upon the grant of a Non-Qualified Option. At the time the optionee exercises the Non-Qualified Option, the amount by which the fair market value at the time of exercise of the shares covered by the Non-Qualified Option exceeds the option price paid upon exercise will constitute ordinary income to the optionee in the year of such exercise. We will be entitled to a corresponding income tax deduction in the year of exercise equal to the ordinary income recognized by the optionee. If the optionee thereafter sells such shares, the difference between any amount realized on the sale and the fair market value of the shares at the time of exercise will be taxed to the optionee as capital gain or loss, short- or long-term depending on the length of time the stock was held by the optionee before sale.

Stock Appreciation Rights . A participant realizes no taxable income and we are not entitled to a deduction when a stock appreciation right is granted. Upon exercising a stock appreciation right, a participant will realize ordinary income in an amount equal to the fair market value of the shares received minus any amount paid for the shares, and we will be entitled to a corresponding deduction. A participant’s tax basis in the shares of common stock received upon exercise of a stock appreciation right will be equal to the fair market value of such shares on the exercise date, and the participant’s holding period for such shares will begin at that time. Upon sale of the shares of common stock received upon exercise of a stock appreciation right, the participant will realize short-term or long-term capital gain or loss, depending upon whether the shares have been held for more than one year. The amount of such gain or loss will be equal to the difference between the amount realized in connection with the sale of the shares, and the participant’s tax basis in such shares.

Restricted Stock Award . A recipient of restricted stock generally will not recognize any taxable income until the shares of restricted stock become freely transferable or are no longer subject to a substantial risk of forfeiture. At that time, the excess of the fair market value of the restricted stock over the amount, if any, paid for the restricted stock is taxable to the recipient as ordinary income. If a recipient of restricted stock subsequently sells the shares, he or she generally will realize capital gain or loss in the year of such sale in an amount equal to the difference between the net proceeds from the sale and the price paid for the stock, if any, plus the amount previously included in income as ordinary income with respect to such restricted shares.

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

Performance Units and Performance Bonuses . A participant realizes no taxable income and we are not entitled to a deduction when performance units or performance bonuses are awarded. When the performance units or performance bonuses vest and become payable upon the achievement of the performance objectives, the participant will realize ordinary income equal to the amount of cash received or the fair market value of the shares received minus any amount paid for the shares, and we will be entitled to a corresponding deduction. A participant’s tax basis in shares of common stock received upon payment will be equal to the fair market value of such shares when the participant receives them. Upon sale of the shares, the participant will realize short-term or long-term capital gain or loss, depending upon whether the shares have been held for more than one year at the time of sale. Such gain or loss will be equal to the difference between the amount realized upon the sale of the shares and the tax basis of the shares in the participant’s hands.

Section 162(m) of the Code . Section 162(m) of the Code precludes a public corporation from taking a deduction for annual compensation in excess of $1.0 million paid to its chief executive officer or any of its four other highest-paid officers. However, compensation that qualifies under Section 162(m) of the Code as “performance-based” is specifically exempt from the deduction limit. Based on Section 162(m) of the Code and the regulations thereunder, our ability to deduct compensation income generated in connection with the exercise of stock options or stock appreciation rights granted under the Plan should not be limited by Section 162(m) of the Code. Further, we believe that compensation income generated in connection with performance awards granted under the Plan should not be limited by Section 162(m) of the Code. The Plan has been designed to provide flexibility with respect to whether restricted stock awards or performance bonuses will qualify as performance-based compensation under Section 162(m) of the Code and, therefore, be exempt from the deduction limit. If the vesting restrictions relating to any such award are based solely upon the satisfaction of one of the performance goals set forth in the Plan, then we believe that the compensation expense relating to such an award will be deductible by us if the awards become vested. However, compensation expense deductions relating to such awards will be subject to the Section 162(m) deduction limitation if such awards become vested based upon any other criteria set forth in such award (such as the occurrence of a change in control or vesting based upon continued employment with us).

   Certain Awards Deferring or Accelerating the Receipt of Compensation . Section 409A of the Internal Revenue Code, enacted as part of the American Jobs Creation Act of 2004, imposes certain new requirements applicable to “nonqualified deferred compensation plans.” If a nonqualified deferred compensation plan subject to Section 409A fails to meet, or is not operated in accordance with, these new requirements, then all compensation deferred under the plan may become immediately taxable. Stock appreciation rights and deferred stock awards which may be granted under the plan may constitute deferred compensation subject to the Section 409A requirements. It is our intention that any award agreement governing awards subject to Section 409A will comply with these new rules.

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

(7)
Based on a Statement on Schedule 13D (Amendment No. 10) dated March 5, 2008, filed by Braesridge Energy LLC and Syd Ghermezian and a Form 4 filed by Braesridge Energy LLC and Syd Ghermezian, dated March 26, 2008, the 8,473,100 shares listed includes (i) 3,454,800 shares of common stock and (ii) presently exercisable warrants to purchase 5,018,300 shares at an exercise price of $6.00 per share.   Braesridge Energy LLC’s address is 9440 West Sahara, Suite 240, Las Vegas, Nevada 89117. For a description of Braesridge and activities with respect thereto by our Chief Executive Officer, Barry Kostiner, see “Certain Relationships and Related Party Transactions” beginning on page 65 of this report.

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

On October 21, 2005, we effected a four-for-five reverse stock split, effectively raising the purchase price to $0.0069 per share. The sole purpose for such reverse stock split authorized by the board and approved by our stockholders was to maintain the existing stockholders’ collective ownership at 20% of our issued and outstanding shares of common stock immediately after our IPO. Following the reverse stock split, there were 3,600,000 shares of common stock outstanding as reflected in the section entitled “Security Ownership Of Certain Beneficial Owners And Management” beginning on page 61.

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

As our director and Chief Executive Officer, Mr. Kostiner is subject to fiduciary duties to us, which includes, under Delaware law, the requirement to present business opportunities to a corporation if (i) the corporation could financially undertake the opportunity; (ii) the opportunity is within the corporation’s line of business; and (iii) it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation. Thus, to the extent a business opportunity arises that satisfies the above criteria, Mr. Kostiner would be required to first present the opportunity to our board. Further, Mr. Kostiner is subject to our Code of Ethics pursuant to which our employees, officers and directors must refrain from engaging in any activity or having a personal interest that presents a “conflict of interest.” To the extent any potential business opportunity could constitute a conflict of interest transaction, Mr. Kostiner would be required to seek a waiver from compliance with the Code of Ethics from the disinterested directors of our board. If our disinterested directors chose not to pursue the business opportunity and Mr. Kostiner was granted a waiver of the Code of Ethics, then, as disclosed under “ Directors and Executive Officers of the Registrant and Corporate Governance - Code of Ethics,” such waiver would be posted on the Company’s web site. Mr. Kostiner was granted a waiver from the Code of Ethics in connection with the purchase of certain oil and gas properties by KD Resources, LLC. Under the terms of his agreement with the Ghermezian family, Mr. Kostiner must first present any oil and gas business opportunity satisfying the criteria referenced above to Platinum and must receive a waiver of his obligations under our Code of Ethics before the business opportunity would be available to Braesridge. For further discussion on conflicts of interests, see “Risk Factors - Our officers and directors are now and may in the future become affiliated with entities engaged in business activities similar to ours and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

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

14	Code of Conduct and Ethics (incorporated by reference from Exhibit 14 to Platinum’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed on March 24, 2006)

21	Subsidiaries of Platinum (incorporated by reference from Exhibit 21 to Platinum’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on April 1, 2008)

31	Section 302 Certification of Principal Executive and Financial Officer

32.1	Section 906 Certification

PLATINUM ENERGY RESOURCES, INC.

INDEX TO FINANCIAL STATEMENTS

Platinum Energy Resources, Inc.
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets — December 31, 2007 and 2006	F-3
Consolidated Statements of Operations — For the years ended December 31, 2007 and 2006 and the period from April 25, 2005 (inception) to December 31, 2005	F-4
Consolidated Statements of Changes in Stockholders’ Equity — For the years ended December 31, 2007 and 2006 and the period from April 25, 2005 (inception) to December 31, 2005	F-5
Consolidated Statements of Cash Flows — For the years ended December 31, 2007 and 2006 and the period from April 25, 2005 (inception) to December 31, 2005	F-6
Notes to Consolidated Financial Statements	F-7
Tandem Energy Holdings, Inc.
Report of Independent Certified Public Accountants	F-31
Consolidated Balance Sheets — October 26, 2007 and December 31, 2006	F-32
Consolidated Statements of Operations — For the period from January 1, 2007 through October 26, 2007 and the years ended December 31, 2006 and 2005	F-33
Consolidated Statements of Stockholders’ Equity (Deficit) — For the period from January 1, 2007 through October 26, 2007 and the years ended December 31, 2006 and 2005	F-34
Consolidated Statements of Cash Flows — For the period from January 1, 2007 through October 26, 2007 and the years ended December 31, 2006 and 2005	F-35
Notes to Consolidated Financial Statements	F-36

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements . SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure requirements related to the use of fair value measures in financial statements. SFAS 157 will be effective for the Company’s financial statements for the fiscal year beginning January 1, 2008.

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

In April 2007, the FASB issued FASB Staff Position FIN 39-1, Amendment of FASB Interpretation No. 39 . FSP FIN 39-1 clarifies that a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement. FSP FIN 39-1 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 . SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008.

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

Because the Company did not have a trading history, the Company estimated the potential volatility of its common stock price based upon volatility of a representative sample of comparable companies .

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

In November 2007, Platinum repurchased 1,997,913 shares of Platinum common stock for a total purchase price of $15,661,464 (including commissions) pursuant to its previously announced share repurchase program. The remainder of the funds will be applied towards, among other things, future acquisitions (see Note 4, Business Combinations ), working capital, capital expenditures and further repurchases of shares of Platinum common stock.

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

•
In December 2007, Platinum, through its wholly owned subsidiary, Tandem Energy Corporation, acquired, out of bankruptcy court, oil and gas properties, including approximately 200 producing wells, located in Chavez, Lea and Eddy counties, New Mexico previously owned by Lothian Oil, Inc. for $6.9 million. Approximately 55% of the reserves are proved developed. On the closing date, production was approximately 140 gross barrels of oil equivalents ( “ boe ” ) per day, and one of the primary fields is adjacent to the Ballard Field in Eddy County. Approximately $700,000 of the purchase price was allocated to accounts receivable. The balance of the purchase price, $6.2 million, was allocated to oil and gas properties.

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006
And the Period From April 25, 2005 (Inception) to December 31, 2005

Note 15 — Subsequent Events - continued

c. On March 14, 2008, two operating subsidiaries of the Company, New TEC and PER Gulf Coast, Inc. (collectively the “Co-borrowers”) entered into a new credit facility with the Bank of Texas (the “Bank”) establishing a revolving line of credit with an initial borrowing base of $35 million. The revolving line of credit is secured by the Co-borrower’s oil and gas properties and will be used to facilitate the execution of the two entities’ drilling and acquisition programs. The line bears interest at either the Bank’s base rate or LIBOR, plus a margin which varies with the ratio of the Co-borrower’s outstanding borrowings against the defined borrowing base, ranging from 1.5% to 2.25 % The Co-borrower’s can choose periodically to change the interest rate base which applies to outstanding borrowings. Under the terms of revolving line of credit agreement, the Co-borrowers must maintain certain financial ratios, must repay any amounts due in excess of the borrowing base, and may not declare any dividends or enter into any transactions resulting in a change in control, without the Bank’s consent. The Company, as the parent company, is not a co-borrower or guarantor of the line, and transfers from the co-borrowers to the parent company are limited to (i) $1 million per fiscal year to the parent for management fees, and (ii) the repayment of up to $2 million per fiscal year in subordinate indebtedness owed to the parent. As of March 18, there was $5.5 million outstanding under the revolving line of credit. In conjunction with the execution of the new line of credit and as required under the terms of the new credit facility, the Company novated its existing hedge positions from its existing counterparty’s over to the Bank under terms satisfactory to the Company. In connection with establishing the line of credit, the Bank received a commitment fee of $87,500 and a fee of $60,229 for its expenses in connection with the aforementioned novation. In addition, the Co-borrowers are obligated to the bank for a monthly fee of any unused portion of the line of credit at the rate of 0.25% per annum.

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

Year ended December 31, 2007	1st Quarter	2nd Quarter	3 rd Quarter	4 th Quarter
Total revenue	$—	$—	$—	$4,308,184
Lease and other operating expenses (a)	—	—	—	3,067,631
Gross profit	—	—	—	1,240,553

Net income (loss)	$497,865	$578,843	615,974	(2,065,714)

Per share amounts:
Net earnings (loss) - Basic:	$.03	$.04	$.04	$(.10)
Net earnings (loss) - Diluted:	$.03	$.03	$.03	$(.10)

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

 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of
Tandem Energy Holdings, Inc.

We have audited the consolidated balance sheets of Tandem Energy Holdings, Inc., a Nevada corporation, (“Tandem”) successor to Tandem Energy Corporation as of October 26, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the period from January 1, 2007 through October 26, 2007 and the years ended December 31, 2006 and 2005. These financial statements are the responsibility of Tandem’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, Tandem’s financial position at October 26, 2007 and December 31, 2006, and the results of its operations and its cash flows for the period from January 1, 2007 through October 26, 2007 and the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Johnson, Miller & Co. CPA’s, PC

Midland, Texas
March 6, 2008

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

CONSOLIDATED BALANCE SHEETS
October 26, 2007 and December 31, 2006

	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$3,059,774	$2,482,608
Accounts receivable:
Oil and gas sales	1,657,495	1,551,494
Affiliates and other, net	266,462	493,120
Inventory	85,582	73,781
Federal income tax receivable	15,345	—
Other current assets	386,377	301,578
Total current assets	5,471,035	4,902,581
Property and equipment, at cost
Oil and gas properties, full cost method	36,753,241	35,639,538
Other	1,426,089	1,271,035
Less accumulated depreciation, depletion and amortization	(7,785,307)	(5,635,280)
Property and equipment, net	30,394,023	31,275,293
Other assets
Investment in partnership	30,001	30,001
Deferred fees, net of amortization	—	111,109
Real estate held for development	584,045	584,167
Total other assets	612,046	725,277
Total assets	$36,477,104	$36,903,151
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable
Trade	$1,343,773	$970,894
Oil and gas sales	280,236	395,528
Current portion of long-term debt	20,500,000	1,750,000
Fair value of commodity derivatives	3,245,676	633,073
Current income taxes payable	—	123,053
Asset retirement obligation - current	186,545	177,411
Accrued liabilities and other	563,760	936,712
Total current liabilities	26,119,990	4,986,671
Long-term debt, net of current portion	21,000,000	40,250,000
Fair Fair value of commodity derivatives - non-current	961,754	440,873
Asset retirement obligation - non-current	1,743,149	1,678,296
Total liabilities	49,824,893	47,355,840
Stockholders’ equity (deficit)
Common stock, $.001 par value, authorized 100,000,000 shares; Shares issued and outstanding: 23,777,322 and 23,799,322 respectively	23,777	23,799
Additional paid-in capital	64,231,323	64,275,801
Retained earnings (deficit)	(77,602,889)	(74,752,289)
Total stockholders’ equity (deficit)	(13,347,789)	(10,452,689)
Total liabilities and stockholders’ equity (deficit)	$36,477,104	$36,903,151

The accompanying summary of accounting policies and footnotes are an integral part of these financial statements.

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Period January 1, 2007 through October 26, 2007 and Years Ended December 31, 2006 and 2005

	2007	2006	2005
Revenues
Oil and gas sales	$13,985,263	$18,051,060	$14,249,449
Costs and expenses
Lease operating expense	5,499,538	6,516,711	4,273,420
General and administrative	2,912,083	2,836,837	1,824,676
Stock-based compensation	—	—	37,605,730
Depreciation, depletion and amortization	2,150,027	2,641,315	1,915,613
Accretion of asset retirement obligation	116,258	137,222	120,209
Total costs and expenses	10,677,906	12,132,085	45,739,648
Operating income (loss)	3,307,357	5,918,975	(31,490,199)
Other income (expense)
Interest expense	(2,944,902)	(3,503,812)	(1,726,583)
Partnership income	4,600	49,877	8,399
Change in fair value of derivatives	(3,636,450)	3,308,703	(5,194,155)
Gain on sale of property and equipment	127,021	401,470	707,239
Other	291,774	229,054	69,794
Total other income (expense), net	(6,157,957)	485,292	(6,135,306)
Income (loss) before income taxes	(2,850,600)	6,404,267	(37,625,505)
Income tax benefit (expense)
Current	—	(109,747)	658,264
Deferred	—	—	657,850
Total income tax benefit (expense)	—	(109,747)	1,316,114
NET INCOME (LOSS)	$(2,850,600)	$6,294,520	$(36,309,391)
Earnings (loss) per share	$(.12)	.26	(1.96)
Weighted average shares outstanding	23,792,495	23,799,322	18,514,688

The accompanying summary of accounting policies and footnotes are an integral part of these financial statements.

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2005 and 2006 and For the Period January 1, 2007 through October 26, 2007

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Deficit)	Total
Balance, January 1, 2005	1,000	$10	$2,710,115	$2,582,457	$5,292,582
Acquisition and retirement of treasury stock	(500)	(5)	—	(13,015,000)	(13,015,005)
Shares issued in conjunction with:
Conversion of TEC shares	2,999,500	2,995	(2,995)	—	—
Conversion of Tandem shares	16,322	16	(16)	—	—
Acquisition of Shamrock assets	7,500,000	7,500	11,992,500	—	12,000,000
Compensation for management	9,243,000	9,243	33,845,567	—	33,854,810
Compensation for consultants	2,507,000	2,507	3,748,413	—	3,750,920
Private placement offerings	1,533,000	1,533	1,482,217	—	1,483,750
Distributions to shareholders
Acquisition of TEC -shares	—	—	10,500,000	(10,500,000)	—
Acquisition of Shamrock assets	—	—	—	(11,699,375)	(11,699,375)
Acquisition of TEC -notes payable	—	—	—	(12,000,000)	(12,000,000)
Other	—	—	—	(105,500)	(105,500)
Net loss	—	—	—	(36,309,391)	(36,309,391)
Balance, December 31, 2005	23,799,322	23,799	64,275,801	(81,046,809)	(16,747,209)
Net income	—	—	—	6,294,520	6,294,520
Balance, December 31, 2006	23,799,322	23,799	64,275,801	(74,752,289)	(10,452,689)
Acquisition and retirement of common stock, at cost	(22,000)	(22)	(44,478)	—	(44,500)
Net loss	—	—	—	(2,850,600)	(2,850,600)
Balance, October 26, 2007	23,777,322	$23,777	$64,231,323	$(77,602,889)	$(13,347,789)

The accompanying summary of accounting policies and footnotes are an integral part of these financial statements.

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Period January 1, 2007 through October 26, 2007 and Years Ended December 31, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(2,850,600)	$6,294,520	$(36,309,391)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	2,150,027	2,641,315	1,915,613
Accretion of asset retirement obligation	116,258	137,222	120,209
Amortization of deferred loan fees	222,223	266,669	155,555
Partnership income	(4,600)	(49,877)	(8,399)
Gain on sale of real estate held for development	(127,021)	(401,470)	(707,239)
Change in fair value of derivatives	3,636,450	(3,308,703)	5,194,155
Stock-based compensation	—	—	37,605,730
Current income tax benefit	—	—	(630,497)
Deferred income tax benefit	—	—	(657,850)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	120,657	266,633	(796,317)
Increase in inventory	(11,801)	(35,057)	(38,724)
Decrease (increase) in other current assets	(195,913)	—	700
Increase (decrease) in accounts payable	257,587	(211,499)	618,147
Increase (decrease) in income taxes payable	(138,398)	753,550	(436,387)
Increase (decrease) in accrued liabilities and other	(590,245)	(119,461)	725,852
Decrease in commodity derivatives	(285,673)	(239,045)	(491,736)
Net cash provided by operating activities	2,298,951	5,994,797	6,259,421
Cash flows from investing activities:
Property and equipment additions	(1,311,028)	(7,342,671)	(7,518,057)
Partnership distributions	4,600	55,200	11,000
Proceeds from sale of property and equipment	—	585,099	929,469
Decrease in advance relocation fees	—	—	(173,588)
Proceeds from sale of real estate held for development	129,143	—	—
Net cash used in investing activities	(1,177,285)	(6,702,372)	(6,751,176)
Cash flows from financing activities:
Long-term borrowings	—	—	23,000,000
Payment of bank loan fees	—	—	(825,000)
Payments of bank borrowings	(500,000)	(500,000)	(1,500,000)
Payments of notes to former shareholders	—	—	(147,280)
Cash distributions to shareholders	—	—	(8,401,453)
Proceeds from issuance of stock	—	—	1,483,750
Purchase and retirement of common stock	(44,500)	—	—
Acquisition and retirement of treasury stock	—	—	(13,000,000)
Net cash (used in) provided by financing activities	(544,500)	(500,000)	610,017
Net increase (decrease) in cash and cash equivalents	577,166	(1,207,575)	118,262
Cash and cash equivalents, beginning of year	2,482,608	3,690,183	3,571,921
Cash and cash equivalents, end of year	$3,059,774	$2,482,608	$3,690,183

The accompanying summary of accounting policies and footnotes are an integral part of these financial statements.

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
For the Period January 1, 2007 through October 26, 2007 and Years Ended December 31, 2006 and 2005

	2007	2006	2005
Non-cash financing and investing activities:
Asset retirement cost and obligation	$(42,271)	$77,545	$126,550
Stock issued in connection with:
Shamrock asset acquisition	$—	$—	$12,000,000
Distribution to shareholders	$—	$—	$10,500,000
Stockholder distributions financed by note payable	$—	$—	$12,000,000
Cash paid during the year for:
Taxes	$40,250	$75,327	$408,274
Interest	$2,771,510	$3,063,202	$1,343,398

The accompanying summary of accounting policies and footnotes are an integral part of these financial statements.

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period January 1, 2007 through October 26, 2007 and Years Ended December 31, 2006 and 2005

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

Basis of Presentation

The acquisition by Tandem in June 2005, of all of the outstanding stock of TEC is accounted for as a combination of entities under common control, sometimes referred to hereinafter as the “share exchange.” Consequently, the assets, liabilities and results of operations presented herein are the historical results of operations of Tandem and TEC. The financial statements presented herein are the historical financial statements of the combined entities. See Note 3 for a detailed discussion of this transaction.

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

Note 2 — Summary of Significant Accounting Policies  - (continued)

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

Income Taxes

Tandem follows the asset and liability method prescribed by SFAS No. 109, Accounting for Income Taxes . Under this method of accounting for income taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in enacted tax rates is recognized in income in the period that includes the enactment date.

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

Hedging Activities

From time to time, Tandem may utilize derivative instruments, consisting of swaps, floors and collars, to attempt to reduce its exposure to changes in commodity prices and interest rates. Tandem accounts for its derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities , as amended. SFAS No. 133 requires that all derivative instruments be recognized as assets or liabilities in the balance sheet, measured at fair value. The accounting for changes in the fair value of a derivative depends on both the intended purpose and the formal designation of the derivative. Designation is established at the inception of a derivative, but subsequent changes to the designation are permitted. Tandem has elected not to designate any of its derivative financial contracts as accounting hedges and, accordingly, has accounted for these derivative financial contracts using mark-to-market accounting. Changes in fair value of derivative instruments which are not designated as cash flow hedges are recorded in other income (expense) as changes in fair value of derivatives.

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies  - (continued)

Cash and Cash Equivalents

Tandem considers all cash and highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk — Cash

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

Stock-Based Compensation

Tandem has not issued any stock-based compensation to employees for the for the period from January 1, 2007 through October 26, 2007 or for the two years ended December 31, 2006 and 2005, except for the issuance of common stock as compensation discussed in Notes 3 and 11. Such issuances were recorded at the fair value of the stock at the time of issuance. As of October 26, 2007, Tandem does not have any other stock-based compensation plans or obligations.

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies  - (continued)

Revenue Recognition and Gas Balancing

Tandem utilizes the sales method of accounting for oil, natural gas and natural gas liquids revenues whereby revenues, net of royalties, are recognized as the production is sold to purchasers. The amount of gas sold may differ from the amount to which Tandem is entitled based on its revenue interests in the properties. Tandem did not have any significant gas imbalance positions at October 26, 2007 or at December 31, 2006 or 2005.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income , established standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. There were no differences between net income and comprehensive income in 2007, 2006 or 2005.

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

Accounts Receivable and Allowance for Doubtful Accounts

Tandem’s trade receivables consist of receivables from non-operators who own an interest in properties which Tandem operates. Tandem has the ability and the right to withhold oil and gas revenues from any owner who is delinquent in their payments. At October 26, 2007and December 31, 2006, all trade receivables were collectable; therefore, the allowance for doubtful accounts was zero.

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

As a result of the sale of TEC’s assets on October 26, 2007, as more fully described in Note 15, these recent accounting pronouncements will have no future impact on the Company.

Note 3 — Common Stock and Significant Transactions

The following is a description of Tandem’s common stock transactions and other significant events:

Date	Description of Transaction	Issuance (Cancellation) of Shares of Common Stock
February 2005(1)	Acquisition of control of Pacific	16,322
March 1, 2005(2)	Proposed acquisitions of TEC and Shamrock by Tandem Energy Holdings, Inc. (Texas)	—
March 7, 2005(1)	Shares issued to sole officer and director (Mortensen)	20,000,000
March 8, 2005(3)	Shares issued to third parties	2,000,000
March 16, 2005(3)	Shares issued to third parties	250,000
March 17, 2005(4)	Cancellation of shares issued to Mortensen	(20,000,000)
March 17, 2005(4)	Issuance of shares to TEC/Shamrock control group and former director Mortensen	20,000,000
May 31, 2005(5)	Original TEC and Shamrock purchase agreements terminated	—
June 1, 2005(5)	Cancellation of shares issued to TEC/Shamrock control group and former director Mortensen	(20,000,000)
June 1, 2005(6)	Restated acquisition agreements of TEC and Shamrock	—

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Common Stock and Significant Transactions  - (continued)

Date	Description of Transaction	Issuance (Cancellation) of Shares of Common Stock
June 1, 2005(7)	Issuance of shares to Tandem management as compensation	9,143,000
June 8, 2005(8)	Acquisition and retirement of Tandem treasury stock	—
June 8, 2005(9)	Shares issued for acquisition of Shamrock assets	7,500,000
June 8, 2005(10)	Shares issued for acquisition of TEC stock	3,000,000
June 14, 2005(7)	Shares issued to related party	100,000
June-July 2005(7)	Shares issued for compensation	257,000
	Total shares issued		20,000,000
June 14, 2005(11)	Shares issued in connection with private placement offering		1,533,000
	Total shares outstanding		23,799,322

1. Acquisition of Control of Pacific

In mid-March 2005, a group of promoters, including Mr. Lyle Mortensen (“Mortensen”), claimed to have acquired control of Pacific Medical Group, which in February 2005 had changed its name to Tandem and declared a 1 for 500 reverse stock split resulting in 16,322 shares of common stock outstanding. Mr. Mortensen was named sole officer and director, and on March 7, 2005, he issued himself 20,000,000 shares of common stock.

2. Proposed Acquisitions of TEC and Shamrock

In February 2005, Mr. Mortensen had incorporated a new privately held Texas corporation (Tandem, Texas) to facilitate the acquisition of TEC and the Shamrock Assets. It was intended that Tandem, Texas would then be rolled up into Tandem.

On March 1, 2005, Tandem (Texas) entered into agreements to purchase the common stock of TEC and certain oil and gas properties owned by Shamrock to be completed no later than May 31, 2005. See the discussion below under the captions “ 9 — Acquisition of Shamrock Assets by Tandem” and “ 10 — Acquisition of TEC .”

3. Shares Issued to Third Parties

In conjunction with its formation, on March 8, 2005 and March 16, 2005, Tandem issued 2,000,000 and 250,000 shares, respectively, to third parties and recorded compensation expense of $2,680,000 and $335,000, respectively, ($1.34 per share) based on Tandem’s average closing trading price on the OTC Pink Sheet system two days before and two days after the transaction (the “average trading price”).

4. March 17, 2005 Cancellation and Issuance of Common Stock

On March 17, 2005, in anticipation of the fulfillment of the March 1, 2005 proposed TEC and Shamrock acquisitions, Mortensen cancelled the 20,000,000 shares issued to himself on March 7, 2005, and on March 17, 2005, Mortensen, as sole officer and director, issued 20 million restricted shares of common stock to a group comprised of Mortensen, principals of Tandem and Shamrock (Tim Culp, Dyke Culp and Jack Chambers) and others.

On March 30, 2005, Mortensen appointed certain TEC and Shamrock owners and management members as officers and directors of Tandem and immediately resigned as officer and director.

5. Termination of Original TEC/Shamrock Acquisition Agreements and Cancellation of Stock

On May 31, 2005, the original TEC/Shamrock acquisition agreements terminated due to the inability to secure the necessary financing. As a result of the terminations, on June 1, 2005, Tandem’s new board of directors cancelled all 20 million shares of common stock issued on March 17, 2005, for lack of consideration, and that they were issued in connection with the fulfillment of the acquisition of Tandem, Texas by Tandem, which never occurred.

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Common Stock and Significant Transactions  - (continued)

All of the cancelled 20 million shares were subsequently returned to Tandem, except for 2.878 million shares controlled by Mortensen. Management of TEC believes that all of the shares controlled by Mortensen are null and void. See the additional discussion below under the captions “7 — Compensation Shares” with respect to any resolution of Mortensen’s 2.878 million shares.

6. Revised TEC/Shamrock Purchase Agreements

On June 1, 2005, after the May 31, 2005 termination of the original TEC/Shamrock purchase agreements, management of TEC revised and restated the TEC/Shamrock purchase agreements.

7. Compensation Shares

On June 1, 2005, Tandem issued to Tandem’s management team and other related parties 9,143,000 compensation shares valued at $33,554,810 ($3.67 per share) and, on June 14, 2005, 100,000 compensation shares to others valued at $300,000 ($3.00 per share), based on the average trading price at date of issuance. All management shares were restricted and subject to a voting agreement.

Mortensen is contesting Tandem’s cancellation of his 2.878 million shares of common stock. Although management believes Mortensen’s claim is without merit, if Mortensen is partially or completely successful, certain members of Tandem’s management team have agreed to reduce their compensation shares for any Mortensen shares and to reimburse Tandem for any related expense. Accordingly, any resolution of the Mortensen’s shares will have no effect on Tandem’s total shares outstanding or its results of operations.

In addition, during June-July 2005, TEC issued 257,000 compensation shares valued at $735,920 (ranging from $1.96-$3.67 per share), based on the average trading price at date of issuance.

The following is a summary of TEC’s compensation share expense for the year ended December 31, 2005:

	Date Issued	Shares	Expense
Third parties(3)	March 8, 2005	2,250,000	$3,015,000
Management	June 1, 2005	9,143,000	33,554,810
Related party	June 14, 2005	100,000	300,000
Others	June-July 2005	257,000	735,920
Total		11,750,000	$37,605,730

8. Acquisition and Retirement of TEC Treasury Stock

Historically, TEC was owned equally by Joe C. Bullard and Tim G. Culp, who served as its president and vice president, respectively. Prior to 2002, the spouses of Culp and Bullard also owned shares. Under a stock redemption agreement executed in 2002, the spouses redeemed their shares for notes which required annual payments until the notes were satisfied. These notes were paid in full during the second quarter of 2005.

On June 8, 2005, in conjunction with the revised and restated TEC/Shamrock purchase agreements and pursuant to a share redemption agreement, TEC repurchased and retired as treasury stock one-half of its outstanding common shares owned by Bullard for $13.0 million and cancelled a $15,000 note receivable, funded by proceeds of the revolving line of credit discussed in Note 6 to the Consolidated Financial Statements. As a result, Tim Culp became the sole shareholder of TEC.

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Common Stock and Significant Transactions  - (continued)

9. Acquisition of Shamrock Assets by Tandem

Historically, Shamrock was owned equally by Tim Culp, his brother Dyke Culp, and Jack Chambers. At date of acquisition, TEC’s then sole stockholder owned or controlled a two-thirds interest in Shamrock, the other one-third interest was owned or controlled by an unrelated third party. Accordingly, the acquisition of the two-thirds Shamrock interest has been accounted for as a combination of entities under common control using carryover historical costs, and the acquisition of the remaining one-third Shamrock interest has been accounted for as a purchase in accordance with SFAS No. 141, Business Combinations .

The following is a summary of the combination of entities under common control related to the two-thirds Shamrock interest:

Consideration paid to predecessor shareholder:
Cash paid	$5.3 million
Issuance of note payable	6.0 million
Repayment of certain debt	3.2 million
Issuance of 3.5 million shares valued at average trading price of $3.00 per share	10.5 million
Total consideration paid	25.0 million
Less historic cost basis of net assets acquired	2.8 million
Distribution to predecessor shareholder	$22.2 million

The following is a summary of the purchase of the one-third Shamrock interest:

Cash paid	$2.6 million
Issuance of note payable	3.0 million
Repayment of certain debt	1.6 million
Issuance of 4.0 million shares valued at average trading price of $3.00 per share	12.0 million
Total purchase price	$19.2 million

The following is a summary of the Shamrock acquisition transactions:

Cost basis of assets acquired:
Two-thirds interest	$2.8 million
One-third interest	19.2 million
Total assets acquired	22.0 million
Distribution to predecessor shareholder	22.2 million
Total consideration paid	$44.2 million

The results of operations of Shamrock’s oil and gas properties have been recorded in TEC’s consolidated financial statements since the June 1, 2005 acquisition date. Reference is made to Note 14 of the Consolidated Financial Statements for further discussion of the Shamrock acquisition.

10. Acquisition of TEC

On June 8, 2005, pursuant to a restated purchase agreement, Tandem acquired the remaining 500 shares of capital stock outstanding in TEC from Tim Culp in exchange for 3.0 million shares of Tandem common stock and a note payable of $12.0 million. The 3.0 million shares of Tandem common stock were valued at the historic cost basis of the 500 shares of TEC common stock and the $12.0 million note payable is reflected as a distribution to the Tandem shareholder.

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Common Stock and Significant Transactions  - (continued)

Since TEC was owned 100% by Tim Culp, and since Culp controlled more than 50% of Tandem, the acquisition of TEC by Tandem has been accounted for as a combination of entities under common control using Tandem’s and TEC’s carryover historical cost basis.

Since the business combination is accounted for as a combination of entities under common control, no purchase value adjustment for Tandem or TEC is appropriate or necessary. Consequently, the consolidated financial statements presented herein are the historical results of operations of both TEC and Tandem.

11. Private Placement Offering

On March 30, 2005, in contemplation of original March 1, 2005 proposed TEC and Shamrock acquisitions, Tandem began a 2,000,000 private placement offering at $1.00 per share. On June 14, 2005, Tandem closed the private placement offering and issued 1,533,000 shares of common stock and received net proceeds of approximately $1.5 million. The net proceeds are being used for general operating purposes.

 12. Purchase and Retirement of Stock

On September 7, 2007 and September 11, 2007, Tandem purchased 10,000 and 12,000 shares of Common Stock, respectively, from third parties in private transactions for $44,500. These shares have been retired and are no longer carried as outstanding at October 26, 2007.

Note 4 — Other Current Assets

Financing costs totaling $800,000 relating to Tandem’s revolving line of credit, as discussed in Note 6, were capitalized during 2005. Tandem is amortizing these costs to expense over the term of the financing; the portion included in other current assets at October 26, 2007 and December 31, 2007 was $155,553 and $222,223, respectively.

Note 5 — Asset Retirement Obligation

The following table summarizes the changes in the Tandem’s asset retirement obligation for the years ended December 31, 2005 and 2006 and for the period from January 1, 2007 through October 26, 2007 as follows:

Balance, January 1, 2005	$602,938
Additions related to new properties	126,550
Additions related to acquisition of Shamrock properties	791,243
Accretion expense	120,209
Balance, December 31, 2005	1,640,940
Additions related to new properties	77,545
Accretion expense	137,222
Balance, December 31, 2006	1,855,707
Revisions of previous estimates	(42,271)
Accretion expense	116,258
Balance, October 26, 2007	$1,929,694

Note 6 — Long-Term Debt

TEC’s long-term debt at October 26, 2007 and December 31, 2006 consisted of the following:

	October 26, 2007	December 31, 2006
Revolving line of credit	$20,500,000	21,000,000
Notes to former TEC and Shamrock owners	21,000,000	21,000,000
Total long-term debt	41,500,000	42,000,000
Less current portion of long-term debt	(20,500,000)	(1,750,000)
Long-term debt, net of current portion	$21,000,000	40,250,000

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revolving Line of Credit

On June 8, 2005, TEC entered into a revolving line of credit agreement with a bank to provide an initial borrowing base of up to $23.0 million. The borrowing base is reduced by payments of $250,000 each month beginning July 1, 2005, and the lender may redetermine the borrowing base at its discretion. The revolving line of credit expires June 8, 2008. Under the terms of the third amendment to the credit agreement, dated September 21, 2006, and in anticipation of the impending asset sale referred to in Note 15, the borrowing base was set at $21.35 million and the mandatory principal reduction requirement was waived until December 1, 2006. The December 1, 2006 principle reduction requirement was waived. On June 1, 2007, under the terms of the fourth amendment to the credit agreement, the new borrowing base was set at $21.1 million with mandatory principle reduction requirements of $250,000 per month beginning October 1, 2007. Since the revolving line of credit is due on June 8, 2008, TEC has reclassed the entire $20,500,000 as current as of October 26, 2007. As discussed more fully in Note 15, the sale of the assets of TEC to Platinum Energy Resources, Inc., (Platinum) was consummated on October 26, 2007. TEC assigned all rights and obligations under the credit facility to Platinum. Pursuant to the amended credit facility, a new borrowing base was set at $5,000,000. All outstanding borrowings under the Credit Agreement were paid off at the closing of the acquisition by Platinum.  The revolving line of credit, which is secured by Tandem’s oil and gas properties, bears interest at either the bank’s base rate or LIBOR, plus a margin which varies with the ratio of Tandem’s outstanding borrowings to a defined borrowing base. Tandem can choose periodically to change the interest rate base which applies to outstanding borrowings. As of October 26, 2007, $20.25 million due under the revolving line of credit bears interest payable at LIBOR plus 2.25% (7.09%), and $250,000 due under a floating rate loan bears interest at prime (7.75%).

Under the terms of revolving line of credit agreement, Tandem must maintain certain financial ratios, must repay any amounts due in excess of the borrowing base, and may not declare any dividends or enter into any transactions resulting in a change in control, without the lender’s consent. In connection with the revolving line of credit, Tandem entered into crude oil and natural gas derivative swaps, puts and calls discussed in Note 9.

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

(1)
As discussed more fully in Note 15, the sale of the assets of TEC to Platinum Energy Resources, Inc., was consummated on October 26, 2007. All outstanding notes and the bank loan balance ($41,500,000, plus accrued interest) were paid off at the closing of the Acquisition.

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Income Taxes

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax basis of assets and liabilities. For the period ended October 26, 2007 and the years ended December 31, 2006 and 2005, Tandem’s income tax benefit (expense) is summarized as follows:

	Current	Deferred	Total
Period ended October 26, 2007:
State income tax benefit (expense)	$—	—	—
Federal income tax benefit ( expense)	—	—	—
	$—	—	—

	Current	Deferred	Total
Year ended December 31, 2006:
State income tax benefit (expense)	$—	—	—
Federal income tax benefit (expense)	(109,747)	—	(109,747)
	$(109,747)	—	(109,747)

	Current	Deferred	Total
Year ended December 31, 2005:
State income tax benefit (expense)	$—	—	—
Federal income tax benefit (expense)	658,264	657,850	1,316,114
	$658,264	657,850	1,316,114

Income tax benefit (expense) for the period ended October 26, 2007 and the years ended December 31, 2006 and 2005, differs from the expected amount based on Tandem’s income (loss) before income taxes computed at the federal statutory income tax rate as follows:

	October 26,
	2007	2006	2005
Income tax benefit (expense) computed at statutory rate	$969,204	(2,177,451)	12,792,672
Statutory depletion	—	—	483,123
Nondeductible expenses and other	(461)	(1,111)	(4,195)
Alternative minimum tax	—	(34,421)	—
Utilization (carryover) of net operating losses	(968,743)	2,103,236	(11,955,486)
Total income tax benefit (expense)	$—	(109,747)	1,316,114

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

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The majority of Tandem’s natural gas production is sold under short-term contracts based on pricing formulas which are generally market responsive. From time to time, Tandem may also sell a portion of the gas production under short-term contracts at fixed prices. Tandem believes that the loss of any of its oil and gas purchasers would not have a material adverse effect on its results of operations due to the availability of other purchasers.

During the period ended October 26, 2007, three customers accounted for approximately 68% and for the years ended December 31, 2006 and 2005, two customers accounted for approximately 80% and 77%, respectively, of Tandem’s crude oil and natural gas revenues. Tandem believes that the loss of any of Tandem’s significant customers would not create a financial risk as Tandem’s oil and gas production can be sold to others at similar prices.

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

During 2006 and 2005, as discussed in Note 6, Tandem’s revolving line of credit required Tandem to execute various crude oil and natural gas swaps, collars, puts and calls (derivative financial instruments). Tandem has elected not to designate any of its derivative financial contracts as accounting hedges and, accordingly, has accounted for these derivative financial contracts using mark-to-market accounting. For the period ended October 26, 2007, Tandem recognized losses on its hedging activities of $4.2 million, including a mark-to-market loss of $3.7 million at October 26, 2007. For the year ended December 31, 2006, Tandem recognized gains on its hedging activities of $3.3 million, including a mark-to-market gain of $3.5 million at December 31, 2006. For the year ended December 31, 2005, Tandem recognized losses on its hedging activities of $5.2 million, including a mark-to-market loss of $4.7 million at December 31, 2005, and a $0.5 million cash charge for settled contracts.

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

Tandem accounts for its financial derivative contracts using mark-to-market accounting. The total fair value of the crude oil and natural gas financial derivative contracts at October 26, 2007, was a liability of approximately $4.2 million. The sale of TEC’s assets, as more fully described in Note 15, includes the derivative contracts and the associated liabilities described herein.

Period	Instrument Type	Total Volumes (MMBTU/BBL)	Weighted Average (Floor/Ceiling)	Fair Value Asset/ (Liability) (stated in thousands)
2008	Gas Collar	462,000	5.00/11.02	(15)
	Gas Call Option Sold	462,000	9.10	(309)
	Gas Call Option Purchased	462,000	12.00	101
	Gas Put Option Sold	462,000	5.00	(86)
	Gas Put Option Purchased	462,000	6.00	57
	Oil Collar	136,336	40.00/72.10	(2,358)
	Oil Call Option Sold	150,000	67.00	(3,233)
	Oil Call Option Purchased	150,000	72.10	2,597

2009	Oil Swaps	120,000	71.00	(961)
	Total fair value liability			$ (4,207)

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

The following table summarizes the estimated fair value of financial instruments and related transactions at October 26, 2007 (in millions):

	Carrying Amount	Estimated Fair Value(1)
Long-Term Debt	$21.0	21.0
NYMEX-Related Commodity Derivative
Market Positions(1)	$4.2	4.2

(1)
Estimated fair values have been determined by using available market data and valuation methodologies. Judgment is required in interpreting market data and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts.

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Commitments and Contingencies

Leases

Tandem leases office space from third parties under non-cancelable operating leases that expires May 31, 2010. Beginning in 2006, Tandem also leased office equipment and a compressor in the Tomball field. Rental expense pursuant to these leases amounted to $188,097, $135,128 and $34,146 for the period from January 1, 2007 through October 26, 2007 and the years ended December 31, 2006 and 2005, respectively. Future minimum annual lease payments under the non-cancelable lease for the years ending October 26 are as follows:

2008	$136,257
2009	125,820
2010	121,320
2011	80,880
Thereafter	—
$464,277

Legal Proceedings

Except as discussed in Note 16, Tandem is not currently a defendant in any lawsuit arising in the ordinary course of business.

Note 11 — Related Party Transactions

As discussed in Note 3, in 2005, TEC purchased as treasury stock the common shares held by one of its two shareholders for $13.0 million. The purchase was funded from a portion of the proceeds of Tandem’s revolving line of credit discussed in Note 6.

As discussed in Note 3, Tandem issued a note payable to its primary shareholder, Mr. Culp, for $12.0 million in connection with the share exchange with TEC. Mr. Culp also received 1.8 million shares of restricted common stock in connection with the distribution of restricted shares issued to officers, directors and other related parties for services discussed in Note 3, such shares were valued for accounting purposes at $3.67 per share and the resulting approximately $6.6 million was charged to compensation expense in 2005.

As discussed in Note 3, in connection with the purchase of TEC, 7.4 million shares of restricted common stock were distributed to officers, directors and other related parties of Tandem, other than Mr. Culp, for services. The overall value of such shares (approximately $27.3 million) was charged to compensation expense in 2005, as discussed in Note 3.

During the period ended October 26, 2007, Mixon Drilling Company, a wholly owned subsidiary of TEC, received approximately $49 thousand from a major shareholder to drill a well in southeast Texas. The shareholder is neither an employee nor a director of TEC, and the contract drilling rate was commensurate with third party rates.

Note 12 — Costs of Oil and Gas Properties

The following table sets forth certain information with respect to costs incurred in connection with Tandem’s oil and gas producing activities during the period ended October 26, 2007 and the year ended December 31, 2006.

	October 26,
	2007	2006
	(In Thousands)
Property acquisitions:
Proved	$(308.5)	$6.3
Unproved	—	—
Developmental costs
Intangible	585.7	4,229.0
Tangible	836.5	2,328.2
Exploratory costs	—	—
Total	$1,113.7	$6,563.5

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Costs of Oil and Gas Properties  - (continued)

The following table sets forth the capitalized costs for oil and gas properties as of October 26, 2007 and December 31, 2006.

	October 26,
	2007	2006
	(In Thousands)
Proved properties	$36,753.2	$35,639.5
Unproved properties	—	—
Total capitalized costs	36,753.2	35,639.5
Accumulated depreciation, depletion and amortization	(7,488.2)	(5,469.2)
Net capitalized costs	$29,265.0	$30,170.3

Note 13 — Oil and Gas Reserve Information (Unaudited)

The estimates of proved oil and gas reserves utilized in the preparation of the consolidated financial statements were prepared by Williamson Petroleum Consultants, independent petroleum engineers. Such estimates are in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve reports be prepared under economic and operating conditions existing at the registrant’s year end with no provision for price and cost escalations except by contractual arrangements. Future cash inflows were computed by applying year-end prices to the year-end quantities of proved reserves. Future development, abandonment and production costs were computed by estimating the expenditures to be incurred in developing, producing, and abandoning proved oil and gas reserves at the end of the year, based on year-end costs. Future income taxes were computed by applying statutory tax rates to the estimated net pre-tax cash flows after consideration of tax basis and tax credits and carryforwards. All of Tandem’s reserves are located in the United States. For information about Tandem’s results of operations from oil and gas producing activities, see the accompanying consolidated statements of operations.

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

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Oil and Gas Reserve Information (Unaudited)  - (continued)

Tandem emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of Tandem’s proved reserves are classified as proved developed nonproducing and proved undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

The following table sets forth proved oil and gas reserves together with the changes therein and proved developed reserves (oil in Bbls, gas in Mcf, gas converted to Boe’s at six Mcf per Bbl) for the years ended December 31, 2006 and 2005 (in thousands):

	2006			2005
	Oil	Gas	Boe	Oil	Gas	Boe
Proved reserves:
Beginning of period	5,814	21,897	9,464	989	16,604	3,756
Revisions	(117)	(1,034)	(289)	460	(32)	455
Extensions and discoveries	57	660	167	56	3,482	636
Sales of minerals-in-place	—	—	—	—	—	—
Purchases of minerals-in-place	—	—	—	4,466	2,567	4,894
Production	(215)	(736)	(338)	(157)	(724)	(277)
End of period	5,539	20,787	9,004	5,814	21,897	9,464
Proved developed reserves:
Beginning of period	2,295	6,077	3,308	989	5,708	1,940
End of period	2,170	5,691	3,119	2,295	6,077	3,308

The following table sets forth standardized measure of discounted future net cash flows (stated in thousands) relating to proved reserves for the year ended December 31, 2006 and 2005:

	2006	2005
Future cash inflows	$430,558	551,286
Future costs:
Production	(121,129)	(141,530)
Abandonment	(4,872)	(4,665)
Development	(41,153)	(41,810)
Income taxes	(28,881)	(61,738)
Future net cash inflows	234,523	301,543
10% discount factor	(111,945)	(114,098)
Standardized measure of discounted net cash flows	$122,578	187,445

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Oil and Gas Reserve Information (Unaudited)  - (continued)

The following table sets forth the changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2006 and 2005: (in thousands)

	2006	2005
Standardized measure, beginning of year	$187,445	43,655
Net changes in sales prices, net of production costs	(45,744)	52,323
Revisions of quantity estimates	(5,461)	50,642
Accretion of discount	20,159	4,818
Changes in future development costs, including development costs incurred that reduced future development costs	955	(1,874)
Changes in timing and other	(3,583)	(2,121)
Net change in income taxes	(20,981)	(44,852)
Future abandonment costs	(1,856)	918
Extensions and discoveries	3,178	16,584
Sales, net of production costs:
Continuing operations	(11,534)	(10,321)
Sales of minerals-in-place	—	—
Purchases of minerals-in-place	—	77,673
Net increase (decrease) in standardized measure	(64,867)	143,790
Standardized measure, end of period	$122,578	187,445

Impact of Pricing

The estimates of cash flows and reserve quantities shown above are based on year-end oil and gas prices, except in those cases where future natural gas or oil sales are covered by physical contracts at specified prices. Forward price volatility is largely attributable to supply and demand perceptions for natural gas and crude oil.

Under full-cost accounting rules, TEC reviews the carrying value of its proved oil and gas properties each quarter. Under these rules, capitalized costs of proved oil and gas properties, net of accumulated DD&A and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties included in the costs being amortized, net of related tax effects (the “ceiling”). These rules generally require pricing future oil and gas production at the unescalated oil and gas prices at the end of each fiscal quarter and require a write-down if the “ceiling” is exceeded. Given the volatility of oil and gas prices, it is reasonably possible that Tandem’s estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur in the future.

The estimated present value of future cash flows relating to proved reserves is extremely sensitive to prices used at any measurement period. The average prices used for each commodity for the years ended December 31, 2006 and 2005were as follows:

	Average Prices
As of December 31,	Oil	Gas
2006	$57.65	5.35
2005	$57.38	9.94

TANDEM ENERGY HOLDINGS, INC.
(Successor to Tandem Energy Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Shamrock Acquisition

On June 8, 2005, Tandem, through its wholly-owned subsidiary TEC, acquired certain oil and gas properties located in the Permian Basin of West Texas, Southeastern New Mexico, and Hardin County in East Texas, from Shamrock. The total purchase price was approximately $44.2 million including the issuance of 7.5 million shares of Tandem common stock. Since the purchase of TEC by Tandem and the Shamrock asset acquisition by TEC occurred concurrently, the 7.5 million shares were issued directly by Tandem. See Note 3 for a complete discussion of the acquisition.

The Shamrock properties included estimated total proved reserves of 4.9 million equivalent barrels of oil.

Acquisition Pro Forma

The following pro forma information shows the effect on Tandem’s consolidated results of operations as if the Shamrock acquisition occurred on January 1, 2005. The pro forma information (stated in thousands) includes numerous assumptions, and is not necessarily indicative of future results of operations.

	2005		2004
	As Reported	Pro Forma	As Reported	Pro Forma
Year ended December 31:
Oil and gas sales	$13,758	16,203	$8,018	12,105
Operating expenses	4,273	5,233	2,841	4,508
Operating profit	$9,485	10,970	$5,177	7,597

Note 15 — Subsequent Event - Sale of Tandem Assets

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

On October 26, 2007, the sale of TEC’s assets to Platinum was consummated and closed. Consideration for the transaction consisted of the assumption and satisfaction of $41.5 million of TEC indebtedness (Note 6), plus accrued interest, and $60 million payable in shares of common stock of Platinum. In accordance with the acquisition agreement, the total number of shares received by TEC was 7,692,308, based on $60 million divided by the per share cash value of the Platinum IPO trust account at the time of closing. The per share cash value was $7.80 as of the closing date. Under the terms of the agreement, TEC will liquidate, then dividend these Platinum shares to Tandem. Pursuant to the acquisition agreement, Platinum is obligated to register the 7.7 million shares issued to TEC on the appropriate Securities and Exchange Commission form. Once the registration of the shares is complete, Tandem will distribute the Platinum shares to Tandem’s shareholders and liquidate.

Note 16 — Litigation

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

The third party filed a competing lawsuit against Tandem and Platinum in the Florida Circuit court on or about June 14, 2006, seeking a declaration by the court that Tandem’s cancellation of the shares was improper and that the third party is the rightful owner of the shares, and an injunction prohibiting Tandem and Platinum from taking any action in detriment to his alleged rights in and to the shares. Tandem challenged the jurisdiction of the Florida court over it since it has had no contact with the state of Florida, and was successful in getting the judge in that lawsuit to enter an order dismissing the entire complaint filed by the third party on the grounds that the court did not have jurisdiction over the matter. The third party then sought approval of the court to file an amended complaint, but prior to any ruling by the court, the third party dismissed his lawsuit. On June 12, 2007, the third party filed a lawsuit in the United States District Court for the Western District of Texas, Midland-Odessa Division, against Tandem, TEC, and Messrs. Yocham, Culp, Chambers and Cunningham, and Tandem's transfer agent alleging conversion and conspiracy to convert with respect to the certificate representing the 2.7 million shares. Tandem, TEC and the other defendants in this lawsuit are vigorously contesting these allegations. Accordingly, based on SFAS No. 5, Accounting for Contingencies, no liability has been recorded in the accompanying consolidated financial statements.

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
Date: April 15, 2008