Form 10-Q
period 2008-03-31
PLATINUM ENERGY RESOURCES INC
filed 2008-05-12
CIK 1329605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

As of April 30, 2008, 22,070,762 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES

FINANCIAL INFORMATION

Item 1. Financial Statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,061,586	$16,429,619
Accounts receivable, net
Oil and gas sales	4,382,657	2,619,363
Affililiates and other	586,034	668,216
Inventory	152,932	88,556
Prepaid expenses and other current assets	835,617	299,445

Total Current Assets	21,018,826	20,105,199
Property and equipment, at cost
Oil and gas properties, full cost method	180,713,481	170,571,663
Other	3,706,676	3,293,108
Less accumulated depreciation, depletion and amortization	(3,297,507)	(1,253,026)
Property and equipment, net	181,122,650	172,611,745

Other assets
Fair value of commodity derivatives	807,750	73,446
Advance payment and costs, acquisition transactions	218,870	2,522,639
Covenant not to compete, net	357,356	376,164
Real estate held for development	2,700,000	2,700,000

Total Assets	$206,225,452	$198,389,193

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable
Trade	$2,425,547	$1,132,725
Oil and gas sales	1,462,200	1,074,222
Fair value of commodity derivatives	3,804,669	3,116,542
Asset retirement obligation - current	186,545	186,545
Accrued liabilities and other	413,445	181,430
Income taxes payable	101,960	254,960
Acquisition note payable - current portion	300,000	--
Total Current Liabilities	8,694,366	5,946,424

Revolving bank line of credit	5,508,767	--
Acquisition note payable	250,000	--
Asset retirement obligation	3,720,161	3,390,094
Deferred income taxes	48,085,215	48,085,215
	57,564,143	51,475,309
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 1,000,000 authorized, 0 issued	--	--
Common stock, $.0001 par value; 75,000,000 shares authorized; 24,068,675 issued; 22,070,762 outstanding	2,407	2,407
Additional paid-in capital	155,064,142	155,064,142
Retained earnings	561,858	1,562,375
Treasury stock - 1,997,913 shares	(15,661,464)	(15,661,464)

Total Stockholders' Equity	139,966,943	140,967,460

Total Liabilities and Stockholders' Equity	$206,225,452	$198,389,193

* Condensed from audited consolidated financial statements

See notes to condensed consolidated fianncial statements

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Revenues
Oil and Gas Sales	$7,134,804	$--

Costs and expenses
Lease and other operating expense	2,456,306	--
Marketing, general and administrative expense	1,731,827	154,991
Depreciation, depletion and amortization expense	2,063,289	--
Accretion of asset retirement obligations	61,669	--

Total costs and expenses	6,313,091	154,991

Operating income (loss)	821,713	(154,991)

OTHER INCOME (EXPENSES)
Interest income, net of interest allocated to common stock subject to possible redemption of $0 and $177,120, respectively	104,387	708,925
Interest expense	(13,805)	(18,069)
Loss on commodity derivatives, including realized loss of 1,073,535	(2,035,923)	--
Other	69,111	--
Total other income (expense)	(1,876,230)	690,856

Income (Loss) Before Income Taxes	(1,054,517)	535,865
Provision (Benefit) For Income Taxes	(54,000)	38,000

Net Income (Loss)	$(1,000,517)	$497,865

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	22,070,762	15,121,440
Diluted	22,070,762	17,731,897

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.05)	$0.03
Diluted	$(0.05)	$0.03

See notes to condensed consolidated financial statements

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2008
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treaury Stock		Total Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balance at January 1, 2008	24,068,675	$2,407	$155,064,142	$1,562,375	(1,997,913)	$(15,661,464)	$140,967,460

Net loss for the three months ended March 31, 2008	--	--	--	(1,000,517)	--	--	(1,000,517)

Balance at March 31, 2008	24,068,675	$2,407	$155,064,142	$561,858	(1,997,913)	$(15,661,464)	$139,966,943

See notes to condensed consolidated financial statements

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2008	2007

Cash Flows From Operating Activities
Net income (loss)	$(1,000,517)	$497,865
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	2,044,481	--
Accretion of asset retirement obligation	61,669	--
Amortization/writeoff of bank loan fees	18,808	--
Change in fair value of derivatives	2,035,923	--
Changes in operating assets and liabilities:
Accounts receivable	(1,681,112)	--
Inventory	(64,376)	--
Prepaid expenses and other current assets	(536,172)	24,186
Accounts payable	1,680,801	(78,865)
Accrued liabilities and other	232,014	--
Due to related party	--	22,500
Income taxes payable - State	(153,000)	38,000
Commodity derivatives	(2,082,100)	--
Net cash provided by operating activities	556,419	503,686

Cash Flows From Investing Activities
Additions to property and equipment	(3,747,849)	--
Acquistion of businesses - oil and gas properties	(5,989,139)	--
Advance payment and costs, Pleasanton transaction	2,303,769	--
Deposits to cash and cash equivalents held in trust fund	--	(886,045)
Deferred acquistion costs	--	(54,569)
Net cash used in investing activities	(7,433,219)	(940,614)

Cash Flows From Financing Activities
Proceeds of revolving credit facility	5,508,767	--
Interest on cash held in trust allocated to common stock subject to possible redemption	--	177,120
Proceeds from notes payable-stockholder	--	260,000
Net cash provided by financing activities	5,508,767	437,120

Net Increase (Decrease) in Cash	(1,368,033)	192

Cash - Beginning of the Period	16,429,619	--

Cash - End of Period	$15,061,586	$192

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$13,805	$2,693
Income taxes - State	$99,000	$17,140
Non-Cash Investing and Financing Activities:
Acquisition of oil and gas property - Pleasanton	$550,000	$--
Issuance of notes payable - Pleasanton acquisition	$550,000	$--
See notes to condensed consolidated financial statements

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, Business and Operations and Basis of Presentation

Platinum Energy Resources, Inc. and subsidiaries (the “Company” or “Platinum”) was incorporated in Delaware on April 25, 2005 as a blank check company for the purpose of effecting a business combination with an unidentified operating business in the global oil and gas Exploration & Production (“E&P”) industry. In October 2007, the Company acquired substantially all of the assets and assumed all of the liabilities of Tandem Energy Corporation (which is sometimes referred to herein as “TEC”) described in Note 4 below. Prior to the TEC transactions, the Company had no operations other than conducting an initial public offering and seeking a business combination.

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

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007 and notes thereto of Platinum Energy Resources, Inc (the “Company” or “Platinum”) included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008.

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies - continued

Oil and Gas Properties - continued

Properties and equipment may include costs that are excluded from costs being depreciated or amortized. Oil and gas costs excluded represent investments in unproved properties and major development projects in which the Company owns a direct interest. These unproved property costs include nonproducing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the capitalized costs being amortized in the DD&A pool.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of January 1, 2008. The evaluation was performed for the tax period April 25 (inception) to December 31, 2005 and for the years ended December 31, 2006 and 2007, the tax years which remain subject to examination for Federal and New Jersey State purposes as of March 31 2008.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expenses and penalties as marketing, general and administrative expenses.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies - continued

Non-Employee Stock Based Compensation

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123(R) and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” (“EITF 96-18”) which requires that such equity instruments be recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests. No such instruments were issued in 2007 and 2008. In October 2007, the Company issued 178,572 shares of its common stock in connection with a consulting agreement as described in Note 5(d).

Income (Loss) Per Share

The Company follows the provisions of SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). In accordance with SFAS No. 128, earnings (loss) per common share amounts (“Basic EPS”) were computed by dividing earnings (loss) by the weighted average number of common shares outstanding for the period. Earnings per common share amounts, assuming dilution (“Diluted EPS”), were computed by reflecting the potential dilution from the exercise of dilutive common stock purchase warrants. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations.

Reconciliations between the numerators and denominators of the Basic and Diluted EPS computations for earnings (loss) for each period are as follows.

	Three Months Ended March 31, 2008
	Net Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amounts
Basic EPS
Net Loss	$(1,000,517)	22,070,762	$(0.05)
Effect of Dilutive Securities
Warrants	—	—	—
Net loss attributable to common stock	$(1,000,517)	22,070,762	$(0.05)

	Three Months Ended March 31, 2007
	Net Income (Numerator)	Shares (Denominator)	Per Share Amounts
Basic EPS
Net Income	$497,865	15,121,440	$0.03
Effect of Dilutive Securities
Warrants	$—	2,610,451	$—
Net income attributable to common stock and assumed exercise of warrants	$497,865	17,731,891	$0.03

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies - continued

Income (Loss) Per Share, continued

In 2007, for the period prior to the October 26, 2007 TEC acquisition, common shares subject to possible conversion of 2,878,560 were excluded from the calculation of Basic EPS since such shares if redeemed, would only participate in their Pro-Rata share of the trust asset earnings. In this acquisition, 1,802,205 were actually converted and redeemed. Subsequent to the date of the TEC acquistion transaction, the remainder of 1,076,355 common shares subject to conversion but which were not redeemed (and thus remain outstanding), were included in the determination of weighted average number of common shares outstanding for the three months ended March 31, 2008. The Company has determined that the Warrants contained in the Units sold in its IPO are dilutive for the 2007 period, and accordingly included the effects of the Warrants in Diluted EPS using the Treasury Stock Method in this period. The Company has determined that their inclusion in 2008 would be antidilutive and thus excluded the effects of the Warrants in this period. An option to purchase 720,000 Units was excluded in the computation of Diluted EPS because the option exercise price exceeded the average market price for the Units in all periods.

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

Real Estate Held for Development

The Company’s real estate held for development was recorded at fair market value when the Company completed its purchase of the assets of Tandem Energy Corporation on October 26, 2007 and relates to approximately 41 acres of undeveloped land located near Tomball, Texas.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies - continued

Revenue Recognition and Gas Balancing

The Company utilizes the sales method of accounting for oil, natural gas and natural gas liquids revenues whereby revenues, net of royalties, are recognized as the production is sold to purchasers. The amount of gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant gas imbalance positions at March 31, 2008 and December 31, 2007.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, established standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. There were no differences between net income and comprehensive income.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on the Company’s consolidated results of operations or financial condition. Refer to Note 8 for disclosures required by this new pronouncement.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which will become effective on January 1, 2008. FAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value. on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies - continued

Recent Accounting Pronouncements -continued

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. At this time, management is evaluating the implications of SFAS 161 and its impact on the financial statements has not yet been determined.

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Initial Public Offering - continued

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

Note 4 — Business Combinations

On October 26, 2007, Platinum consummated the TEC acquisition pursuant to the Acquisition Agreement. Among other terms and conditions, the Company filed a registration statement with the Securities and Exchange Commission with respect to the approximately 7.7 million Platinum common shares issued in connection with the Acquisition. The Company is presently taking steps necessary for this registration statement to become effective. In connection with the Asset Acquisition Agreement, the Company entered into a Finders Agreement and a Consulting Agreement with Mr. Lance Duncan, an individual with prior affiliations with Tandem, who had been given limited authority by Tandem management to act on its behalf. These agreements are more fully described in Note 6f.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Business Combinations - continued

In December 2007, Platinum, through its wholly owned subsidiary, PER Gulf Coast, Inc., acquired a 50% working interest in the La Rosa field for approximately $5.3 million. Although the La Rosa field is a producing field of approximately 3,800 acres in Refugio County, Texas, actual production was minimal. The primary focus of the acquisition is related to its recompletion and re-entry potential. The entire purchase price was allocated to oil and gas properties. In March 2008 an additional related working interest was acquired for $461,500.

In January 2008, the Company acquired a 70% working interest in the Pleasanton field for approximately $6.1 million. $2.5 million of the purchase price was paid in December 2007 and recorded as a Deposit on the December 31, 2007 balance sheet. The remainder of the purchase price was paid in January 2008, including direct transaction costs. See Note 6 for a further description of consideration paid. The Pleasanton Field is a non-producing field of approximately 4,200 acres in Atascosa County, Texas. The field contains previously drilled and abandoned wells. The entire purchase price was allocated to the fair value of oil and gas properties.

On March 18, 2008, the Company, Maverick Engineering, Inc. (“Maverick”) and Robert L. Kovar Services, LLC (the “Sellers”) (as the representative of the selling equity stake holders in Maverick) entered into an Agreement and Plan of Merger (the “Merger Agreement”) for a gross purchase price of $11 million, subject to a working capital purchase price adjustment, with $6 million paid at closing and the remaining $5 million to be paid over the next 6 years pursuant to a non-interest bearing note (the “Cashflow Notes”). Established in 1993, Maverick is a full-service engineering service company with 270 employees including a staff of 70 engineers, consultants, surveyors, scientists and planners. Maverick is a provider of project management, engineering, procurement, and construction management services to both the public and private sectors. Maverick is based in South Texas with offices in Corpus Christi, Victoria, Harlingen and Houston. In connection with the transaction, the Company will enter into an five year employment agreement with Robert Kovar, the founder and CEO of Maverick, pursuant to which he will join Platinum as its Chief Operating Officer in addition to continuing as CEO and President of Maverick. See Note 11, Subsequent Events.

The assets and liabilities related to the foregoing acquisitions were recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition in accordance with the provisions for SFAS # 141, “Business Combinations”.

Note 5 - Commitments

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Commitments - continued

•	the warrants are exercised in an unsolicited transaction; or

•	the arrangement to pay the commission is not disclosed in the prospectus provided to warrant holders at the time of exercise.

b. On March 20, 2006, the Board of Directors of the Company approved its 2006 Long-Term Incentive Plan (the “Plan”) Pursuant to Plan, the Company may grant incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses, or collectively, awards, to officers and key employees. In addition, the Plan authorizes the grant of non-qualified stock options and restricted stock awards to directors and to any independent contractors and consultants. Generally, all classes of employees are eligible to participate in the Plan.

The Company has reserved a maximum of 4 million shares of its authorized common stock for issuance upon the exercise of awards to be granted pursuant to the Plan.

Other than stock options issuable in connection with the Maverick acquisition described in Note 11, no options, restricted stock or other awards under the Plan have been made or committed to be made as of the date hereof.

c. Stock Repurchase Program

In November 2006, the Company’s board approved a share repurchase program to repurchase shares of Company common stock in open market transactions in an amount up to $80 million, following the consummation of a the Asset Acquisition. On November 1, 2007, the board of directors instituted the initial stage of this share repurchase program and established a plan in conformity with the provisions of Rule 10b5-1 to purchase up to 2,000,000 shares of Platinum common stock in open market transactions during the month of November 2007, subject to the broker, volume, price and timing restrictions of Rule 10b-18 under the Securities Exchange Act of 1934., On October 26, 2007, the Company redeemed 1,802,205 shares of common stock for a total purchase price of $14,057,199 and, pursuant to the plan in November 2007 purchased 1,997,913 shares for an aggregate of $15,661,464 under the repurchase program. The initial share repurchase plan expired November 30, 2007, but the Company may resume repurchases in the future, pursuant to the share repurchase program.

d. Consulting Agreement

Mr. Lance Duncan, a director and officer of Tandem for a short time from March 2005 through June 1, 2005, introduced Platinum’s management to Tandem, which resulted in the Asset Acquisition Agreement. As a consequence of his efforts in this regard, Mr. Duncan was paid a finder’s fee of $3.0 million at the consummation of the TEC acquisition for introduction of the parties. The Company also entered into a consulting agreement with Mr. Duncan, the term of which commenced upon the consummation of the TEC acquisition, for consulting services, including investigation and evaluation of possible future acquisitions for the Company. Under the terms of the consulting agreement, the Company valued such services at $5 million and agreed to issue to Mr. Duncan a total of 714,286 shares of the Company’s restricted common stock in consideration over the period of service. These shares are to be issued in semi-annual installments over the eighteen month term of the agreement beginning with the closing of the TEC acquisition. On October 26, 2007, the first installment of 178,572 irrevocable shares were issued to Mr. Duncan.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Long-Term Debt

  On March 14, 2008, two operating subsidiaries of the Company entered into a new credit facility with a bank, establishing a revolving line of credit with an initial borrowing base of $35 million. The revolving line of credit is secured by the Co-borrower’s oil and gas properties and will be used to facilitate the execution of the two entities’ drilling and acquisition programs. The line bears interest at either the Bank’s base rate or LIBOR, plus a margin which varies with the ratio of the Co-borrower’s outstanding borrowings against the defined borrowing base, ranging from 1.5% to 2.25%. The Co-borrower’s can choose periodically to change the interest rate base which applies to outstanding borrowings. Under the terms of revolving line of credit agreement, the Co-borrowers must maintain certain financial ratios, must repay any amounts due in excess of the borrowing base, and may not declare any dividends or enter into any transactions resulting in a change in control, without the Bank’s consent. The Company, as the parent company, is not a co-borrower or guarantor of the line, and transfers from the co-borrowers to the parent company are limited to (i) $1 million per fiscal year to the parent for management fees, and (ii) the repayment of up to $2 million per fiscal year in subordinate indebtedness owed to the parent. As of March 31, 2008 there was approximately $5.5 million outstanding under the revolving line of credit, bearing interest at the Bank’s base rate, which was 5.25%. The entire $5.5 million outstanding balance is classified as long term debt in the accompanying financial statements. The facility expires in March, 2012. In conjunction with the execution of the new line of credit and as required under the terms of the new credit facility, the Company novated its existing hedge positions from its existing counterparty’s over to the Bank under terms satisfactory to the Company. In connection with establishing the line of credit, the Bank received a commitment fee of $87,500 and a fee of $60,229 for its expenses in connection with the aforementioned novation. In addition, the Co-borrowers are obligated to the bank for a monthly fee of any unused portion of the line of credit at the rate of 0.25% per annum.

In conjunction with and simultaneous to the establishment of the new Bank credit facility, the previously existing $5 million line of credit with another bank was terminated. No outstanding borrowings existed at the time of the termination of this previous arrangement.

In connection with the Pleasanton acquisition as more fully described in Note 4, the Company, entered into a Settlement Agreement for $1,000,000 in order to secure clear title to the properties acquired, of which $450,000 was paid in cash and issued its note for the balance in the amount of $550,000. The cash payment was treated as a reduction of the payment of the purchase price paid to the seller pursuant to indemnification provisions of the acquisition agreement. The note bears interest at 12% per annum, and is subject to monthly payments beginning June 1, 2008 of an amount equal to ½ of the net proceeds from production attributable to the Company’s interest in the purchased leasehold or $30,000, whichever is greater, until the note is paid in full. The long term portion of the note is established at March 31, 2008 as being $250,000.

The following table sets out the Company’s long term debt position as of March 31, 2008:

Borrowings under the credit facility	$5,508,767
Notes payable – Pleasanton	550,000
Less:
Current portion	(300,000)
Long term debt	$5,758,767

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Note 7 - Marketing Arrangements and Segment Information

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

Note 8 - Price, Interest Rate and Credit Risk Management Activities

The Company engages in price risk management activities from time to time. These activities are intended to manage the Company’s exposure to fluctuations in commodity prices for natural gas and crude oil. The Company utilizes derivative financial instruments, primarily price collars, puts and calls, as the means to manage this price risk. In addition to these financial transactions, the Company is a party to various physical commodity contracts for the sale of hydrocarbons that cover varying periods of time and have varying pricing provisions. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137, 138, 149 and 157, these various physical commodity contracts qualify for the normal purchases and normal sales exception and therefore, are not subject to hedge accounting or mark-to-market accounting. The financial impact of these various physical commodity contracts is included in revenues at the time of settlement, which in turn affects average realized hydrocarbon prices. The Company has elected not to designate any of its derivative financial contracts as accounting hedges and, accordingly, has accounted for these derivative financial contracts using mark-to-market accounting.

 In accordance with SFAS No. 157, the Company has categorized its derivative financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1); the next highest priority inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly (Level 2); and the lowest priority to unobservable inputs (Level 3). The Company uses Level 1 valuation techniques to value its derivatives.

Presented below is a summary of the Company’s crude oil and natural gas derivative financial contracts at March 31, 2008 and December 31, 2007, with crude oil prices expressed in dollars per barrels of crude oil and notional crude oil volumes in barrels of crude oil per year; and natural gas prices expressed in dollars per million British thermal units ($/MMBtu) and notional natural gas volumes in million British thermal units per year (MMBtuy). As indicated, The Company does not have any financial derivative contracts that extend beyond December 2011.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Price, Interest Rate and Credit Risk Management Activities - continued

The total fair value of the crude oil and natural gas financial derivative contracts at March 31, 2008, was a liability of approximately $3.0 million as follows:

Period Ended March 31,	Instrument Type	Total Volumes (MMBTU/BBL)	Weighted Average (Floor/Ceiling)	Fair Value Asset/ (Liability) (stated in thousands)
2009	Gas Collar	45,230	5.00/11.02	(96)
	Gas Call Option Sold	45,230	9.10	(392)
	Gas Call Option Purchased	45,230	12.00	96
	Gas Put Option Sold	45,230	5.00	0
	Gas Put Option Purchased	45,230	6.00	2
	Oil Collar	172,749	40.00/72.10	(2,214)
	Oil Call Option Sold	87,500	67.00	(2,864)
	Oil Call Option Purchased	87,500	72.10	2,444
	Oil Swaps	30,000	71.00	(781)

2010	Oil Swaps	90,000	71.00	(2,191)
	Oil Put Option Purchased	120,000	75.00	613
	Oil Put Option Purchased	170,000	80.00/85.00	1,384

2011	Oil Put Option Purchased	120,000	80.00	1,002
	Total fair value liability			$(2,997)

The fair value of the Company’s financial derivative contracts at March 31, 2008 are shown in the accompanying financial statements as follows (in thousands):

Fair value of commodity derivative:
Current portion	$(3,805)
Long-term portion	808
Total fair value liability	$(2,997)

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Price, Interest Rate and Credit Risk Management Activities - continued

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

The fair value of the Company’s financial derivative contracts at March 31, 2008 are shown in the accompanying financial statements as follows (in thousands):

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Price, Interest Rate and Credit Risk Management Activities – continued

The following table summarizes the estimated fair value of financial instruments and related transactions at March 31, 2008 and December 31, 2007 (in millions): (The carrying amount and the fair value (1) are the same for each period reported.

	March 31, 2008	December 31, 2007
NYMEX-Related Commodity Derivative
Market Positions (1)	$3.0	$3.0

(1)
Estimated fair values have been determined by using available market data and valuation methodologies. Judgment is required in interpreting market data and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts.

Note 9 - Oil and Gas Properties

The following table sets forth the Company’s costs incurred in oil and gas property acquisition, exploration and development activities for the period from January1, 2008 through March 31, 2008:

Balance at January 1, 2008:	$170,571,663
Acquisition of properties
Proved	6,539,139
Unproved	-

Exploration Costs	-

Development Costs	3,602,679

Balance at March 31, 2008:	$180,713,481

The following table sets forth the Company’s capitalized costs relating to oil and gas producing activities at March 31, 2008:

Proved oil and gas properties	$180,713,481
Unproved oil and gas properties	-
180,713,481

Accumulated depletion	(3,184,093)

Net capitalized costs	$177,529,388

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Litigation

On January 16, 2008, Exxon Mobil Corporation filed a petition in the 270th District Court of Harris County, Texas, naming TEC and a third party, Merenco Realty, Inc., demanding environmental remediation of certain  properties in Tomball, Texas. In 1996, pursuant to an assignment agreement, Exxon Mobil sold certain oil and gas leasehold interests and real estate interests in Tomball, Texas to the Company’s predecessor in interest, Merit Energy Corporation. In 1999, the Company assigned its 50% undivided interest in one of the tracts in the acquired property to Merenco, an affiliate of the Company, owned 50% by the chairman of the board of the Company, Tim Culp. In October 2007, the Texas Railroad Commission notified Exxon Mobil of an environmental site assessment alleging soil and groundwater contamination for a site in the area of Tomball, Texas. Exxon Mobil believes that the site is one which was sold to the Company and claims that the Company is obligated to remediate the site under the assignment agreement. Exxon Mobil has requested that the court declare the defendants obligated to restore and remediate the properties and has requested any actual damages arising from breach and attorneys’ fees. The Company believes that Exxon Mobil’s claim that the Company is responsible for any remediation of such site is without merit and the Company intends to vigorously defend itself against this claim. However, no assurance can be given that the Company will prevail in this matter. The Company acquired substantially all the assets and liabilities of TEC in the TEC acquisition. Merenco was not acquired by the Company in the TEC acquisition and the Company’s chairman, Tim Culp, continues to have a 50% ownership interest in Merenco.

Note 11 — Subsequent Events

On April 29, 2008, the Company completed the acquisition of Maverick pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) entered into on March 18, 2008 among the Company, a wholly-owned subsidiary , Maverick, and Robert L. Kovar Services, LLC, as Stockholder Representative. The aggregate consideration paid in the merger was $6 million in cash and $5 million to be paid over the next 6 years pursuant to non-interest bearing cash flow note (the “Cash Flow Notes”), subject to certain escrows, holdbacks and post-closing adjustments. Provisions of the Cash Flow Notes require quarterly payments commencing in June 2008 to the noteholders pro rata equal to 50% of the pre-tax net income, as defined in the Merger Agreement, generated by the Maverick business on a stand alone basis in the prior quarter. Payment of the Cash Flow Notes can be accelerated by certain events, including a change in control. The balance of the Cash Flow Notes remaining unpaid upon maturity, if any, will be converted into a 12 month self amortizing note bearing interest at the annual rate of 2% over the banks prime rate. In addition, the Company will assume Maverick’s indebtedness under certain bank and loan arrangements, which aggregate balances, approximated $4.5 million at January 31, 2008. Maverick’s bank has not consented to continue of its bank term loan or to its working capital revolving credit line upon closing. The Sellers agreed to the satisfaction of this bank indebtedness at closing in the aggregate amount of $4.9 million with the proceeds of the cash to be paid at closing to the Sellers. Subsequent to the closing, upon securing a replacement revolving line of credit for Maverick, the amount of the revolving line of credit repaid at closing ($3.3 million) will be drawn down against this line and paid to Robert L. Kovar Services, LLC for distribution to the Sellers. The remainder of $1.6 million will be paid to selling Maverick shareholders by the Company over an approximate 18 month period under the same terms and conditions as the original term loan with Mavericks original bank. The Cash Flow Notes will be payable quarterly at the rate of 50% of pre-tax net income, as it is defined in the Merger Agreement, generated by the Maverick business on a standalone basis in the preceding quarter. Payment can be accelerated by certain events, including change in control of the Company. The purchase price is also subject to adjustment for any change in working capital as defined in the agreement, between October 31, 2007 and the closing date, as well as other adjustments associated with changes in indebtedness. Any adjustment will be treated as a modification of the amount of the Cash Flow Notes and are to be determined within 45 days of closing. The balance of the Cash Flow Notes remaining unpaid upon maturity, if any, will be converted into a 12 month self amortizing note bearing interest at the annual rate of 2% over the banks prime rate at the time.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Subsequent Events - continued

Pursuant to that agreement Mr. Kovar has been appointed as Chief Operating Officer (“COO”) of the Company and President of Maverick, the Company’s wholly-owned subsidiary.

The Employment Agreement provides for an initial term of five years. Pursuant to the terms of the Employment Agreement, Mr. Kovar will be paid a $200,000 base annual salary and will be eligible for annual performance bonuses in such amount and at such times as determined by the Board or the compensation committee, in their sole discretion. In addition, pursuant to the Employment Agreement, Mr. Kovar was granted 50,000 options to purchase shares of the Company’s common stock with an exercise price of $5.15 per share, the closing price on the date of grant, and will be granted an additional 50,000 stock options on each of the four succeeding anniversaries of the effective date of the Employment Agreement. All options will be issued pursuant to the Company’s 2006 Long Term Incentive Plan and will be subject to a 5 year vesting schedule, with one-fifth of such options vesting on each anniversary of the date of grant, beginning April 29, 2009. In the event of a change in control of the Company, the Employment Agreement provides that all options granted to Mr. Kovar will immediately vest.

Pursuant to the Employment Agreement, if Mr. Kovar’s employment is terminated by the Company without cause or Mr. Kovar terminates his employment for good reason, he will receive an 18 month severance package and his Cash Flow Note will become immediately due and payable. If, however, Mr. Kovar’s employment is terminated by the Company for cause or Mr. Kovar terminates his employment without good reason, he will receive no severance package and his Cash Flow Note will be cancelled.

Mr. Kovar has also agreed that during the term of his employment with the Company and for an 18 month period thereafter, he will not compete with the Company nor solicit its employees. If Mr. Kovar breaches any of these obligations, he would forfeit his right to any severance payments and benefits to which he otherwise would be entitled.

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

On October 26, 2007, we acquired substantially all of the assets and assumed substantially all of the liabilities of TEC. Prior to that time, we were a blank check company with no operations and no net revenues. Set forth below are:

 (A)  Results of operations for Platinum for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007. Included within the results of operations for the quarter ended March 31, 2008 are the results of operations of the oil and gas properties we purchased.

(B)  A comparison of certain summarized historical information for the quarter ended March 31, 2008 with the period from October 27, 2007 to December 31, 2007 in order to provide the reader with certain meaningful analytical data.

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Overview

We are an oil and natural gas exploration, development, acquisition, and production company. Our basic business model is to find and develop oil and gas reserves through development activities, and sell the production from those reserves at a profit. To be successful, we must, over time, be able to find oil and gas reserves and then sell the resulting production at a price that is sufficient to cover our finding costs, operating expenses, administrative costs and interest expense, plus offer us a return on our capital investment.

From time to time, we may make strategic acquisitions if we believe the acquired assets offer us the potential for reserve growth through additional developmental drilling activities. However, the successful acquisition of oil and natural gas properties requires assessment of many factors, which are inherently inexact and may be inaccurate, including future oil and natural gas prices, the amount of recoverable reserves, future operating costs, future development costs, failure of titles to properties, costs and timing of plugging and abandoning wells and potential environmental and other liabilities.

As described below, on April 29, 2008 we acquired Maverick Engineering, Inc. (“Maverick”). Maverick is a provider of project management, engineering, procurement, and construction management services to both the public and private sectors, including the oil and gas industry.

Results of Operations - Platinum

For the three month period ended March 31, 2008 as compared to the three month period ended March 31, 2007

We were a blank check company for the three months ended March 31, 2007 and consequently had no operations and no net operating results. For the three months ended March 31, 2008 , our results of operations included those of the oil and gas entities acquired on and subsequent to October 26, 2007. See “Business - Growth Strategy” beginning on page 5 and Note 4 to the consolidated financial statements beginning on page F1-14 in our Form 10K/A for the year ended December 31, 2007 filed on April 15, 2008. For a comparison of results of operations relating to our oil and gas assets, see “Results of Operations - Oil and Gas” below.

With respect to our results of operations excluding our oil and gas assets, we had no net operating revenues during the three months ended March 31, 2008 or 2007. Our general and administrative expenses other than those attributable to our oil and gas assets for the three months ended March 31, 2008 was $690,000 (out of the $1.7 million general and administrative expenses included in the Company’s condensed consolidated results) as compared to approximately $155,000 in the three months ended March 31, 2007. The increase of $535,000 in such expenses for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 is attributable to our status as a parent company of an operating business in 2008, including associated officer salaries, legal and accounting, investor relations and other costs. Results of operations for the three months ended March 31, 2007 included net interest income of $691,000 (substantially all of which was earned on funds held in the trust account and net of interest income in the amount of $ 177,000 attributable to shares of common stock subject to conversion rights), as compared to net interest income earned of $100,000 in for three months ended March 31, 2008 on substantially lower cash balances.

Results of Operations - Oil and Gas

The following summary of oil and gas revenues and lease and other operating expenses for the periods indicated is provided for comparative purposes. These comparative results are for the period from October 26, 2007 through December 31, 2007 as compared to the three months ended March 31, 2008. As indicated in the preceding paragraph, since our results for the three months ended March 31, 2007 are not in any way comparable to the three months ended March 31, 2008, we believe that the comparison of our current operating revenues to the immediately preceding period would provide relevant information to assist in evaluating our Company.

Comparison of the period from October 26, 2007 through December 31, 2007, to the Three Months Ended March 31, 2008

Any reference in this comparison to the 2007 period relates to the period from October 26, 2007 through December 31, 2007, and any reference to the 2008 period relates to the three months ended March 31, 2008, unless otherwise indicated.

Our revenues, consisting entirely of oil and gas sales, for the period from October 26, 2007 through December 31, 2007 were $4.3 million. Oil and gas sales for the three months ended March 31, 2008 were $7.1 million. Other than the obvious difference in the length of the comparative periods, we note that the average oil price for the 2007 period was $85.24 compared to $96.83 for the 2008 period. The average gas price increased from $8.03 during the 2007 period compared to $8.19 for the 2008 period. Daily production on a Boe basis increased from 890 Boe’s per day during the 2007 period to 970 Boe’s per day during the 2008 period.

Oil and gas production costs in the form of lease operating expense on a Boe basis decreased 7.5% from $29.77 per Boe during the 2007 period to $27.53 per Boe during the 2008 period. The decrease in lease operating expense on a Boe basis is a direct result of increased production due to drilling activities, without a corresponding increase in our fixed operating expense. Other factors outside management control, such as rig availability and availability of adequate technical and field staff, could have an adverse effect on lease operating costs in the future.

Liquidity and Capital Resources

In connection with our IPO consummated on October 28, 2007, we sold (i) 14,400,000 units to the public, with each unit consisting of one share of our common stock, $0.0001 per share, and one warrant expiring October 28, 2009 to purchase one share of common stock at an exercise price of $6.00 per share and (ii) to the representatives of the underwriters a five year option to purchase up to a total of 720,000 units in the aggregate at a per unit price of $10.00. The units issuable upon exercise of this option are identical to those offered in the IPO except that the warrants included in the option have an exercise price of $7.50. The underwriters’ unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash. If circumstances warrant and in the event that any holders of the unit purchase option choose to exercise all or a portion of the unit purchase option on a cashless basis, we will receive no cash proceeds but would be required to issue additional units. In addition we can give no assurance that any of the warrants included in the units sold to the public will be exercised and result in any proceeds to us.

The following additional items had for the three months ended March 31, 2008 or will have an impact our liquidity in future periods:

a. In November 2006, the Company’s board approved a share repurchase program to repurchase shares of Company common stock in an amount up to $80 million (including shares that may be redeemed in connection with stockholders conversion rights upon consummation of the TEC acquisition). On October 26, 2007, we redeemed 1,802,205 shares of our common stock for a total purchase price of $14,057,199 pursuant to such conversion rights. On November 1, 2007, the Company announced the initial stage of the share repurchase program and adopted a share repurchase plan for the month of November 2007. In the period from November 1 through November 30, 2007, we purchased 1,997,913 shares for an aggregate of $15,661,464. We financed these purchases with available cash. The initial share repurchase plan expired November 30, 2007, but the Company may resume repurchases in the future, pursuant to our share repurchase program.

b. As part of our overall business strategy, we began our program of strategic acquisitions and investment opportunities that complement our existing business. We made various acquisitions of oil and gas properties and interests and a related operating business in the quarter ended March 31, 2008 and thereafter as follows:

•
In March 2008 we acquired an additional property related to our La Rosa field acquisition for cash in the amount of $461,500. See Note 4 to Condensed Consolidated Financial Statements included elsewhere herein;

•
In January 2008 in connection with the Pleasanton acquisition we paid additional cash consideration of $2,950,000 and issued a $550,000 note. The note bears interest at 12% per annum, and is subject to monthly payments beginning June 1, 2008 of an amount equal to ½ of the net proceeds from production attributable to our interest in the purchased leasehold or $30,000, whichever is greater, until the note is paid in full.

•	In April 2008, two of our wholly-owned subsidiaries (the Co-borrowers as defined in c. below) entered into two agreements to acquire additional oil and gas properties aggregating $1,350,000 for cash.

c.  On March 14, 2008, two of our operating subsidiaries, Tandem Energy Corporation and PER Gulf Coast, Inc. (collectively the “Co-borrowers”) entered into a new credit facility with the Bank of Texas, establishing a revolving line of credit with an initial borrowing base of $35 million. The revolving line of credit is secured by the Co-borrower’s oil and gas properties and will be used to facilitate the execution of the two entities’ drilling and acquisition programs. The line bears interest at either the bank’s base rate or LIBOR, plus a margin which varies with the ratio of the Co-borrowers’ outstanding borrowings against the defined borrowing base, ranging from 1.50% to 2.25%. The Co-borrowers can choose periodically to change the interest rate base which applies to outstanding borrowings. Under the terms of revolving line of credit agreement, the Co-borrowers must maintain certain financial ratios, must repay any amounts due in excess of the borrowing base, and may not declare any dividends or enter into any transactions resulting in a change in control, without the bank’s consent. As the parent company, we are not a co-borrower or guarantor of the line, and transfers from the Co-borrowers to us are limited to (i) $1 million per fiscal year for management fees, and (ii) the repayment of up to $2 million per fiscal year in subordinate indebtedness owed to us. As of March 31, 2008, there was $5.5 million outstanding under the revolving line of credit. In conjunction with the execution of the new line of credit, and as required under the terms of the new credit facility, we novated our existing hedge positions from our existing counterparty over to the Bank of Texas under terms satisfactory to us. In connection with establishing the line of credit, the Bank of Texas received a commitment fee of $87,500 and a fee for its expenses in connection with the aforementioned novation of $60,229. In addition, the Co-borrowers are obligated to the bank for a monthly fee for any unused portion of the line of credit at the rate of 0.25% per annum. The unused portion of this revolving line of credit of $29,500,000 remains available to the Co-borrowers.

d.  On April 29, 2008, the Company completed the acquisition of Maverick. The aggregate consideration paid in the merger was $6 million in cash and $5 million to be paid over the next 6 years pursuant to non-interest bearing cash flow note (the “Cash Flow Notes”), subject to certain escrows, holdbacks and post-closing adjustments. Provisions of the Cash Flow Notes require quarterly payments commencing in June 2008 to the noteholders pro rata equal to 50% of the pre-tax net income, as defined, generated by the Maverick business on a stand alone basis in the prior quarter. Payment of the Cash Flow Notes can be accelerated by certain events, including a change in control. The balance of the Cash Flow Notes remaining unpaid upon maturity, if any, will be converted into a 12 month self amortizing note bearing interest at the annual rate of 2% over the banks prime rate. In addition, the Company will assume Maverick’s indebtedness under certain bank and loan arrangements, which aggregate balances approximated $4.5 million at January 31, 2008. Maverick’s bank has not consented to continuation of its bank term loan or to its working capital revolving credit line upon closing. The sellers agreed to the satisfaction of this bank indebtedness at closing in the aggregate amount of $4.9 million with the proceeds of the cash to be paid at closing to the Sellers. Subsequent to the closing, upon securing a replacement revolving line of credit for Maverick, the amount of the revolving line of credit repaid at closing ($3.3 million) will be drawn down against this line and paid to sellers. The remainder of $1.6 million will be paid to selling Maverick shareholders by the Company over an approximate 18 month period under the same terms and conditions as the original term loan with Maverick’s original bank. The Cash Flow Notes will be payable quarterly at the rate of 50% of pre-tax net income, as defined, generated by the Maverick business on a stand-alone basis in the preceding quarter. Payment can be accelerated by certain events, including change in control of the Company. The purchase price is also subject to adjustment for any change in working capital as defined in the agreement, between October 31, 2007 and the closing date, as well as other adjustments associated with changes in indebtedness. Any adjustment will be treated as a modification of the amount of the Cash Flow Notes and are to be determined within 45 days of closing. The balance of the Cash Flow Notes remaining unpaid upon maturity, if any, will be converted into a 12 month self amortizing note bearing interest at the annual rate of 2% over the bank’s prime rate at the time.

In connection with the acquisition of Maverick, the Company entered into an employment agreement with Mr. Kovar to serve as chief operating officer of Platinum. The employment agreement provides for an initial term of five years. Pursuant to the terms of the employment agreement, Mr. Kovar will be paid a $200,000 base annual salary and will be eligible for annual performance bonuses in such amount and at such times as determined by the Board or the compensation committee, in their sole discretion. In addition, pursuant to the employment agreement, Mr. Kovar was granted 50,000 options to purchase shares of the Company’s common stock with an exercise price of $5.15 per share, the closing price on the date of grant, and will be granted an additional 50,000 stock options on each of the four succeeding anniversaries of the effective date of the employment agreement. All options will be issued pursuant to the Company’s 2006 Long Term Incentive Plan and will be subject to a 5 year vesting schedule, with one-fifth of such options vesting on each anniversary of the date of grant, beginning April 29, 2009. In the event of a change in control of the Company, the employment agreement provides that all options granted to Mr. Kovar will immediately vest.

Pursuant to the employment agreement, if Mr. Kovar’s employment is terminated by the Company without cause or Mr. Kovar terminates his employment for good reason, he will receive an 18 month severance package and his Cash Flow Note will become immediately due and payable. If, however, Mr. Kovar’s employment is terminated by the Company for cause or Mr. Kovar terminates his employment without good reason, he will receive no severance package and his Cash Flow Note will be cancelled.

Supplemental Oil and Gas Information

The following information is intended to supplement the consolidated financial statements included in this report with data that is not readily available from those statements.

	Period from January 1, 2008
	to March 31, 2008
	Oil	Gas	Boe
	(Mbls)	(MMcf)	(Mbls)
Production	58.7	177.2	88.2

	Oil	Gas	Boe
	($/Bbl )	($/Mcf )	($/Boe )
Average Prices	$96.83	$8.19	$80.86

			Boe
			($/Boe)
Average Lifting Cost Per Boe			$27.53

Capital Expenditures

The reserve report prepared as of December 31, 2007 assumes that we will expend approximately $19.4 million in expenditures in 2008 to drill a number of existing proved undeveloped locations, with the intent of converting them into proved developed producing locations, thereby, generating new cash flows. The execution of the drilling program is dependent on rig availability, the availability of technical and field staff, and product pricing. Through March 31, 2008 we have incurred approximately $3.4 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Contractual Obligations

In connection with the October 26, 2007 TEC acquisition, we entered into an agreement with Mr. Lance Duncan, for consulting services, including investigation and evaluation of possible future acquisitions. Under the terms of the consulting agreement, Mr. Duncan’s services were valued at $5 million. We agreed to issue to Mr. Duncan a total of 714,286 shares of our restricted common stock, 25% to be issued upon commencement of services and the remainder in semi-annual installments of 25% each over the eighteen month term of the agreement. Each installment will be paid with 178,572 shares of our common stock, based on payments of $1,250,000 valued at a fixed price of $7.00 per share.

Critical Accounting Policies:

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

•	the results of drilling activity in close proximity to the PUD that could either enhance or condemn the prospect’s chances of success.

Provision for DD&A

We have computed our provision for DD&A on a unit-of-production method. Each quarter, we use the following formulas to compute the provision for DD&A.

•	DD&A Rate = Current period production, divided by beginning proved reserves

•	Provision for DD&A = DD&A Rate, times the un-depleted full cost pool of oil and gas properties

Reserve estimates have a significant impact on the DD&A rate. If reserve estimates for our properties are revised downward in future periods, the DD&A rate will increase as a result of the revision. Alternatively, if reserve estimates are revised upward, the DD&A rate will decrease.

Hedging Activities

From time to time, we utilize derivative instruments, consisting of swaps, floors and collars, to attempt to reduce our exposure to changes in commodity prices and interest rates. We account for our derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires that all derivative instruments be recognized as assets or liabilities in the balance sheet, measured at fair value. The accounting for changes in the fair value of a derivative depends on both the intended purpose and the formal designation of the derivative. Designation is established at the inception of a derivative, but subsequent changes to the designation are permitted. We have elected not to designate any of our derivative financial contracts as accounting hedges and, accordingly, account for these derivative financial contracts using mark-to-market accounting. Changes in fair value of derivative instruments which are not designated as cash flow hedges are recorded in other income (expense) as changes in fair value of derivatives. Hedging is a strategy that can help a company to mitigate the volatility of oil and gas prices by limiting its losses if oil and gas prices decline; however, this strategy may also limit the potential gains that a company could realize if oil and gas prices increase. Historically, certain “costless collars” executed in June 2005 and swaps executed in mid 2006 by our predecessor in interest were employed to protect such predecessor and its creditors from exposure to lower oil and gas prices. However, as a result of those positions, we have and may continue to periodically incur settlement losses associated with the ceiling component of such hedges as oil prices have increased during 2007 and in 2008. For the three months ended March 31, 2008, we reported a $2.036 million net loss on derivatives.

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

Recent Accounting Pronouncements

See Recent Accounting Pronouncements in Note 2 within the financial statements in Item 1 for a description of Recent Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

At March 31,2008 we had approximately $5.5 million in outstanding borrowings associated with our credit facility with a major bank. To the extent we have debt outstanding, we will be subject to risk of interest rate changes that would impact our future results of operations and cash flows.

Price Risks

See Note 8 within the financial statements in Item 1 for a description of our price risks and price risk management activities.

Item 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of its management, including the principal executive and financial officer, of the effectiveness of the Company’s controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the principal executive and financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company (including its consolidated subsidiaries) in its periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

OTHER INFORMATION

Item 1. Legal Proceedings.

On January 16th, 2008, Exxon Mobil Corporation filed a petition in the 270th District Court of Harris County, Texas, naming us as a defendant along with TEC and a third party, Merenco Realty, Inc., demanding environmental remediation of certain properties in Tomball, Texas. In 1996, pursuant to an assignment agreement, Exxon Mobil sold certain oil and gas leasehold interests and real estate interests in Tomball, Texas to TEC’s predecessor in interest, Merit Energy Corporation. In 1999, TEC assigned its 50% undivided interest in one of the tracts in the acquired property to Merenco, an affiliate of TEC, owned 50% by our Chairman of the Board, Tim Culp. In October 2007, the Texas Railroad Commission notified Exxon Mobil of an environmental site assessment alleging soil and groundwater contamination for a site in the area of Tomball, Texas. Exxon Mobil believes that the site is one which was sold to TEC and claims that TEC is obligated to remediate the site under the assignment agreement. Exxon Mobil has requested that the court declare the defendants obligated to restore and remediate the properties and has requested any actual damages arising from breach and attorneys’ fees. We believe that Exxon Mobil’s claim that TEC is responsible for any remediation of such site is without merit and we intend to vigorously defend ourselves against this claim. However, no assurance can be given that we will prevail in this matter. We acquired substantially all the assets and liabilities of TEC in the TEC acquisition. Merenco was not acquired by us in the TEC acquisition and our Chairman, Tim Culp, continues to have a 50% ownership interest in Merenco.

Item 1A. Risk Factors.

The following is an update of the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  There have otherwise been no material changes in our risk factors from the information provided in Item 1A. Risk Factors.

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

Although many of our properties are located across Texas and southeast New Mexico and are not confined to one geographic area, our Tomball field, the largest producer in our current portfolio, and much of our Maverick business are located in the Gulf Coast region of Texas, an area that may be subject to catastrophic weather and natural disasters such as floods, earthquakes and hurricanes. If such disaster were to occur, it could severely disrupt our operations in that area and results of operations could be materially and adversely affected. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks. There can be no assurance that any insurance will be adequate to cover any losses or liabilities. We cannot predict the continued availability of insurance, or its availability at premium levels that justify its purchase. In addition, we may be liable for environmental damages caused by previous owners of properties that we purchased, which liabilities would not be covered by our insurance. We are currently unaware of any material liability we may have for environmental damages caused by previous owners of properties purchased by us.

Maverick Engineering, our wholly owned subsidiary, is dependent upon a small number of customers for a large portion of its net revenues, and a decline in sales to its major customers could harm Maverick's results of operations.

A small number of customers are responsible for a significant portion of Maverick's net revenues. During 2007, Maverick's 5 largest customers accounted for approximately $22 million out of its $33.8 million of net revenues. Maverick's customer concentration could increase or decrease depending on future customer requirements, which will depend in large part on business conditions in the market sectors in which Maverick's customers participate. The loss of one or more major customers or a decline in sales to our major customers could significantly harm Maverick's business and results of operations. If Maverick is not able to expand its customer base, it will continue to depend upon a small number of customers for a significant percentage of its sales. There can be no assurance that its current customers will not reduce the amount of services for which we are retained or otherwise terminate their relationship with us.

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

PLATINUM ENERGY RESOURCES, INC.

Date: May 12, 2008	By:	/s/ Barry Kostiner
Barry Kostiner Chief Executive Officer