Form 10-Q
period 2008-06-30
PLATINUM ENERGY RESOURCES INC
filed 2008-08-15
CIK 1329605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 000-51553

PLATINUM ENERGY RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	14-1928384
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11490 Westheimer Road, Suite 1000 Houston, Texas (Address of principal executive offices)	77077 (Zip Code)

(281) 649-4500
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

As of June 30, 2008, 24,068,675 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY

FINANCIAL INFORMATION

Item 1. Financial Statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,014,718	$16,429,619
Accounts receivable, net
Oil and gas sales	4,870,304	2,619,363
Service	4,743,507	—
Affililiates and other	991,494	668,216
Inventory	542,035	88,556
Prepaid expenses and other current assets	584,082	299,445

Total Current Assets	18,746,140	20,105,199

Property and equipment, at cost
Oil and gas properties, full cost method	188,943,166	170,571,663
Other	5,243,876	3,293,108
Less accumulated depreciation, depletion and amortization	(5,605,817)	(1,253,026)
Property and equipment, net	188,581,225	172,611,745

Other assets
Intangible assets, net	5,718,963	376,164
Goodwill	5,912,611	—
Fair value of commodity derivatives	—	73,446
Advance payment and costs, acquisition transactions	—	2,522,639
Real estate held for development	2,700,000	2,700,000

Total Assets	$221,658,939	$198,389,193

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable
Trade	$3,175,560	$1,132,725
Oil and gas sales	2,687,580	1,074,222
Fair value of commodity derivatives	8,098,471	3,116,542
Asset retirement obligation - current	—	186,545
Accrued liabilities and other	2,318,979	181,430
Income taxes payable	101,960	254,960
Current maturities of long-term debt and capital lease obligations	876,961	—
Total Current Liabilities	17,259,511	5,946,424

Revolving lines of credit	10,757,922	—
Long-term debt and capital lease obligations, net of current portion	2,360,709	—
Notes payable - Maverick acquisition	3,070,772	—
Other accrued liabilities	996,673	—
Fair value of commodity derivatives	2,478,871	—
Asset retirement obligation	3,994,530	3,390,094
Deferred income taxes	48,085,215	48,085,215
	71,744,692	51,475,309
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS'EQUITY
Preferred stock, $.0001 par value, 1,000,000 authorized, 0 issued	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized; 24,068,675 issued and outstanding in each period, respectively	2,407	2,407
Additional paid-in capital	155,064,142	155,064,142
Retained earnings (accumulated deficit)	(6,750,349)	1,562,375
Treasury stock - 1,997,913 shares	(15,661,464)	(15,661,464)

Total Stockholders' Equity	132,654,736	140,967,460

Total Liabilities and Stockholders' Equity	$221,658,939	$198,389,193

* Condensed from audited consolidated financial statements

See notes to condensed consolidated financial statements

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues
Oil and gas Sales	$10,694,071	$—	$17,828,875	$—
Service revenues	5,056,682	—	5,056,682	—
	15,750,753	—	22,885,557
Costs and expenses
Lease and other operating expense	2,864,605	—	5,320,911	—
Cost of sevice revenues	3,959,110		3,959,110	—
Marketing, general and administrative expense	3,768,613	144,214	5,500,440	299,205
Depreciation, depletion and amortization expense	2,577,874	—	4,641,163	—
Accretion of abandonment obligations	49,319	—	110,988	—

Total costs and expenses	13,219,521	144,214	19,532,612	299,205

Operating income (loss)	2,531,232	(144,214)	3,352,945	(299,205)

OTHER INCOME (EXPENSES)
Interest income, net of interest allocated to common stock subject to possible redemption of $0, $188,991, $0 and $366,111, respectively	35,796	756,437	140,183	1,465,362
Interest expense	(230,880)	(5,380)	(244,685)	(23,449)
Change in fair value of commodity derivatives	(9,756,171)	—	(11,792,094)	—
Other	107,816	—	176,927	—
Total other income (expense)	(9,843,439)	751,057	(11,719,669)	1,441,913

Income (Loss) Before Income Taxes	(7,312,207)	606,843	(8,366,724)	1,142,708
Provision (Benefit) For Income Taxes	—	28,000	(54,000)	66,000

Net Income (Loss)	$(7,312,207)	$578,843	$(8,312,724)	$1,076,708

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	22,070,762	15,121,440	22,070,762	15,121,440
Diluted	22,070,762	18,220,150	22,070,762	17,882,548

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.33)	$0.04	$(0.38)	$0.07
Diluted	$(0.33)	$0.03	$(0.38)	$0.06

See notes to condensed consolidated financial statements

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional paid-	Retained earnings	Treasury Stock		Total stockholders'
	Shares	Amount	in capital	(deficit)	Shares	Amount	equity

Balance at January 1, 2008	24,068,675	$2,407	$155,064,142	$1,562,375	(1,997,913)	$(15,661,464)	$140,967,460

Net loss for the six months ended June 30, 2008	—	—	—	(8,312,724)	—	—	(8,312,724)

Balance at June 30, 2008	24,068,675	$2,407	$155,064,142	$(6,750,349)	(1,997,913)	$(15,661,464)	$132,654,736

See notes to condensed consolidated financial statements

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Cash Flows From Operating Activities
Net income (loss)	$(8,312,724)	$1,076,708
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	4,603,546	—
Accretion of asset retirement obligation and debt discount	147,760	—
Amortization/write-off of bank loan fees	37,617	—
Stock based compensation	848,215	—
Change in fair value of derivatives	11,792,094	—
Changes in operating assets and liabilities:
Accounts receivable	(3,021,693)	—
Inventory	(453,479)	—
Prepaid expenses and other current assets	(127,334)	48,634
Accounts payable	3,021,210	(88,188)
Accrued liabilities and other	(77,956)	—
Due to related party	—	45,000
Income taxes payable - State	(153,000)	66,000
Commodity derivatives	(4,257,849)	—
Net cash provided by operating activities	4,046,407	1,148,154

Cash Flows From Investing Activities
Additions to property and equipment	(10,325,098)	—
Acquisition of other businesses - oil and gas properties	(7,739,139)	—
Acquisition of Maverick, net of cash of $ 621,518	(5,640,601)	—
Advance payment and costs, Pleasanton transaction	2,522,639	—
Deposits to cash and cash equivalents held in trust fund	—	(1,831,474)
Payment of deferred acquisition costs	—	(22,791)
Net cash used in investing activities	(21,182,199)	(1,854,265)

Cash Flows From Financing Activities

Proceeds of revolving credit facility	7,797,767	—
Accretion of discount on cash flow notes - Maverick acquisition	(42,454)	—
Payments, long-term debt and capital leases	(34,422)	—
Interest on cash held in trust allocated to common stock subject to possible redemption	—	366,111
Proceeds from notes payable-stockholder	—	340,000
Net cash provided by financing activities	7,720,891	706,111

Net Increase (Decrease)in Cash	(9,414,901)	—

Cash - Beginning of the Period	16,429,619	—
Cash - End of Period	$7,014,718	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$194,108	$16,639
Income taxes - State	$99,000	$-
Non-Cash Investing and Financing Activities:
Issuance of notes payable - Pleasanton acquisition	$550,000	$-
Acquisition of oil and gas property - Pleasanton	$550,000	$-
Issuance of Cash Flow Notes, net- Maverick transaction	$3,034,000	$-
Acquisition of Maverick	$3,034,000	$-
Deferred acquisition costs accrued and deferred	$-	$252,852

Acquisition of Maverick:
Cash	$621,518
Accounts receivable	4,296,033
Other current assets	157,303
Property and equipment	1,510,052
Goodwill	5,912,611
Intangible assets	5,522,250
Accounts payable	(634,984)
Accrued expenses	(1,765,404)
Accrued payroll	(576,165)
Term notes and revolving line of credit	(5,223,086)
Capitalized lease obligations	(524,010)
Total purchase price	9,296,118
Less: cash consideration paid to sellers	(6,000,000)
Less: transaction costs	(262,118)
Non-cash consideration issued to sellers - Cash Flow Notes, net	$3,034,000

See notes to condensed consolidated financial statements

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, Business and Operations and Basis of Presentation

Platinum Energy Resources, Inc. and subsidiaries (the “Company” or “Platinum”) was incorporated in Delaware on April 25, 2005 as a blank check company for the purpose of effecting a business combination with an unidentified operating business in the global oil and natural gas industry. In October 2007, the Company acquired substantially all of the assets and assumed all of the liabilities of Tandem Energy Corporation described in Note 4 below. Prior to the Tandem transactions, the Company had no operations other than conducting an initial public offering and seeking a business combination. Effective on April 29, 2008, the Company acquired Maverick Engineering, Inc. (“Maverick”), an engineering services enterprise which was incorporated in December 1993 in the State of Texas, described in Note 4.

Subsequent to the Maverick acquisition, the Company considers itself to be in two lines of business as follows:

(i) The oil and gas division operations have approximately 37,000 acres under lease in relatively long-lived fields with well-established production histories, 21,000 of which were acquired as part of the Tandem acquisition. The Company’s properties are concentrated primarily in the Gulf Coast region in Texas, the Permian Basin in Texas and New Mexico and the Fort Worth Basin in Texas; and

(ii) Maverick provides engineering and construction services primarily for three types of clients: (1) upstream oil and gas, domestic oil and gas producers and pipeline companies; (2) industrial, petrochemical and refining plants; and (3) infrastructure, private and public sectors, including state municipalities, cities, and port authorities. Maverick operates out of facilities headquartered in Victoria, Texas and operates primarily in Texas.

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007 and notes thereto of Platinum Energy Resources, Inc (the “Company” or “Platinum”) included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Estimates and Assumptions

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounting policy most affected by management’s estimates and assumptions is the reliance on

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies - continued

Estimates and Assumptions, continued

estimates of proved reserves to compute the provision for depreciation, depletion and amortization (“DD&A”), and the determination of any impairment of long-lived assets.

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

Proved Oil and Gas Reserves

In accordance with Rule 4-10(a) of SEC Regulation S-X, proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – continued

Proved Oil and Gas Reserves, continued

conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalation based upon future conditions.

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

(iii)	Estimates of proved reserves do not include the following:

(A)	oil that may become available from known reservoirs but is classified separately as “indicated additional reserves”;
(B)	crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors;

(C)	crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and

(D)	crude oil, natural gas, and natural gas liquids that may be recovered from oil shales, coal, gilsonite and other such sources.

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

Note 2 — Summary of Significant Accounting Policies – continued

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

Property

Property is recorded at cost. Improvements or betterments of a permanent nature are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal. Gains or losses resulting from property disposals are credited or charged to operations currently.

Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Office equipment and furniture	3 - 15 years
Vehicles	5 years
Drilling Rigs	10 years
Leasehold improvements	5 years
Machinery and equipment	5 - 7 years

Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired through acquisitions. The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Goodwill recorded by the Company has not been amortized and will be evaluated on an annual basis, or sooner if deemed necessary, in connection with other long-lived assets, for potential impairment. Management performed an impairment assessment on goodwill as of June 30, 2008, which resulted in no impairment of goodwill. An annual assessment of goodwill will be assessed in the fourth quarter of each year.

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

Reconciliations between the numerators and denominators of the basic and diluted EPS computations for each period where there was a dilutive effect are as follows:

	Three Months Ended June 30, 2007
	Net Income (Numerator)	Shares (Denominator)	Per Share Amounts
Basic EPS
Net Income	$578,843	15,121,440	$0.04
Effect of Dilutive Securities
Warrants	$—	3,098,710	$(0.01)
Net income attributable to common stock and assumed exercise of warrants	$578,843	18,220,150	$0.03

	Six Months Ended June 30, 2007
	Net Income (Numerator)	Shares (Denominator)	Per Share Amounts
Basic EPS
Net Income	$1,076,708	15,121,440	$0.07
Effect of Dilutive Securities
Warrants	$—	2,761,108	$(0.01)
Net income attributable to common stock and assumed exercise of warrants	$1,076,708	17,882,548	$0.06

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies - continued

Income (Loss) Per Share, continued

In 2007, for the periods prior to the October 26, 2007 Tandem acquisition, common shares subject to possible conversion of 2,878,560 were excluded from the calculation of basic EPS since such shares if redeemed, would only participate in their pro-rata share of the trust asset earnings. In this acquisition, 1,802,205 shares were actually converted and redeemed. Subsequent to the date of the Tandem acquisition, the remainder of 1,076,355 common shares subject to conversion but which were not redeemed, were included in the determination of weighted average number of common shares outstanding for the three months and six months ended June 30, 2008. The Company has determined that the warrants contained in the units sold in its initial public offering are dilutive for the 2007 periods, and accordingly included the effects of these warrants in diluted EPS using the treasury stock method in these periods. The Company has determined that their inclusion in 2008 would be antidilutive and thus excluded the effects of the warrants in these periods. An option to purchase 720,000 units was excluded in the computation of diluted EPS because the option exercise price exceeded the average market price for the units in all periods.

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

Revenue Recognition and Gas Balancing

The Company utilizes the sales method of accounting for oil, natural gas and natural gas liquids revenues whereby revenues, net of royalties, are recognized as the production is sold to purchasers. The amount of gas sold

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies - continued

Revenue Recognition and Gas Balancing, continued

may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant gas imbalance positions at June 30, 2008 and December 31, 2007.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, established standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. There were no differences between net income and comprehensive income.

Accounts Receivable and Allowance for Doubtful Accounts

Oil and gas operations

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

Services

Revenues are billed and accounts receivable recorded as services are performed. Most services revenues are derived from time and material projects. Management periodically reviews all accounts receivable to determine if any are considered delinquent based upon the age of the receivable and the credit worthiness of the parties involved. An allowance for doubtful accounts is recorded for the amount management estimates as uncollectible. An allowance of $63,182 was considered necessary by management at June 30, 2008 with respect to services accounts receivable. Unbilled receivables represent costs and estimated fees on work for which billings have not been presented to customers. When billed, these amounts are included in accounts receivable - trade. Unbilled accounts receivable include management’s best estimates of the amounts expected to be realized on the work that has been performed to date.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company. Areas

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies - continued

Recent Accounting Pronouncements, continued

impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009.

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies - continued

Recent Accounting Pronouncements - continued

determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact of the pending adoption of FSP No. 142-3 on its consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statement issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company is currently evaluating the impact of the pending adoption of EITF Issue No. 07-05 on its consolidated financial statements.

Note 3 — Initial Public Offering

On October 28, 2005, the Company sold to the public 14,400,000 units at an offering price of $8.00 per unit. Each unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of the completion of a business combination with a target business or one year from the effective date of the offering and expiring four years from the effective date of the offering. The warrants will be redeemable, in whole or in part, upon written consent of the representative of the underwriters, at a price of $0.01 per warrant upon thirty days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any twenty trading days within a thirty trading day period ending on the third day prior to the date on which notice of redemption is given. Separate trading of the common stock and warrants comprising the units commenced on or about December 9, 2005.

In connection with the offering, the Company issued an option (the “Units Purchase Option” or “UPO”), for $100.00, to the representative of the underwriters to purchase up to 720,000 units at an exercise price of $10.00 per unit. The units issuable upon exercise of this option are identical to those described in the preceding paragraph, except that the warrants underlying the units will be exercisable at $7.50 per share. This option is exercisable at $10.00 per unit commencing on the later of the consummation of a business combination or one year from the date of the prospectus relating to the offering (October 24, 2005) and expiring five years from such date. The option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash. The option and the 720,000 units, the 720,000 shares of common stock and the 720,000 warrants included in such units, and the 720,000 shares of common stock underlying such warrants, were deemed compensation by the National Association of Securities Dealers (“NASD”). The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the date of the offering with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company would be obligated to bear all fees and expenses attendant to registering the securities.

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Initial Public Offering - continued

Should the Company be unable to deliver shares of its common stock underlying the exercise of the warrants included in the units and shares of its common stock underlying the exercise of the underwriters’ unit purchase option as a result of the absence of an effective registration statement with respect to these securities, then these warrants and the UPO would not be exercisable and the Company will have no obligation to pay holders of the warrants and UPO any cash or otherwise “net cash settle” these warrants or the UPO. In this event, the warrants and UPO may expire worthless.

Note 4 — Business Combinations

On October 26, 2007, Platinum consummated the Tandem acquisition pursuant to the related acquisition agreement. Among other terms and conditions, the Company filed a registration statement with the Securities and Exchange Commission with respect to the approximately 7.7 million Platinum common shares issued in connection with the acquisition. This registration statement became effective on August 7, 2008. In connection with the asset acquisition agreement, the Company entered into a finder’s agreement and a consulting agreement with Mr. Lance Duncan, an individual with prior affiliations with Tandem, who had been given limited authority by Tandem management to act on its behalf.

In December 2007, Platinum, through a wholly owned subsidiary acquired a 50% working interest in the La Rosa field for approximately $5.3 million. Although the La Rosa field is a producing field of approximately 3,800 acres in Refugio County, Texas, actual production was minimal. The primary focus of the acquisition is related to its recompletion and re-entry potential. The entire purchase price was allocated to oil and gas properties. In March 2008 an additional related working interest was acquired for $461,500.

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

In April, 2008 the Company purchased a 100% working interest in producing leases (Quantum prospect) in Atascosa County, Texas for $750,000. The leases consist of 12 producing wells, 2 shut in wells, 2 injection wells and 1 salt water disposal well. The Company will operate this lease.

In May, 2008 the Company purchased a 70% working interest in an acreage position (Lieke prospect) in Atascosa County, Texas for $600,000, with the initial goal of re-entering an abandoned well bore and attempting a completion in the Edwards formation. The Company will operate this lease.

In June, 2008 the Company purchased a 25% non-operated working interest in an acreage position (Lacy prospect) in Nueces County, Texas for $400,000. The agreement contains a requirement for the drilling of the initial test well to a depth of 9,500 feet.

On April 29, 2008, the Company completed the acquisition of Maverick pursuant to an agreement and plan of merger entered into on March 18, 2008 among the Company, a wholly-owned subsidiary, Maverick, and Robert L. Kovar Services, LLC, as the stockholder representative. The aggregate consideration paid in the merger was $6 million in cash and $5 million to be paid over the next 6 years pursuant to non-interest bearing cash flow notes, subject to certain escrows, holdbacks and post-closing adjustments. The cash flow notes are payable quarterly at the rate of 50% of pre-tax net income, as it is defined in the merger agreement, generated by the Maverick business on a stand-alone basis in the preceding quarter. Payment can be accelerated by certain events, including change in control of the Company. The purchase price was subject to adjustment for any change in working capital as defined in the agreement, between October 31, 2007 and the closing date, as well as other adjustments associated with changes in indebtedness. The balance of the cash flow notes remaining unpaid upon maturity, if any, will be converted into a 12 month self-amortizing note bearing interest at the annual rate of 2% over the bank's prime rate at the time. The cash flow notes were reduced by the amount of the working capital post closing adjustment which was determined by the Company to be $645,596. This amount may be subject to modification as may be agreed between the parties. In addition, a discount to present value in the amount of $1,320,404 has been recorded in the accompanying financial statements and deducted from the cash flow notes as these notes are non-interest bearing for the initial 5 years of their term. As a result, the net book value of the notes on April 29, 2008 was $3,034,000.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Business Combinations - continued

In addition, the sellers agreed to satisfy and assume Maverick's bank indebtedness in the aggregate amount of $4,889,538 consisting of a $2,960,155 revolving line of credit maturing April 2008, a $1,584,375 term note due April 2011, and $345,008 oil and gas note due May 2009, using a portion of the cash received by them at closing. Following the closing, the Company was indebted to the sellers for these amounts under the identical terms of the bank loan agreements. On April 30, 2008, Maverick entered into extension and modification agreements with the sellers pursuant to which sellers agreed to defer principal payments of the $1.6 million term loan for six months and extend the maturity date to April 2013. The sellers also agreed to extend the maturity dates of the revolving line of credit and oil and gas note to 2010 and 2013, respectively. In addition, as of June 30, 2008, Maverick was not in compliance with the debt service coverage ratio contained in the loan agreements. Subsequent to June 30, 2008, the sellers waived the Company's obligation to maintain this ratio through September 30, 2009.

Maverick is a provider of project management, engineering, procurement, and construction management services to both the public and private sectors, including the oil and gas business in which the Company is engaged. Maverick is based in south Texas with offices in Corpus Christi, Victoria, Harlingen and Houston. It is anticipated that Maverick will provide complimentary services to the Company which would otherwise be procured from third parties, as well as strengthen the overall management of the Company.

The aggregate purchase price for Maverick reflected in the financials, including legal and other items, was $9,296,118. The results of operations of Maverick are included for the period from April 29, 2008 (the date of acquisition) to June 30, 2008.

The following table details the allocation of the purchase price of the Maverick acquisition.

Consideration:
Cash, including costs	$6,262,118
Cash Flow Notes – net of discount	3,034,000
$9,296,118

Recognized amount of assets acquired and liabilities assumed:
Assets Acquired:
Cash	$621,518
Accounts receivable	4,296,033
Other current assets	157,303
Property and equipment	1,510,052
Goodwill	5,912,611
Intangible assets	5,522,250
18,019,767
Liabilities Assumed:
Accounts payable	(634,984)
Accrued expenses	(1,765,404)
Accrued payroll	(576,165)
Term notes and revolving line of credit	(5,223,086)
Capitalized lease obligations	(524,010)
(8,723,649)
Total net assets acquired	$9,296,118

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Pro-Forma Financial Information

The following unaudited pro forma consolidated results of operations assume that the Maverick acquisition was completed as of January 1, 2008 for each of the periods shown below:

	Pro Forma Consolidated Results of Operations
	Revenue	(Loss) Before Income Taxes	Net (Loss)	(Loss) Per Share
Six Months Ended June 30,
Pro forma 2008	$33,819,000	$(9,029,000)	$(8,839,000)	$(0.40)

Three Months Ended June 30,
Pro forma 2008	$18,463,000	$(7,579000)	$(7,528,000)	$(0.34)

The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the Maverick acquisition had been completed as of the beginning of 2008, nor are they necessarily indicative of future consolidated results. The impact on pro forma results of other transactions entered into by the Company other than Maverick was immaterial.

The assets and liabilities related to the foregoing acquisitions were recorded in the Company’s consolidated balance sheet at their estimated fair values at the date of acquisition in accordance with the provisions of SFAS No. 141, “Business Combinations” and may be adjusted based upon third party fair value studies within one year of the date of acquisition.

Note 5 - Commitments

a. The Company has engaged Casimir Capital LP (“CCLP”), the representative of the underwriters, on a non-exclusive basis, as its agent for the solicitation of the exercise of the warrants included in the units sold to the public. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the SEC, the Company has agreed to pay CCLP for bona fide services rendered, a commission equal to 5% of the exercise price for each warrant exercised more than one year after the date of an effective prospectus if the exercise was solicited by the underwriters. In addition to soliciting, either orally or in writing, the exercise of the warrants, the representative’s services may also include disseminating information, either orally or in writing, to warrant holders about the Company or the market for its securities, and assisting in the processing of the exercise of the warrants. No compensation will be paid to the representative upon the exercise of the warrants if:

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Commitments – continued

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

b. On March 20, 2006, the Board of Directors of the Company approved its 2006 Long-Term Incentive Plan. Pursuant to the plan, the Company may grant incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses, or collectively, awards, to officers and key employees. In addition, the plan authorizes the grant of non-qualified stock options and restricted stock awards to directors and to any independent contractors and consultants. Generally, all classes of employees are eligible to participate in the plan.

The Company has reserved a maximum of 4 million shares of its authorized common stock for issuance upon the exercise of awards to be granted pursuant to the plan.

Other than stock options and restricted stock issued and issuable in connection with the Maverick acquisition described in Note 4 and the related employment agreement in Note 5e, the employment agreement entered into with the new chief financial officer on August 11, 2008 as described in Note 12 and an aggregate of 10,000 options issued to directors on July 16, 2008, no options, restricted stock or other awards under the plan have been made or committed to be made as of the date hereof.

c. Stock Repurchase Program

In November 2006, the Company’s board approved a share repurchase program to repurchase shares of Company common stock in open market transactions in an amount up to $80 million, following the consummation of a the Tandem acquisition. On November 1, 2007, the board of directors instituted the initial open market stage of this share repurchase program and established a plan in conformity with the provisions of Rule 10b5-1 to purchase up to 2,000,000 shares of Platinum common stock in open market transactions during the month of November 2007, subject to the broker, volume, price and timing restrictions of Rule 10b-18 under the Securities Exchange Act of 1934. Pursuant to the plan, in November 2007 the Company purchased 1,997,913 of its common shares for an aggregate of $15,661,464 under the repurchase program. On October 26, 2007, the Company redeemed 1,802,205 shares of its common stock for a total purchase price of $14,057,199. The initial stage of the repurchase plan expired November 30, 2007. The Company may resume repurchases in the future, pursuant to the share repurchase program, for up to the remaining amount of $50.3 million.

d. Consulting Agreement

Effective with the Tandem acquisition on October 26, 2007, the Company entered into a consulting agreement with Mr. Lance Duncan, for consulting services, including investigation and evaluation of possible future acquisitions for the Company. Under the terms of the consulting agreement, the Company valued such services at $5 million and agreed to issue to Mr. Duncan a total of 714,286 shares (based upon a $7 per share valuation at that date) of the Company’s restricted common stock as consideration over the period of service. These shares are fixed in number (except for stock splits or other recapitalizations). These shares are to be issued in semi-annual installments over the eighteen month term of the agreement beginning with the closing of the Tandem acquisition.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Commitments - continued

d. Consulting Agreement, continued

On October 26, 2007, the first installment of 178,572 of irrevocable shares was issued to Mr. Duncan. The Company was required to issue the second installment of 178,572 shares of its common stock on April 26, 2008, which shares have not yet been issued. Stock compensation expense in the amount of $848,215, based upon a closing price of $4.75 per share of the Company’s common stock on April 26, 2008 as quoted on the Electronic Bulletin Board, is included in marketing, general and administrative expense for the six months ended June 30, 2008 and in other accrued liabilities on the balance sheet as of June 30, 2008.

e. Employment Agreement

In connection with completion by the Company of its acquisition of Maverick on April 29, 2008, as discussed in Note 4, the Company entered into an employment agreement with Robert Kovar pursuant to which Mr. Kovar was appointed as Chief Operating Officer of the Company and President of Maverick, a wholly-owned subsidiary. Mr. Kovar was Maverick’s founder and its president and chief executive officer prior to the acquisition.

The employment agreement provides for an initial term of five years. Pursuant to the terms of the employment agreement, Mr. Kovar will be paid a $200,000 base annual salary and will be eligible for annual performance bonuses in such amount and at such times as determined by the Board or the compensation committee, in their sole discretion. In addition, pursuant to the employment agreement, Mr. Kovar was granted 50,000 options to purchase shares of Platinum’s common stock with an exercise price of $5.15 per share, the closing price on the date of grant, and will be granted an additional 50,000 stock options on each of the four succeeding anniversaries of the effective date of the employment agreement at the closing price on each anniversary date. The stock compensation expense of these options, using the Black-Scholes option pricing model to determine their fair market value, was not material for the period from April 29, 2008 to June 30, 2008. All options will be issued pursuant to the Company’s 2006 Long Term Incentive Plan and will be subject to a 5 year vesting schedule, with one-fifth of such options vesting on each anniversary of the date of grant, beginning April 29, 2009. Upon a change in control of the Company, the employment agreement provides that all options granted to Mr. Kovar will immediately vest.

 Pursuant to the employment agreement, if Mr. Kovar’s employment is terminated by the Company without cause or Mr. Kovar terminates his employment for good reason, he will receive an 18 month severance package and his cash flow note (as defined in Note 4) will become immediately due and payable. If, however, Mr. Kovar’s employment is terminated for cause or Mr. Kovar terminates his employment without good reason, he will receive no severance package and his cash flow note will be cancelled.

Mr. Kovar has also agreed that during the term of his employment with the Company and for an 18 month period thereafter, he will not compete with nor solicit employees of the Company. If Mr. Kovar breaches any of these obligations, he would forfeit his right to any severance payments and benefits to which he otherwise would be entitled.

f. Operating leases

The Company leases its general office space and equipment under non-cancellable operating leases that expire through August 2012. The obligations presented below include the operating leases associated with the Maverick acquisition:

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Commitments - continued

For the Year Ending June 30:
2009	$1,261,064
2010	1,276,994
2011	1,243,025
2012	884,657
$4,665,740

Rent expense amounted to approximately $221,000 for the period ending June 30, 2008.

g. Capitalized leases

Maverick leases office equipment and vehicles under capital lease agreements. Depreciation expense for capital leases is included with depreciation on property.

The cost and accumulated depreciation of capital leases, included in property and equipment at June 30, 2008, is as follows:

For the Year Ending June 30, 2008:
Office equipment and furniture	$885,010
Vehicles	371,598
1,256,608
Less: Accumulated depreciation	672,189
$584,419

The following is a schedule of future minimum lease payments under capitalized leases together with the present value of the net minimum lease payments at June 30, 2008:

For the Year Ending June 30:
2009	$318,255
2010	201,761
2011	130,945
2012	74,003
2013	24,859
Total minimum lease payments	749,823
Less: Amount representing interest	197,726
Current value of minimum lease payments	552,097
Less: Current maturities	253,252
$298,845

The effective interest rate on capitalized leases ranges from 5% - 27%.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Long-Term Debt

  On March 14, 2008, two operating subsidiaries of the Company entered into a new credit facility with a bank, establishing a revolving line of credit with an initial borrowing base of $35 million. The revolving line of credit is secured by the co-borrowers’ oil and gas properties and will be used to facilitate the execution of the two entities’ drilling and acquisition programs. The line bears interest at the bank’s base rate or LIBOR, plus a margin which varies with the ratio of the co-borrowers’ outstanding borrowings against the defined borrowing base, ranging from 1.5% to 2.25%. The co-borrowers’ can choose periodically to change the interest rate base which applies to outstanding borrowings. Under the terms of revolving line of credit agreement, the co-borrowers must maintain certain financial ratios, must repay any amounts due in excess of the borrowing base, and may not declare any dividends or enter into any transactions resulting in a change in control, without the bank’s consent. The Company, as the parent company, is not a co-borrower or guarantor of the line, and transfers from the co-borrowers to the parent company are limited to (i) $1 million per fiscal year to the parent for management fees, and (ii) the repayment of up to $2 million per fiscal year in subordinate indebtedness owed to the parent. As of June 30, 2008 there was approximately $7.5 million outstanding under the revolving line of credit, bearing interest at the bank’s base rate, which was 5.00%. The entire $7.5 million outstanding balance is classified as long term debt in the accompanying financial statements. The facility expires in March, 2012. In conjunction with the execution of the new line of credit and as required under the terms of the new credit facility, the Company novated its existing hedge positions from its existing counterparty over to the bank under terms satisfactory to the Company. In connection with establishing the line of credit, the bank received a commitment fee of $87,500 and a fee of $60,229 for its expenses in connection with the aforementioned novation. In addition, the co-borrowers are obligated to the bank for a monthly fee of any unused portion of the line of credit at the rate of 0.25% per annum.

In conjunction with and simultaneous to the establishment of the new bank credit facility, the previously existing $5 million line of credit with another bank was terminated. No outstanding borrowings existed at the time of the termination of this previous arrangement.

In connection with the Pleasanton acquisition as more fully described in Note 4, the Company entered into a settlement agreement for $1,000,000 in order to secure clear title to the properties acquired, of which it paid $450,000 cash and issued its note for the balance in the amount of $550,000. The Company was given a credit against the purchase price in the amount of the cash payment pursuant to the indemnification provisions of the acquisition agreement. The note bears interest at 12% per annum, and is subject to monthly payments beginning June 1, 2008 of an amount equal to ½ of the net proceeds from production attributable to the Company’s interest in the purchased leasehold or $30,000, whichever is greater, until the note is paid in full. The long term portion of the note at June 30, 2008 was $147,546.

The following table sets forth the Company’s long-term debt position as of June 30, 2008:

Oil and gas revolving line of credit		$7,508,767
Notes payable, Pleasanton agreement		507,546
Revolving line of credit to former shareholders - Maverick	(a)	3,249,155
Term note to former shareholders - Maverick	(b)	329,277
Second term note to former shareholders - Maverick	(c)	1,543,750
Notes payable to third party – Maverick	(d)	305,000
		$13,443,595
Less: Current maturities		623,709
Long-term debt		$12,819,786

(a) $3,250,000 revolving line of credit, payable to the Maverick former shareholders in monthly interest payments at prime plus .25%, principal and unpaid interest due at maturity in September 2010.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Long-Term Debt, continued

(b) Term note, payable to the Maverick former shareholders in monthly principal and interest payments of $10,280 with interest at prime plus .75%, unpaid principal and interest due at maturity in April 2011.

(c) Second term note, payable to the Maverick former shareholders in monthly interest payments at prime plus .50% beginning in April 2008 and beginning in October 2008, principal payments of $23,390 plus interest until maturity in April 2013.

(d) Note payable to a third party in monthly installments, with interest paid at 12%, principal due at maturity in September 2009, collateralized by the guaranty of the Maverick former majority stockholder and substantially all assets. These notes are collateralized by accounts receivable, a $4,000,000 life insurance policy on the former majority stockholder, and general and limited oil and gas partnership interests owned by the Maverick former majority stockholder.

Annual maturities of indebtedness included in this Footnote 6 at June 30, 2008 are as follows:

For the Year Ending June 30,
2009	$623,709
2010	890,172
2011	3,648,967
2012	7,789,447
2013	491,200
$13,443,495

 Note 7 - Marketing Arrangements and Segment Information

With the consummation of the Maverick acquisition , in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company considers itself to be in two lines of business - (i) as an independent oil and gas exploration and production company and (ii) as an engineering services company.

(i) The Company sells substantially all of its crude oil production under short-term contracts based on prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate contracts, adjusted by agreed-upon increases or decreases which vary by grade of crude oil. The majority of the Company’s natural gas production is sold under short-term contracts based on pricing formulas which are generally market responsive. From time to time, the Company may also sell a portion of the gas production under short-term contracts at fixed prices. The Company believes that the loss of any of its oil and gas purchasers would not have a material adverse effect on its results of operations due to the availability of other purchasers.

(ii) Maverick provides engineering and construction services primarily for three types of clients: (1) upstream oil & gas, domestic oil and gas producers and pipeline companies; (2) industrial, petrochemical and refining plants; and (3) infrastructure, private and public sectors, including state municipalities, cities, and port authorities. Maverick operates out of facilities headquartered in Victoria, Texas and operates primarily in Texas. The types of services provided include project management, engineering, procurement, and construction management services to both the public and private sectors, including the oil and gas business in which the Company is engaged. Maverick is based in south Texas with offices in Corpus Christi, Victoria, Harlingen and Houston.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Marketing Arrangements and Segment Information - continued

The following table presents selected financial information for the Company’s operating segments.
.
	Exploration		Parent	Intercompany	Consolidated
	and Production	Engineering	and Other	Eliminations	Total
For the Three Months Ended
June 30, 2008:
Revenues	$10,694,071	$5,344,546	$-	$(287,864)	$15,750,753
Intersegment revenues	-	(287,864)	-	287,864	-
Total revenues	$10,694,071	$5,056,682	$-	$-	$15,750,753
Income (loss) before income taxes	$(3,855,448)	$(241,500)	$(2,966,275)	$(248,984)	$(7,312,207)

For the Six Months Ended
June 30, 2008:
Revenues	$17,828,875	$5,344,546	$-	$(287,864)	$22,885,557
Intersegment revenues	-	(287,864)	-	287,864	-
Total revenues	$17,828,875	$5,056,682	$-	$-	$22,885,557
Income (loss) before income taxes	$(4,178,199)	$(241,500)	$(3,582,421)	$(364,604)	$(8,366,724)

As of June 30, 2008:
Total assets	$198,014,223	$18,371,322	$144,831,055	$(139,557,661)	$221,658,939

As of December 31, 2007:
Total assets	$180,686,645	$-	$144,674,091	$(126,971,543)	$198,389,193

The Company reported no oil and gas or service operations in 2007 interim periods.

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

Presented below is a summary of the Company’s crude oil and natural gas derivative financial contracts at June 30, 2008 and December 31, 2007, with crude oil prices expressed in dollars per barrel of crude oil and notional crude oil volumes in barrels of crude oil per year; and natural gas prices expressed in dollars per million British thermal units ($/MMBtu) and notional natural gas volumes in million British thermal units per year (MMBtuy). As indicated, The Company does not have any financial derivative contracts that extend beyond December 2011.

The total fair value of the crude oil and natural gas financial derivative contracts at June 30, 2008, was a liability of approximately $10.6 million as follows:

Period Ended June 30,	Instrument Type	Total Volumes (MMBTU/BBL)	Weighted Average (Floor/Ceiling)	Fair Value Asset/ (Liability) (stated in thousands)
2009	Gas Collar	25,846	5.00/11.02	(255)
	Gas Call Option Sold	25,846	9.10	(698)
	Gas Call Option Purchased	25,846	12.00	255
	Gas Put Option Sold	25,846	5.00	0
	Gas Put Option Purchased	25,846	6.00	0
	Oil Collar	99,000	40.00/72.10	(3,073)
	Oil Call Option Sold	50,000	67.00	(3,662)
	Oil Call Option Purchased	50,000	72.10	3,414
	Oil Swaps	60,000	71.00	(4,080)

2010	Oil Swaps	60,000	71.00	(3,915)
	Oil Put Option Purchased	120,000	75.00	283
	Oil Put Option Purchased	170,000	80.00/85.00	669

2011	Oil Put Option Purchased	120,000	80.00	485
	Total fair value liability			$(10,577)

The fair value of the Company’s financial derivative contracts at June 30, 2008 are shown in the accompanying financial statements as follows (in thousands):

Fair value of commodity derivative:
Current portion	$(8,098)
Long-term portion	(2,479)
Total fair value liability	$(10,577)

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Price, Interest Rate and Credit Risk Management Activities - continued

The following table summarizes the estimated fair value of financial instruments and related transactions at June 30, 2008 and December 31, 2007 (in millions): (The carrying amount and the fair value (1) are the same for each period reported.)

	June 30, 2008	December 31, 2007
NYMEX-Related Commodity Derivative
Market Positions (1)	$10.6	$3.0

(1)
Estimated fair values have been determined by using available market data and valuation methodologies. Judgment is required in interpreting market data and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts.

Note 9 - Oil and Gas Properties

The following table sets forth the Company’s costs incurred in oil and gas property acquisition, exploration and development activities for the period from January 1, 2008 through June 30, 2008:

Balance at January 1, 2008:	$170,571,663
Acquisition of properties
Proved	7,289,139
Unproved	1,000,000

Exploration Costs	986,586

Development Costs	9,095,778

Balance at June 30, 2008:	$188,943,166

The following table sets forth the Company’s capitalized costs relating to oil and gas producing activities at June 30, 2008:

Proved oil and gas properties	$187,943,166
Unproved oil and gas properties	1,000,000
188,943,166

Accumulated depletion	(5,396,000)

Net capitalized costs at June 30, 2008	$183,547,166

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the Company’s capitalized costs relating to oil and gas producing activities at June 30, 2008:

Proved oil and gas properties	$188,943,166
Unproved oil and gas properties	-
188,943,166

Accumulated depletion	(5,396,000)

Net capitalized costs	$183,547,166

Note 10 — Litigation

On January 16, 2008, Exxon Mobil Corporation filed a petition in the 270th District Court of Harris County, Texas, naming Tandem and a third party, Merenco Realty, Inc., demanding environmental remediation of certain properties in Tomball, Texas. In 1996, pursuant to an assignment agreement, Exxon Mobil sold certain oil and gas leasehold interests and real estate interests in Tomball, Texas to the Company’s predecessor in interest, Merit Energy Corporation. In 1999, the Company assigned its 50% undivided interest in one of the tracts in the acquired property to Merenco, an affiliate of the Company, owned 50% by the chairman of the board of the Company, Tim Culp. In October 2007, the Texas Railroad Commission notified Exxon Mobil of an environmental site assessment alleging soil and groundwater contamination for a site in the area of Tomball, Texas. Exxon Mobil believes that the site is one which was sold to the Company and claims that the Company is obligated to remediate the site under the assignment agreement. Exxon Mobil has requested that the court declare the defendants obligated to restore and remediate the properties and has requested any actual damages arising from breach and attorneys’ fees. The Company believes that Exxon Mobil’s claim that the Company is responsible for any remediation of such site is without merit and the Company intends to vigorously defend itself against this claim. However, no assurance can be given that the Company will prevail in this matter. The Company acquired substantially all the assets and liabilities of Tandem in the Tandem acquisition. Merenco was not acquired by the Company in the Tandem acquisition and the Company’s chairman, Tim Culp, continues to have a 50% ownership interest in Merenco.

Note 11 - Benefit Plan

Prior to its acquisition by the Company, Maverick adopted a defined contribution plan under Section 401(k) of the Internal Revenue Code for the benefit of all employees who have met certain length-of-service requirements. Under this plan, Maverick employees may elect to make contributions pursuant to a salary reduction agreement. Each year, Maverick may make a matching contribution to the plan on behalf of the participating employees. Employer contributions to the plan are discretionary. For the period from April 29, 2008 to June 30, 2008, employer contributions charged to operations totaled approximately $113,000.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Subsequent Events

Employment Agreement

On August 11, 2008, the Company entered into an employment agreement with Lisa Meier pursuant to which Ms. Meier was appointed as chief financial officer and treasurer of the Company. Ms. Meier is a certified public accountant Ms. Meier earned a Bachelor of Business Administration (BBA) from the University of Texas at Austin and a Master of Professional Accountancy (MPA) from the University of Texas at Austin in 1996. The employment agreement provides for an initial five year term. Pursuant to the terms of the employment agreement, Ms. Meier will be paid a $250,000 base annual salary, increasing by 5% annually. Ms. Meier will be eligible for an annual bonus as determined by the Board or a compensation committee of the Board which, in the event the Company has positive cash flow, will be at least $50,000. In addition, Ms. Meier will be eligible for a performance bonus based on certain predetermined budgeted goals. The target bonus for this purpose will be 50% of base salary.

In addition, pursuant to the employment agreement, Ms. Meier was granted 50,000 incentive stock options to purchase shares of the Company’s common stock with an exercise price equal to the closing price on August 11, 2008, the date of grant, and will be granted an additional 50,000 stock options each year thereafter during the term of her employment. All options will be issued pursuant to the Company’s 2006 Long Term Incentive Plan and will be subject to a four year vesting schedule, with one-quarter of such options vesting on each anniversary of the date of grant, beginning August 11, 2009. Upon a change in control of the Company, the employment agreement provides that all options granted to Ms. Meier will immediately vest.

Pursuant to the employment agreement, if Ms. Meier’s employment is terminated by the Company without cause or Ms. Meier terminates her employment for good reason, she will receive an 18 month severance package. If, however, Ms. Meier’s employment is terminated by the Company for cause or Ms. Meier terminates her employment without good reason, she will receive no severance package.

Ms. Meier has also agreed that during the term of her employment with the Company and for an 18 month period thereafter, she will not compete with the Company nor solicit employees of the Company. If Ms. Meier breaches any of these obligations, she would forfeit her right to any severance payments and benefits to which she otherwise would be entitled.

Platenergy Services and Infrastructure

Platenergy Services and Infrastructure (“PSI”) is a proposed new business that Ms. Meier will help develop in the oilfield services industry.  Pursuant to the employment agreement, Ms. Meier will also be appointed President of PSI. PSI’s business plan is to develop products, services and solutions to optimize customer performance in a safe and environmentally sound manner. PSI has entered into a restricted stock agreement with Ms Meier pursuant to which Ms. Meier will be issued 50 restricted shares of PSI’s common stock, representing 5% of the outstanding shares of PSI common stock. Under the agreement, the shares will be subject to a four year vesting schedule, with one-quarter of such shares to be released on each anniversary of the date of issue.   All shares will be released from restriction upon a sale of the PSI business.

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

On October 26, 2007, we acquired substantially all of the assets and assumed substantially all of the liabilities of Tandem. Prior to that time, we were a blank check company with no operations and no net revenues. On April 29, 2008 we acquired the 100% of the stock of Maverick Engineering, Inc. (Maverick), a full-service engineering service company.

Set forth below are:

  (A)   Results of operations for Platinum for the three months and six months ended June 30, 2008 as compared to the three months and six months ended June 30, 2007. Included within the results of operations for the comparative periods are the results of operations of the oil and gas properties we purchased, as well as the operations of Maverick, from their respective dates of acquisition

(B) A comparison of certain summarized historical information of our oil and gas subsidiaries for the quarter ended June 30, 2008 with the quarter ended March 31, 2008, in order to provide the reader with certain meaningful analytical data.

(C) A discussion of the engineering services company (Maverick) for the period from the date of acquisition (April 29, 2008) through June 30, 2008.

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Overview

With the consummation of the Maverick acquisition, we consider ourselves to be in two lines of business - (i) as an independent oil and gas exploration and production company and (ii) as an engineering services company.

i)
In our oil and gas operations, we conduct oil and natural gas exploration, development, acquisition, and production. Our basic business model is to find and develop oil and gas reserves through development activities, and sell the production from those reserves at a profit. To be successful, we must, over time, be able to find oil and gas reserves and then sell the resulting production at a price that is sufficient to cover our finding costs, operating expenses, administrative costs and interest expense, plus offer an acceptable rate of return on our capital investment. We sell substantially all of our crude oil production under short-term contracts based on prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate contracts, less agreed-upon deductions which vary by grade of crude oil. The majority of our natural gas production is sold under short-term contracts based on pricing formulas which are generally market responsive. From time to time, we may also sell a portion of the gas production under short-term contracts at fixed prices.

(ii)
Through our wholly-owned Maverick operation, we provide engineering and construction services primarily for three types of clients: (1) upstream oil and gas, domestic oil and gas producers and pipeline companies; (2) industrial, petrochemical and refining plants; and (3) infrastructure, private and public sectors, including state municipalities, cities, and port authorities. Maverick operates out of facilities headquartered in Victoria, Texas and operates primarily in Texas. The types of services provided include project management, engineering, procurement, and construction management services to both the public and private sectors, including the oil and gas business in which we are engaged as described above. Maverick is based in south Texas with offices in Corpus Christi, Victoria, Harlingen and Houston.

From time to time, we may make strategic acquisitions in our oil and natural gas business if we believe the acquired assets offer us the potential for reserve growth through additional developmental drilling activities. However, the successful acquisition of oil and natural gas properties requires assessment of many factors, which are inherently inexact and may be inaccurate, including future oil and natural gas prices, the amount of recoverable reserves, future operating costs, future development costs, failure of titles to properties, costs and timing of plugging and abandoning wells and potential environmental and other liabilities.

We believe that the economic climate in the domestic oil and gas industry continues to be suitable for our business model. Oil prices are currently at or near-record levels, and gas prices are well above historic averages. Although oil and gas prices are typically volatile and are subject to market fluctuations, we believe that supply and demand fundamentals in the energy marketplace continue to provide us with the economic incentives necessary for us to assume the risks we face in our search for oil and gas reserves. While profit margins remain currently favorable, we cannot guarantee that rising finding costs, production costs, and depletion expense will not affect our future success. Specifically, our revenue, cash flow from operations and future growth depend substantially on many factors, including those beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. Because of these factors, we continuously seeks ways to reduce exposure to the volatility in oil and natural gas prices. Our strategy is to hedge a portion of our expected future oil and natural gas production, using a mixture of calls, puts, forward contracts and other derivative instruments, to reduce our exposure to fluctuations in commodity price.

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

(A) - Results of Operations - Platinum

For the three and six month periods ended June 30, 2008 as compared to the three month and six month periods ended June 30, 2007

We were a blank check company for the periods ended in 2007 and consequently had no operations and no net operating results. For the three months and six months ended June 30, 2008 , our results of operations included those of the oil and gas entities acquired on and subsequent to October 26, 2007 for the 2008 periods and those of our engineering services business, Maverick, from its dates of acquisition on April 29, 2008 through June 30, 2008. See “Business - Growth Strategy” beginning on page 5 and Note 4 to the consolidated financial statements beginning on page F1-14 in our Form 10K/A for the year ended December 31, 2007 filed on April 15, 2008 and Note 4 included elsewhere herein.. For a comparison of results of operations relating to our oil and natural gas assets, see “Results of Operations - Oil and Gas” below.

With respect to our results of operations excluding our oil and natural gas assets and the engineering services business (Maverick), we had no net operating revenues during the 2008 or 2007 periods. Our general and administrative expenses other than those attributable to our oil and natural gas assets and our engineering services business for the three and six month periods ended June 30, 2008 was $1,543,000 and $2,233,000 (of the $3.8 million and $5.5 million of general and administrative expenses included in our condensed consolidated results for the corresponding periods) as compared to approximately $144,000 and $299,000 in the three months and six month periods ended June 30, 2007. The increase of $ 1,399,000 and $1,934,000 in such expenses for the three and six months ended June 30, 2008, respectively as compared to the three and six months ended June 30, 2007 is attributable to (i) $848,000 in stock compensation expense incurred in the 2008 periods related to a consulting arrangement and an employment agreement (See Note 5 to the condensed consolidated financial statements) as compared to $0 in the 2007 periods and (ii) to our status as a parent company of operating businesses in 2008, comprised principally of officer salaries’ ($232,000 as compared to $0 for six months ended June 30, 2008 as compared to 2007), legal and accounting relating to normal corporate and regulatory compliance matters ($919,000 as compared to $168,000 for six months ended June 30, 2008 as compared to 2007), investor relations and other administrative costs. Results of operations for the three months ended June 30, 2007 included net interest income of $1,465,000 (substantially all of which was earned on funds held trust for the benefit of public shareholders prior to the closing of the Tandem acquisition) as compared to net interest income earned of $117,000 for six months ended June 30, 2008 on substantially lower cash balances.

We also incurred unrealized losses of $1,573,000 for the six months ended June 30, 2008 as compared to $0 in 2007 on the decrease in the value of certain put options on crude oil we purchased in December 2007 and January 2008 for an aggregate of $3,035,000. In the period from June 30, 2008 through August 11, 2008, as a result of a decrease in the price of crude oil, these put options experienced an unrealized increase in value of $1,050,000.

(B) - Results of Operations - Oil and Gas

The following summary of oil and gas revenues and lease and other operating expenses for the periods indicated is provided for comparative purposes. These comparative results are for the three months ended June 30, 2008 as compared to the three months ended March 31, 2008. As indicated in the preceding paragraph, since our results for the three months ended June 30, 2007 are not in any way comparable to the three months ended June 30, 2008, we believe that the comparison of our current operating data to the immediately preceding period would provide more relevant information to assist in evaluating our Company.

Comparison of the Three Months Ended June 30, 2008 to the Three Months Ended March 31, 2008

Any reference in this comparison to the second quarter relates to the three months ended June 30, 2008, and any reference to the first quarter relates to the three months ended March 31, 2008, unless otherwise indicated.

Our revenues from oil and natural gas sales for the three months ended June 30, 2008 were $10.7 million. Oil and gas sales for the three months ended March 31, 2008 were $7.1 million. The 50% increase in oil and gas revenues was due to an increase in commodity prices as well as to an increase in production on a Boe basis during the second quarter. The average oil price for the second quarter was $122.22 compared to $96.83 for the first quarter. The average gas price for the second quarter was $11.11 per Mcf compared to $8.19 for the first quarter. Production on a Boe basis increased 14% from 88,239 Boe’s during the first quarter to 100,831 Boe’s during the second quarter.

Oil and gas production costs in the form of lease operating expense on a Boe basis increased 4.2% from $27.53 per Boe during the first quarter to $28.68 per Boe during the second quarter. The slight increase was due partially to an increased emphasis on environmental clean-up efforts across our oil and gas assets on a field by field basis. The increase was partially offset by higher production due to increased drilling and workover activities. Other factors outside management control, such as third party service availability and the availability of adequate technical and field staff, could have an adverse effect on lease operating costs in the future

Depletion expense for oil and gas properties increased approximately $250,000, or 14%, during the second quarter compared to the first quarter. The increase was attributable primarily to property additions during the second quarter and a significant increase in the future development costs related to our proved undeveloped locations.

General and administrative costs for the oil and gas entities decreased approximately $50,000, or 5%, during the second quarter compared to the first quarter. The decrease was related to a general decline in engineering and professional fees (excluding fees incurred with our engineering services group).

We also incurred unrealized losses of approximately $8.2 million for the second quarter 2008 as compared to approximately a $2.0 million during the first quarter 2008 on the decrease in the value of certain hedge contracts on crude oil and natural gas. In the period from June 30, 2008 through August 11, 2008, as a result of a decrease in the price of crude oil, these hedge contracts experienced an unrealized increase in value of approximately $4.5 million.

(C) – Results of Operations – Engineering Services (Maverick)

Revenues for the period since the acquisition (April 29, 2008 – June 30, 2008) were $5.1 million. Gross margin performance for the same period was 21.7%. Performance for the second quarter was hampered by an unusual convergence of contemporaneous weakness in all of our business segments for unrelated reasons. The oil and gas business was impacted by project deferrals and slowdowns in work from some our traditional clients. The industrial division was adversely impacted by capital budget cuts in the refining market plus the decision by Valero to seek strategic alternatives for its Aruba refinery, with a resulting deferral of some project work there. The infrastructure business was adversely impacted by a four-month delay in commencement of a major road project, and elimination of all of our TxDOT survey business due to state government fiscal concerns. These operations reported a pretax loss of $241,500 in the period April 29, 2008 to June 30, 2008, including amortization expense of $142,000 associated with the intangible assets acquired.

Liquidity and Capital Resources

In connection with our initial public offering consummated on October 28, 2005, we sold (i) 14,400,000 units to the public, with each unit consisting of one share of our common stock, $0.0001 per share, and one warrant expiring October 28, 2009 to purchase one share of common stock at an exercise price of $6.00 per share and (ii) to the representatives of the underwriters a five year option to purchase up to a total of 720,000 units in the aggregate at a per unit price of $10.00. The units issuable upon exercise of this option are identical to those offered in the public offering except that the warrants included in the option have an exercise price of $7.50. The underwriters’ unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash. If circumstances warrant and in the event that any holders of the unit purchase option choose to exercise all or a portion of the unit purchase option on a cashless basis, we will receive no cash proceeds but would be required to issue additional units. In addition we can give no assurance that any of the warrants included in the units sold to the public will be exercised and result in any proceeds to us.

The following additional events occurred or had an impact during the six months ended June 30, 2008 or may have an impact on our liquidity in future periods:

a.   In November 2006, the Company’s board approved a share repurchase program to repurchase shares of Company common stock in an amount up to $80 million (including shares that may be redeemed in connection with stockholders conversion rights upon consummation of the Tandem acquisition). On October 26, 2007, we redeemed 1,802,205 shares of our common stock for a total cash purchase price of $14,057,199 pursuant to such conversion rights.

b. On November 1, 2007, the Company announced the initial stage of the share repurchase program and adopted a share repurchase plan for the month of November 2007. In the period from November 1 through November 30, 2007, we purchased 1,997,913 shares for an aggregate of $15,661,464. We financed these purchases with available cash. The initial share repurchase plan expired November 30, 2007, but the Company may resume repurchases in the future, pursuant to our current share repurchase program, under which approximately $50 million may be used to acquire additional shares.

c. As part of our overall business strategy (See Note 4, Business Combinations to the condensed consolidated financial statements), we continued our program of strategic acquisitions and investment opportunities that complement our existing business. We made various acquisitions of oil and gas properties and businesses in the six month period ended June 30, 2008, summarized as follows:

•
In December 2007, Platinum, through a wholly owned subsidiary acquired a 50% working interest in the La Rosa field for approximately $5.3 million. Although the La Rosa field is a producing field of approximately 3,800 acres in Refugio County, Texas, actual production was minimal. The primary focus of the acquisition is related to its recompletion and re-entry potential. The entire purchase price was allocated to oil and gas properties. In March 2008 an additional related working interest to our December 2007 La Rosa field acquisition was acquired for $461,500;

•
In January 2008, the Company acquired a 70% working interest in the Pleasanton field for approximately $6.1 million. $2.5 million of the purchase price was paid in December 2007 and recorded as a deposit on the December 31, 2007 balance sheet. The remainder of the purchase price was paid in January 2008, including direct transaction costs. See Note 6 for a further description of consideration paid. The Pleasanton Field is a non-producing field of approximately 4,200 acres in Atascosa County, Texas. The field contains previously drilled and abandoned wells. In connection with the Pleasanton acquisition, in April 2008 we entered into a settlement agreement for $1,000,000 in order to secure clear title to the properties acquired, of which we paid $450,000 cash and issued our note for the balance in the amount of $550,000. We received a credit against the purchase price in the amount of the cash payment pursuant to the indemnification provisions of the acquisition agreement. The note bears interest at 12% per annum, and is subject to monthly payments beginning June 1, 2008 of an amount equal to ½ of the net proceeds from production attributable to our interest in the purchased leasehold or $30,000, whichever is greater, until the note is paid in full;

•
In April, 2008 we purchased a 100% working interest in producing leases (Quantum prospect) in Atascosa County, Texas for $750,000. The leases consist of twelve producing wells, two shut in wells, two injection wells and one salt water disposal well. We will operate this lease;

•
In May, 2008 we purchased a 70% working interest in an acreage position (Lieke prospect) in Atascosa County, Texas for $600,000, with the initial goal of re-entering an abandoned well bore and attempting a completion in the Edwards formation. We will operate this lease;

In June, 2008 the Company purchased a 25% non-operated working interest in an acreage position (Lacy prospect) in Nueces County, Texas for $400,000. The agreement contains a requirement for the drilling of the initial test well to a depth of 9,500.

d.   On March 14, 2008, two of our oil and natural gas operating subsidiaries, Tandem Energy Corporation and PER Gulf Coast, Inc. entered into a new credit facility with the Bank of Texas, establishing a revolving line of credit with an initial borrowing base of $35 million. The revolving line of credit is secured by the oil and gas properties and will be used to facilitate the execution of our drilling and acquisition programs. The line bears interest at the bank’s base rate or LIBOR, plus a margin which varies with the ratio of the outstanding borrowings against the defined borrowing base, ranging from 1.50% to 2.25%. These oil and gas subsidiaries can choose periodically to change the interest rate base which applies to outstanding borrowings. Under the terms of revolving line of credit agreement, they must maintain certain financial ratios, must repay any amounts due in excess of the borrowing base, and may not declare any dividends or enter into any transactions resulting in a change in control, without the bank’s consent. As the parent company, we are not a co-borrower or guarantor of the line, and transfers from the oil and gas operations to us are limited to (i) $1 million per fiscal year for management fees, and (ii) the repayment of up to $2 million per fiscal year in subordinate indebtedness owed to us. As of June 30, 2008, there was approximately $7.5 million outstanding under the revolving line of credit. In conjunction with the execution of the new line of credit, and as required under the terms of the new credit facility, we novated our existing hedge positions from our existing counterparty over to the Bank of Texas under terms satisfactory to us. In addition, there is an obligation to the bank for a monthly fee for any unused portion of the line of credit at the rate of 0.25% per annum. The unused portion of this revolving line of credit of approximately $27.5 million remains available.

e.   On April 29, 2008, we completed the acquisition of Maverick. The aggregate consideration paid in the merger was $6 million in cash and $5 million to be paid over the next 6 years pursuant to non-interest bearing cash flow notes, subject to certain escrows, holdbacks and post-closing adjustments. Provisions of the cash flow notes require quarterly payments commencing in June 2008 to the noteholders pro rata equal to 50% of the pre-tax net income, as defined, generated by the Maverick business on a stand alone basis in the prior quarter. Payment of the cash flow notes can be accelerated by certain events, including a change in control. The balance of the cash flow notes remaining unpaid upon maturity, if any, will be converted into a 12 month self amortizing note bearing interest at the annual rate of 2% over the bank’s prime rate. In addition, we will assume Maverick’s indebtedness under certain bank and loan arrangements, which aggregate balances approximated $4.5 million at January 31, 2008. In addition, the sellers agreed to satisfy and assume Maverick's bank indebtedness in the aggregate amount of $4.9 million consisting of a $3 million revolving line of credit maturing April 2008, a $1.6 million term note due April 2011, and $.3 million oil and gas note due May 2009, using a portion of the cash received by them at closing. Following the closing, the Company was indebted to the sellers for these amounts under the identical terms of the bank loan agreements. On April 30, 2008, Maverick entered into extension and modification agreements with the sellers pursuant to which sellers agreed to defer principal payments of the $1.6 million term loan for six months and extend the maturity date to April 2013. The sellers also agreed to extend the maturity dates of the revolving line of credit and oil and gas note to 2010 and 2013, respectively. In addition, as of June 30, 2008, Maverick was not in compliance with the debt service coverage ratio contained in the loan agreements. Subsequent to June 30, 2008, the sellers waived the Company's obligation to maintain this ratio through September 30, 2009.

The cash flow notes will be payable quarterly at the rate of 50% of pre-tax net income, as defined, generated by the Maverick business on a stand-alone basis in the preceding quarter. Payment can be accelerated by certain events, including change in control of the Company. The purchase price is also subject to adjustment for any change in working capital as defined in the agreement, between October 31, 2007 and the closing date, as well as other adjustments associated with changes in indebtedness. Any adjustment will be treated as a modification of the amount of the cash flow notes and is to be determined within 45 days of closing.

In connection with the acquisition of Maverick, we entered into an employment agreement with Mr. Kovar to serve as chief operating officer of Platinum. The employment agreement provides for an initial term of five years. Pursuant to the terms of the employment agreement, Mr. Kovar will be paid a $200,000 base annual salary and will be eligible for annual performance bonuses in such amount and at such times as determined by the Board or the compensation committee, in their sole discretion. In addition, pursuant to the employment agreement, Mr. Kovar was granted 50,000 options to purchase shares of the Company’s common stock with an exercise price of $5.15 per share, the closing price on the date of grant, and will be granted an additional 50,000 stock options on each of the four succeeding anniversaries of the effective date of the employment agreement. All options will be issued pursuant to the Company’s 2006 Long Term Incentive Plan and will be subject to a 5 year vesting schedule, with one-fifth of such options vesting on each anniversary of the date of grant, beginning April 29, 2009. In the event of a change in control of the Company, the employment agreement provides that all options granted to Mr. Kovar will immediately vest.

Pursuant to the employment agreement, if Mr. Kovar’s employment is terminated by us without cause or Mr. Kovar terminates his employment for good reason, he will receive an 18 month severance package and his cash flow note will become immediately due and payable. If, however, Mr. Kovar’s employment is terminated by us for cause or Mr. Kovar terminates his employment without good reason, he will receive no severance package and his cash flow note will be cancelled.

f. On August 11, 2008, we entered into an employment agreement with Lisa Meier pursuant to which Ms. Meier was appointed as chief financial officer and treasurer of the Company. Ms. Meier is a certified public accountant. Ms. Meier earned a Bachelor of Business Administration from the University of Texas at Austin and a Master of Professional Accountancy from the University of Texas at Austin in 1996. The employment agreement provides for an initial five year term. Pursuant to the terms of the employment agreement, Ms. Meier will be paid a $250,000 base annual salary, increasing by 5% annually. Ms. Meier will be eligible for an annual bonus as determined by the Board or a compensation committee of the Board which, in the event the Company has positive cash flow, will be at least $50,000. In addition, Ms. Meier will be eligible for a performance bonus based on certain predetermined budgeted goals. The target bonus for this purpose will be 50% of base salary.

In addition, under terms of the employment agreement, Ms. Meier was granted 50,000 incentive stock options to purchase shares of the Company’s common stock with an exercise price equal to the closing price on August 11, 2008, the date of grant, and will be granted an additional 50,000 stock options each year thereafter during the term of her employment. All options will be issued pursuant to the Company’s 2006 Long Term Incentive Plan and will be subject to a four year vesting schedule, with one-quarter of such options vesting on each anniversary of the date of grant, beginning August 11, 2009. Upon a change in control of the Company, the employment agreement provides that all options granted to Ms. Meier will immediately vest.

Pursuant to the employment agreement, if Ms. Meier’s employment is terminated by the Company without cause or Ms. Meier terminates her employment for good reason, she will receive an 18 month severance package. If, however, Ms. Meier’s employment is terminated by us for cause or Ms. Meier terminates her employment without good reason, she will receive no severance package.

Ms. Meier has also agreed that during the term of her employment with us and for an 18 month period thereafter, she will not compete with the Company nor solicit our employees. If Ms. Meier breaches any of these obligations, she would forfeit her right to any severance payments and benefits to which she otherwise would be entitled.

Platenergy Services and Infrastructure

Platenergy Services and Infrastructure (“PSI”) is a proposed new business that Ms. Meier will help develop in the oilfield services industry.  Pursuant to the employment agreement, Ms. Meier will also be appointed President of PSI. PSI’s business plan is to develop products, services and solutions to optimize customer performance in a safe and environmentally sound manner. PSI has entered into a restricted stock agreement with Ms Meier pursuant to which Ms. Meier will be issued 50 restricted shares of PSI’s common stock, representing 5% of the outstanding shares of PSI common stock. Under the agreement, the shares will be subject to a four year vesting schedule, with one-quarter of such shares to be released on each anniversary of the date of issue.   All shares will be released from restriction upon a sale of the PSI business.

Supplemental Oil and Gas Information

The following information is intended to supplement the consolidated financial statements included in this report with data that is not readily available from those statements.

	Three Months Ended		Year to Date
	March 31, 2008	June 30, 2008	June 30, 2008
Production
Oil (Bls)	58,707	71,508	130,215
Gas (Mcf)	177,189	175,936	353,125
Boe (Bls)	88,239	100,831	189,070

Average Prices
Oil ($/Bbl)	$96.83	$122.22	$110.77
Gas ($/Mcf)	$8.19	$11.11	$9.64

Average Lifting Cost
Per Boe	$27.53	$28.68	$28.14

Capital Expenditures – Oil and Gas Development

The reserve report prepared as of December 31, 2007 assumes that we will expend approximately $19.4 million in expenditures in 2008 to drill a number of existing proved undeveloped locations, with the intent of converting them into proved developed producing locations, thereby generating new cash flows. The execution of the drilling program is dependent on rig availability, the availability of technical and field staff, and product pricing. Through June 30, 2008 we have incurred approximately $10.4 million of these expenditures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Contractual Obligations

In connection with the October 26, 2007 Tandem acquisition, we entered into an agreement with Mr. Lance Duncan, for consulting services, including investigation and evaluation of possible future acquisitions. Under the terms of the consulting agreement, Mr. Duncan’s services were valued at $5 million. We agreed to issue to Mr. Duncan a total of 714,286 shares (based upon a $7 per share valuation at that date) of our restricted common stock, 25% to be issued upon commencement of services and the remainder in semi-annual installments of 25% each over the eighteen month term of the agreement. Each installment will be paid with 178,572 shares of our common stock, based on payments of $1,250,000 valued at a fixed price of $7.00 per share.

On October 26, 2007, the first installment of 178,572 of irrevocable restricted shares was issued to Mr. Duncan. We were required to issue the second installment of 178,572 shares of our common stock on April 26, 2008, which shares have not yet been issued. Stock compensation expense in the amount of $848,215, based upon a closing price of $4.75 per share on April 26, 2008 as quoted on the OTC Bulletin Board, is reflected in our financial statements for the three and six month periods ended June 30, 2008.

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

•
the PUDs risk-adjusted potential for return on investment, giving effect to suchfactors as potential reserves to be discovered, drilling and completion costs, prevailing commodity prices, and other economic factors; and

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

Hedging Activities

From time to time, we utilize derivative instruments, consisting of swaps, floors and collars, to attempt to reduce our exposure to changes in commodity prices and interest rates. We account for our derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires that all derivative instruments be recognized as assets or liabilities in the balance sheet, measured at fair value. The accounting for changes in the fair value of a derivative depends on both the intended purpose and the formal designation of the derivative. Designation is established at the inception of a derivative, but subsequent changes to the designation are permitted. We have elected not to designate any of our derivative financial contracts as accounting hedges and, accordingly, account for these derivative financial contracts using mark-to-market accounting. Changes in fair value of derivative instruments which are not designated as cash flow hedges are recorded in other income (expense) as changes in fair value of derivatives. Hedging is a strategy that can help a company to mitigate the volatility of oil and gas prices by limiting its losses if oil and gas prices decline; however, this strategy may also limit the potential gains that a company could realize if oil and gas prices increase. Historically, certain “costless collars” executed in June 2005 and swaps executed in mid 2006 by our predecessor in interest were employed to protect such predecessor and its creditors from exposure to lower oil and gas prices. However, as a result of those positions, we have and may continue to periodically incur settlement losses associated with the ceiling component of such hedges as oil prices have increased during 2007 and in 2008. For the three and six months ended June 30, 2008, we reported derivative losses of $9.8 and $11.8 million, respectively. In the period from June 30, 2008 through August 11, 2008, as a result of a decrease in the price of crude oil, these derivative instruments experienced an unrealized increase in value of approximately $5.55 million on a consolidated basis.

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

Interest Rate Risk

At June 30,2008 our oil and gas subsidiaries had approximately $7.5 million in outstanding borrowings associated with their credit facility with a major bank and our engineering services company had $4.9 million in outstanding borrowings under a revolving credit facility and term notes with the selling shareholders in the acquisition of that business. To the extent we have debt outstanding, we will be subject to risk of interest rate changes that would impact our future results of operations and cash flows.

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

OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes to the legal proceedings previously disclosed in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.

Item 1A. Risk Factors.

The following is an update of the risk factors set forth in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007 (the “Form 10-K/A”). There have otherwise been no material changes in our risk factors from the information provided in Item 1A. Risk Factors contained in the Form 10-K/A.

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

A small number of customers are responsible for a significant portion of Maverick's net revenues. During 2007, Maverick's 5 largest customers accounted for approximately $22 million out of its $33.8 million of net revenues. Maverick's customer concentration could increase or decrease depending on future customer requirements, which will depend in large part on business conditions in the market sectors in which Maverick's customers participate. The loss of one or more major customers or a decline in sales to Maverick’s major customers could significantly harm Maverick's business and results of operations. If Maverick is not able to expand its customer base, it will continue to depend upon a small number of customers for a significant percentage of its sales. There can be no assurance that its current customers will not reduce the amount of services for which they are retained or otherwise terminate their relationship.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On April 29, 2009, the Company acquired Maverick Engineering, Inc. In connection with the acquisition, the sellers agreed to satisfy and assume Maverick’s bank indebtedness in the aggregate amount of $4.9 million consisting of $3.0 million revolving line of credit maturing April 2008, $1.6 million term note due April 2011, and $0.3 million oil and gas note due May 2009, using a portion of the cash received by them at closing. Following the closing, the Company was indebted to the sellers for these amounts under the identical terms of the bank loan agreements. On April 30, 2008, Maverick entered into extension and modification agreements with the sellers pursuant to which sellers agreed to defer principal payments of the $1.6 million term loan for six months and extend the maturity date to April 2013. The sellers also agreed to extend the maturity dates of the revolving line of credit and oil and gas note to 2010 and 2013, respectively. In addition, as of June 30, 2008, Maverick was not in compliance with the debt service coverage ratio contained in the loan agreements. Subsequent to June 30, 2008, the sellers waived the Company's obligation to maintain this ratio through September 30, 2009.

  Item 6. Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
10.1
Employment Agreement by and between Platinum Energy Resources, Inc. and Robert L. Kovar entered into as of April 29, 2008 (incorporated by reference from Exhibit 10.1 to Platinum’s Current Report on Form 8-K filed on May 2, 2008)

10.2	Form of Notice of Stock Option Award and Stock Option Agreement (incorporated by reference from Exhibit 10.14 to Platinum’s Form S-1/A (File No. 333-149258) filed on July 18, 2008)

31	Section 302 Certification of Principal Executive and Financial Officer

32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLATINUM ENERGY RESOURCES, INC.

Date: August 15, 2008	By:	/s/ Barry Kostiner
Barry Kostiner Chief Executive Officer