Form 10-Q/A
period 2008-06-30
PLATINUM ENERGY RESOURCES INC
filed 2008-11-17
CIK 1329605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Platinum Energy Resources, Inc. (the “Company” or “Platinum”) is filing this Amendment No. 1 (“Amendment”) to our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2008 filed with the Securities and Exchange Commission (“SEC”) on August 15, 2008 (“the Original Report”) to restate our unaudited condensed consolidated financial statements for the periods then ended under Item 1 and to amend Items 2 and 4 of Part I of the Original Report. This Amendment does not affect any other items or sections in the Original Filing, and no attempt has been made in this Form 10-Q/A to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. In addition, Exhibits 31 and 32.1 of the Original Filing have been re-filed to contain currently dated certifications from our Chief Executive Officer and Principal Financial Officer. We are republishing the entire Original Filing, as amended by this Amendment, so that all of our information regarding the quarter ended June 30, 2008 is in one report.

Management determined certain commodity hedges that were entered into in April 2008 were inadvertently omitted from the reported second quarter 2008 financial results and the schedule of contracts at June 30, 2008. The accounting error resulted in an understatement of net loss by $5.8 million. In addition the tax provision was restated to reflect the tax impact of the hedging loss and to adjust the purchase accounting for the Tandem acquisition. The purchase price and deferred tax liability were modified for the deferred tax effect caused by timing differences in the tax basis and financial basis of oil and gas properties and recognition of the tax benefit of net operating losses. The latter determination was made upon filing of the consolidated tax return. There was no impact on cash flows from operating activities. The tables below present the effect of the financial statement adjustments related to the restatement of our previously reported financial statements for the three and six months ended June 30, 2008:

Three Months Ended June 30, 2008	As Reported	Adjustments	As Restated

Change in fair value of commodity derivatives	$(9,756,171)	$(13,337,159)	$(23,093,330)
Income (loss) before income taxes	(7,312,207)	(13,337,159)	(20,649,366)
Provision (benefit) for income taxes	-	(7,577,740)	(7,577,740)
Net income (loss)	(7,312,207)	(5,759,419)	(13,071,626)
Net income (loss) per common share:
Basic	(0.33)	(0.26)	(0.59)
Diluted	(0.33)	(0.26)	(0.59)

Six Months Ended June 30, 2008	As Reported	Adjustments	As Restated

Change in fair value of commodity derivatives	$(11,792,094)	$(13,337,159)	$(25,129,253)
Income (loss) before income taxes	(8,366,724)	(13,337,159)	(21,703,883)
Provision (benefit) for income taxes	(54,000)	(7,577,740)	(7,631,740)
Net income (loss)	(8,312,724)	(5,759,419)	(14,072,143)
Net income (loss) per common share:
Basic	(0.38)	(0.26)	(0.63)
Diluted	(0.38)	(0.26)	(0.63)

As of June 30, 2008	As Reported	Adjustments	As Restated

Oil and gas properties, full cost method	$188,943,166	$4,640,000	$193,583,166
Income taxes payable	101,960	(19,468)	82,474
Fair value of commodity derivatives	2,478,871	13,337,159	15,816,030
Deferred income taxes	48,085,215	(2,918,254)	45,166,961
Retained earnings (accumulated deficit)	(6,750,349)	(5,759,419)	(12,509,768)

As previously disclosed in our Current Report on Form 8-K filed October 31, 2008, after discussions between management and the Company’s independent registered public accounting firm, the Company concluded that the previously issued unaudited condensed consolidated financial statements included in the Original Filing should no longer be relied upon because of an error in reporting commodity hedges that were entered into in April 2008 but inadvertently omitted from the reported second quarter 2008 financial results in the Original Filing. The effects of the restatement on the Company’s unaudited condensed consolidated financial statements as of and for the period presented herein are described in Note 12 to the unaudited condensed consolidated financial statements included in this Form 10-Q/A and are also reflected in Items 2 and 4 of Part I of this Form 10-Q/A.

As a result of the restatement of the unaudited condensed consolidated financial statements, our management, including the principal executive and financial officer, have re-evaluated our disclosure controls and procedures as of June 30, 2008, and have found our disclosure controls and procedures to have been ineffective. Management has initiated corrective measures that will continue through 2008. See Item 4 of Part I of this Form 10-Q/A for a further discussion.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY

FINANCIAL INFORMATION

Item 1. Financial Statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	*
ASSETS	(As Restated)

CURRENT ASSETS
Cash and cash equivalents	$7,014,718	$16,429,619
Accounts receivable, net
Oil and gas sales	4,870,304	2,619,363
Service	4,743,507	—
Affililiates and other	991,494	668,216
Inventory	542,035	88,556
Prepaid expenses and other current assets	584,082	299,445

Total Current Assets	18,746,140	20,105,199

Property and equipment, at cost
Oil and gas properties, full cost method	193,583,166	170,571,663
Other	5,243,876	3,293,108
Less accumulated depreciation, depletion and amortization	(5,605,817)	(1,253,026)
Property and equipment, net	193,221,225	172,611,745

Other assets
Intangible assets, net	5,718,963	376,164
Goodwill	5,912,611	—
Fair value of commodity derivatives	—	73,446
Advance payment and costs, acquisition transactions	—	2,522,639
Real estate held for development	2,700,000	2,700,000

Total Assets	$226,298,939	$198,389,193

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable
Trade	$3,175,560	$1,132,725
Oil and gas sales	2,687,580	1,074,222
Fair value of commodity derivatives	8,098,471	3,116,542
Asset retirement obligation - current	—	186,545
Accrued liabilities and other	2,318,979	181,430
Income taxes payable	82,474	254,960
Current maturities of long-term debt and capital lease obligations	876,961	—
Total Current Liabilities	17,240,025	5,946,424

Revolving lines of credit	10,757,922	—
Long-term debt and capital lease obligations, net of current portion	2,360,709	—
Notes payable - Maverick acquisition	3,070,772	—
Other accrued liabilities	996,673	—
Fair value of commodity derivatives	15,816,030	—
Asset retirement obligation	3,994,530	3,390,094
Deferred income taxes	45,166,961	48,085,215
	82,163,597	51,475,309
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS'EQUITY
Preferred stock, $.0001 par value, 1,000,000 authorized, 0 issued	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized; 24,068,675 issued and outstanding in each period, respectively	2,407	2,407
Additional paid-in capital	155,064,142	155,064,142
Retained earnings (accumulated deficit)	(12,509,768)	1,562,375
Treasury stock - 1,997,913 shares	(15,661,464)	(15,661,464)

Total Stockholders' Equity	126,895,317	140,967,460

Total Liabilities and Stockholders' Equity	$226,298,939	$198,389,193

* Condensed from audited consolidated financial statements

See notes to condensed consolidated financial statements

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(As Restated)		(As Restated)

Revenues
Oil and gas Sales	$10,694,071	$—	$17,828,875	$—
Service revenues	5,056,682	—	5,056,682	—
	15,750,753	—	22,885,557
Costs and expenses
Lease and other operating expense	2,864,605	—	5,320,911	—
Cost of sevice revenues	3,959,110		3,959,110	—
Marketing, general and administrative expense	3,768,613	144,214	5,500,440	299,205
Depreciation, depletion and amortization expense	2,577,874	—	4,641,163	—
Accretion of abandonment obligations	49,319	—	110,988	—

Total costs and expenses	13,219,521	144,214	19,532,612	299,205

Operating income (loss)	2,531,232	(144,214)	3,352,945	(299,205)

OTHER INCOME (EXPENSES)
Interest income, net of interest allocated to common stock subject to possible redemption of $0, $188,991, $0 and $366,111, respectively	35,796	756,437	140,183	1,465,362
Interest expense	(230,880)	(5,380)	(244,685)	(23,449)
Change in fair value of commodity derivatives	(23,093,171)	—	(25,129,253)	—
Other	107,816	—	176,927	—
Total other income (expense)	(23,180,598)	751,057	(25,056,828)	1,441,913

Income (Loss) Before Income Taxes	(20,649,366)	606,843	(21,703,883)	1,142,708
Provision (Benefit) For Income Taxes	(7,577,740)	28,000	(7,631,740)	66,000

Net Income (Loss)	$(13,071,626)	$578,843	$(14,072,143)	$1,076,708

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	22,070,762	15,121,440	22,070,762	15,121,440
Diluted	22,070,762	18,220,150	22,070,762	17,882,548

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.59)	$0.04	$(0.63)	$0.07
Diluted	$(0.59)	$0.03	$(0.63)	$0.06

See notes to condensed consolidated financial statements

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional paid-	Retained earnings	Treasury Stock		Total stockholders'
	Shares	Amount	in capital	(deficit)	Shares	Amount	equity
				(As Restated)

Balance at January 1, 2008	24,068,675	$2,407	$155,064,142	$1,562,375	(1,997,913)	$(15,661,464)	$140,967,460

Net loss for the six months ended June 30, 2008	—	—	—	(14,072,143)	—	—	(14,072,143)

Balance at June 30, 2008	24,068,675	$2,407	$155,064,142	$(12,509,768)	(1,997,913)	$(15,661,464)	$126,895,317

See notes to condensed consolidated financial statements

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
	(As Restated)
Cash Flows From Operating Activities
Net income (loss)	$(14,072,143)	$1,076,708
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	4,603,546	—
Accretion of asset retirement obligation and debt discount	147,760	—
Deferred income taxes	(7,558,254)	—
Amortization/write-off of bank loan fees	37,617	—
Stock based compensation	848,215	—
Unrealized change in fair value of derivatives	21,879,970	—
Changes in operating assets and liabilities:
Accounts receivable	(3,021,693)	—
Inventory	(453,479)	—
Prepaid expenses and other current assets	(127,334)	48,634
Accounts payable	3,021,210	(88,188)
Accrued liabilities and other	(77,956)	—
Due to related party	—	45,000
Income taxes payable - State	(172,486)	66,000
Commodity derivatives	(1,008,566)	—
Net cash provided by operating activities	4,046,407	1,148,154

Cash Flows From Investing Activities
Additions to property and equipment	(10,325,098)	—
Acquisition of other businesses - oil and gas properties	(7,739,139)	—
Acquisition of Maverick, net of cash of $ 621,518	(5,640,601)	—
Advance payment and costs, Pleasanton transaction	2,522,639	—
Deposits to cash and cash equivalents held in trust fund	—	(1,831,474)
Payment of deferred acquisition costs	—	(22,791)
Net cash used in investing activities	(21,182,199)	(1,854,265)

Cash Flows From Financing Activities
Proceeds of revolving credit facility	7,797,767	—
Accretion of discount on cash flow notes - Maverick acquisition	(42,454)	—
Payments, long-term debt and capital leases	(34,422)	—
Interest on cash held in trust allocated to common stock subject to possible redemption	—	366,111
Proceeds from notes payable-stockholder	—	340,000
Net cash provided by financing activities	7,720,891	706,111

Net Increase (Decrease)in Cash	(9,414,901)	—

Cash - Beginning of the Period	16,429,619	—
Cash - End of Period	$7,014,718	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$194,108	$16,639
Income taxes - State	$99,000	$-
Non-Cash Investing and Financing Activities:
Issuance of notes payable - Pleasanton acquisition	$550,000	$-
Acquisition of oil and gas property - Pleasanton	$550,000	$-
Issuance of Cash Flow Notes, net- Maverick transaction	$3,034,000	$-
Acquisition of Maverick	$3,034,000	$-
Adjustment of purchase price of oil and gas properties	$4,640,000	$—
Deferred acquisition costs accrued and deferred	$-	$252,852

Acquisition of Maverick:
Cash	$621,518
Accounts receivable	4,296,033
Other current assets	157,303
Property and equipment	1,510,052
Goodwill	5,912,611
Intangible assets	5,522,250
Accounts payable	(634,984)
Accrued expenses	(1,765,404)
Accrued payroll	(576,165)
Term notes and revolving line of credit	(5,223,086)
Capitalized lease obligations	(524,010)
Total purchase price	9,296,118
Less: cash consideration paid to sellers	(6,000,000)
Less: transaction costs	(262,118)
Non-cash consideration issued to sellers - Cash Flow Notes, net	$3,034,000

See notes to condensed consolidated financial statements

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(As Restated)

Note 1 — Organization, Business and Operations and Basis of Presentation

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

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007 and notes thereto of Platinum Energy Resources, Inc (the “Company” or “Platinum”) included in the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on April 15, 2008. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008.

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
(As Restated)

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
(As Restated)

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
(As Restated)

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

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of January 1, 2008. The evaluation was performed for the tax period April 25 (inception) to December 31, 2005 and for the years ended December 31, 2006 and 2007, the tax years which remain subject to examination for federal and New Jersey State purposes as of June 30, 2008.

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
(As Restated)

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
(As Restated)

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
(As Restated)

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
(As Restated)

Note 2 — Summary of Significant Accounting Policies - continued

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
(As Restated)

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
(As Restated)

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
(As Restated)

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
(As Restated)

Unaudited Pro-Forma Financial Information

The following unaudited pro forma consolidated results of operations assume that the Maverick acquisition was completed as of January 1, 2008 for each of the periods shown below:

	Pro Forma Consolidated Results of Operations
	Revenue	(Loss) Before Income Taxes	Net (Loss)	(Loss) Per Share
Six Months Ended June 30,
Pro forma 2008	$33,819,000	$(22,366,000)	$(14,598,000)	$(0.66)

Three Months Ended June 30,
Pro forma 2008	$18,463,000	$(20,916,000)	$(13,596,000)	$(0.62)

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

Note 5 — Commitments

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
(As Restated)

Note 5 — Commitments – continued

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(As Restated)

Note 5 — Commitments - continued

d. Consulting Agreement, continued

On October 26, 2007, the first installment of 178,572 of irrevocable shares was issued to Mr. Duncan. The Company was required to issue the second installment of 178,572 shares of its common stock on April 26, 2008. The Company has not issued these shares due to a dispute between the Company and Duncan with respect to other claims that Duncan has raised. In a letter addressed to the Company dated October 10, 2008, Duncan demanded payment of $7.7 million relating to all such claims, including payment in cash for shares for which he is not yet entitled at a valuation not provided for in the consulting agreement and significantly above current market price. The Company believes that these claims have no merit and will vigorously defend its position. Stock compensation expense in the amount of $848,215, based upon a closing price of $4.75 per share of the Company’s common stock on April 26, 2008 as quoted on the Electronic Bulletin Board, is included in marketing, general and administrative expense for the six months ended June 30, 2008 and in other accrued liabilities on the balance sheet as of June 30, 2008.

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
(As Restated)

Note 5 — Commitments - continued

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
(As Restated)

Note 6 — Long-Term Debt

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
(As Restated)

Note 6 — Long-Term Debt, continued

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
$13,443,495

 Note 7 — Marketing Arrangements and Segment Information

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(As Restated)

Note 7 — Marketing Arrangements and Segment Information - continued

The following table presents selected financial information for the Company’s operating segments.
.
	Exploration		Parent	Intercompany	Consolidated
	and Production	Engineering	and Other	Eliminations	Total
For the Three Months Ended
June 30, 2008:
Revenues	$10,694,071	$5,344,546	$-	$(287,864)	$15,750,753
Intersegment revenues	-	(287,864)	-	287,864	-
Total revenues	$10,694,071	$5,056,682	$-	$-	$15,750,753
Income (loss) before income taxes	$(17,192,607)	$(241,500)	$(2,966,275)	$(248,984)	$(20,649,366)

For the Six Months Ended
June 30, 2008:
Revenues	$17,828,875	$5,344,546	$-	$(287,864)	$22,885,557
Intersegment revenues	-	(287,864)	-	287,864	-
Total revenues	$17,828,875	$5,056,682	$-	$-	$22,885,557
Income (loss) before income taxes	$(17,515,358)	$(241,500)	$(3,582,421)	$(364,604)	$(21,703,883)

As of June 30, 2008:
Total assets	$202,654,223	$18,371,322	$144,831,055	$(139,557,661)	$226,298,939

As of December 31, 2007:
Total assets	$180,686,645	$-	$144,674,091	$(126,971,543)	$198,389,193

The Company reported no oil and gas or service operations in 2007 interim periods.

Note 8 — Price, Interest Rate and Credit Risk Management Activities

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
(As Restated)

Note 8 — Price, Interest Rate and Credit Risk Management Activities - continued

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

Presented below is a summary of the Company’s crude oil and natural gas derivative financial contracts at June 30, 2008 and December 31, 2007, with crude oil prices expressed in dollars per barrel of crude oil and notional crude oil volumes in barrels of crude oil per year; and natural gas prices expressed in dollars per million British thermal units ($/MMBtu) and notional natural gas volumes in million British thermal units per year (MMBtuy). As indicated, The Company does not have any financial derivative contracts that extend beyond December 2012.

The total fair value of the crude oil and natural gas financial derivative contracts at June 30, 2008, was a liability of approximately $23.9 million as follows:

Period Ended June 30,	Instrument Type	Total Volumes (MMBTU/BBL)	Weighted Average (Floor/Ceiling)	Fair Value Asset/ (Liability) (stated in thousands)

2009	Gas Collar	25,846	5.00/11.02	(255)
	Gas Call Option Sold	25,846	9.10	(698)
	Gas Call Option Purchased	25,846	12.00	255
	Gas Put Option Sold	25,846	5.00	0
	Gas Put Option Purchased	25,846	6.00	0
	Oil Collar	99,000	40.00/72.10	(3,073)
	Oil Call Option Sold	50,000	67.00	(3,662)
	Oil Call Option Purchased	50,000	72.10	3,414
	Oil Swaps	60,000	71.00	(4,080)

2010	Oil Swaps	60,000	71.00	(3,915)
	Oil Swaps	60,000	95.50	(2,441)
	Oil Put Option Purchased	120,000	75.00	283
	Oil Put Option Purchased	170,000	80.00/85.00	669

2011	Oil Swaps	60,000	95.50	(2,332)
	Oil Swaps	60,000	95.25	(2,244)
	Oil Put Option Purchased	120,000	80.00	485

2012	Oil Swaps	60,000	95.25	(2,163)
		60,000	95.00	(2,108)

	Oil Swaps	60,000	95.00	(2,050)

	Total fair value liability			(23,915)

The fair value of the Company’s financial derivative contracts at June 30, 2008 are shown in the accompanying financial statements as follows (in thousands):

Fair value of commodity derivative:
Current portion	$(8,098)
Long-term portion	(15,816)
Total fair value liability	$(23,915)

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(As Restated)

Note 8 — Price, Interest Rate and Credit Risk Management Activities - continued

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
(As Restated)

Note 8 — Price, Interest Rate and Credit Risk Management Activities - continued

The following table summarizes the estimated fair value of financial instruments and related transactions at June 30, 2008 and December 31, 2007 (in millions): (The carrying amount and the fair value (1) are the same for each period reported.)

	June 30, 2008	December 31, 2007
NYMEX-Related Commodity Derivative
Market Positions (1)	$23.9	$3.0

(1)
Estimated fair values have been determined by using available market data and valuation methodologies. Judgment is required in interpreting market data and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts.

Note 9 — Oil and Gas Properties

The following table sets forth the Company’s costs incurred in oil and gas property acquisition, exploration and development activities for the period from January 1, 2008 through June 30, 2008:

Balance at January 1, 2008:	$170,571,663

Purchase accounting adjustment	4,640,000

Acquisition of properties
Proved	7,289,139
Unproved	1,000,000

Exploration Costs	986,586

Development Costs	9,095,778

Balance at June 30, 2008:	$193,583,166

The following table sets forth the Company’s capitalized costs relating to oil and gas producing activities at June 30, 2008:

Proved oil and gas properties	$192,583,166
Unproved oil and gas properties	1,000,000
193,583,166

Accumulated depletion	(5,396,000)

Net capitalized costs at June 30, 2008	$188,187,166

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(As Restated)

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

Note 11 — Benefit Plan

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

Note 12 — Restatement of Prior Period Financial Statements

Management determined certain commodity hedges that were entered into in April 2008 were inadvertently omitted from the reported second quarter 2008 financial results and the schedule of contracts at June 30, 2008. The accounting error resulted in an understatement of net loss by $5.8 million. In addition the tax provision was restated to reflect the tax impact of the hedging loss and to adjust the purchase accounting for the Tandem Energy Holdings, Inc. acquisition. The purchase price and deferred tax liability were modified for the deferred tax effect caused by timing differences in the tax basis and financial basis of oil and gas properties and recognition of the tax benefit of net operating losses. The latter determination was made upon filing of the consolidated tax return. There was no impact on cash flows from operating activities. The tables below present the effect of the financial statement adjustments related to the restatement of our previously reported financial statements for the three and six months ended June 30, 2008:

Three Months Ended June 30, 2008	As Reported	Adjustments	As Restated

Change in fair value of commodity derivatives	$(9,756,171)	$(13,337,159)	$(23,093,330)
Income (loss) before income taxes	(7,312,207)	(13,337,159)	(20,649,366)
Provision (benefit) for income taxes	-	(7,577,740)	(7,577,740)
Net income (loss)	(7,312,207)	(5,759,419)	(13,071,626)
Net income (loss) per common share:
Basic	(0.33)	(0.26)	(0.59)
Diluted	(0.33)	(0.26)	(0.59)

Six Months Ended June 30, 2008	As Reported	Adjustments	As Restated

Change in fair value of commodity derivatives	$(11,792,094)	$(13,337,159)	$(25,129,253)
Income (loss) before income taxes	(8,366,724)	(13,337,159)	(21,703,883)
Provision (benefit) for income taxes	(54,000)	(7,577,740)	(7,631,740)
Net income (loss)	(8,312,724)	(5,759,419)	(14,072,143)
Net income (loss) per common share:
Basic	(0.38)	(0.26)	(0.63)
Diluted	(0.38)	(0.26)	(0.63)

As of June 30, 2008	As Reported	Adjustments	As Restated

Oil and gas properties, full cost method	$188,943,166	$4,640,000	$193,583,166
Income taxes payable	101,960	(19,468)	82,474
Fair value of commodity derivatives	2,478,871	13,337,159	15,816,030
Deferred income taxes	48,085,215	(2,918,254)	45,166,961
Retained earnings (accumulated deficit)	(6,750,349)	(5,759,419)	(12,509,768)

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(As Restated)

Note 13 — Subsequent Events

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

(A) – Results of Operations - Platinum

For the three and six month periods ended June 30, 2008 as compared to the three month and six month periods ended June 30, 2007

We were a blank check company for the periods ended in 2007 and consequently had no operations and no net operating results. For the three months and six months ended June 30, 2008 , our results of operations included those of the oil and gas entities acquired on and subsequent to October 26, 2007 for the 2008 periods and those of our engineering services business, Maverick, from its date of acquisition April 29, 2008 through June 30, 2008. See “Business - Growth Strategy” beginning on page 5 and Note 4 to the consolidated financial statements beginning on page F1-14 in our Form 10K/A for the year ended December 31, 2007 filed on April 15, 2008 and Note 4 included elsewhere herein. For a comparison of results of operations relating to our oil and natural gas assets, see “Results of Operations - Oil and Gas” below.

With respect to our results of operations excluding our oil and natural gas assets and the engineering services business (Maverick), we had no net operating revenues during the 2008 or 2007 periods. Our general and administrative expenses other than those attributable to our oil and natural gas assets and our engineering services business for the three and six month periods ended June 30, 2008 was $1,543,000 and $2,233,000 (of the $3.8 million and $5.5 million of general and administrative expenses included in our condensed consolidated results for the corresponding periods) as compared to approximately $144,000 and $299,000 in the three and six month periods ended June 30, 2007. The increase of $ 1,399,000 and $1,934,000 in such expenses for the three and six months ended June 30, 2008, respectively as compared to the three and six months ended June 30, 2007 is attributable to (i) $848,000 in stock compensation expense incurred in the 2008 periods related to a consulting arrangement and an employment agreement (See Note 5 to the condensed consolidated financial statements) as compared to $0 in the 2007 periods and (ii) to our status as a parent company of operating businesses in 2008, comprised principally of officer salaries’ ($232,000 as compared to $0 for six months ended June 30, 2008 as compared to 2007), legal and accounting relating to normal corporate and regulatory compliance matters ($919,000 as compared to $168,000 for six months ended June 30, 2008 as compared to 2007), investor relations and other administrative costs. Results of operations for the three months ended June 30, 2007 included interest income of $1,465,000 (substantially all of which was earned on funds held trust for the benefit of public shareholders prior to the closing of the Tandem acquisition) as compared to interest income earned of $117,000 for six months ended June 30, 2008 on substantially lower cash balances.

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

(B) – Results of Operations - Oil and Gas

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

We also incurred unrealized losses of approximately $21.5 million for the second quarter 2008 as compared to approximately a $2.0 million during the first quarter 2008 on the decrease in the value of certain hedge contracts on crude oil and natural gas.

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

On October 26, 2007, the first installment of 178,572 of irrevocable restricted shares was issued to Mr. Duncan. We were required to issue the second installment of 178,572 shares of our common stock on April 26, 2008. The Company has not issued these shares due to a dispute between the Company and Duncan with respect to other claims that Duncan has raised. In a letter addressed to the Company dated October 10, 2008, Duncan demanded payment of $7.7 million relating to all such claims, including payment in cash for shares for which he is not yet entitled at a valuation not provided for in the consulting agreement and significantly above current market price. The Company believes that these claims have no merit and will vigorously defend its position. Stock compensation expense in the amount of $848,215, based upon a closing price of $4.75 per share on April 26, 2008 as quoted on the OTC Bulletin Board, is reflected in our financial statements for the three and six month periods ended June 30, 2008.

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

Hedging Activities

From time to time, we utilize derivative instruments, consisting of swaps, floors and collars, to attempt to reduce our exposure to changes in commodity prices and interest rates. We account for our derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires that all derivative instruments be recognized as assets or liabilities in the balance sheet, measured at fair value. The accounting for changes in the fair value of a derivative depends on both the intended purpose and the formal designation of the derivative. Designation is established at the inception of a derivative, but subsequent changes to the designation are permitted. We have elected not to designate any of our derivative financial contracts as accounting hedges and, accordingly, account for these derivative financial contracts using mark-to-market accounting. Changes in fair value of derivative instruments which are not designated as cash flow hedges are recorded in other income (expense) as changes in fair value of derivatives. Hedging is a strategy that can help a company to mitigate the volatility of oil and gas prices by limiting its losses if oil and gas prices decline; however, this strategy may also limit the potential gains that a company could realize if oil and gas prices increase. Historically, certain “costless collars” executed in June 2005 and swaps executed in mid 2006 by our predecessor in interest were employed to protect such predecessor and its creditors from exposure to lower oil and gas prices. However, as a result of those positions, we have and may continue to periodically incur settlement losses associated with the ceiling component of such hedges as oil prices have increased during 2007 and in 2008. For the three and six months ended June 30, 2008, we reported derivative losses of $23.1 and $25.1 million, respectively.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In our Quarterly Report on Form 10-Q (“Original Filing”) for the period ended June 30, 2008, filed on August 15, 2008 management of the Company, including our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by the Original Filing. Based on that evaluation, management initially concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be included in our reports filed or submitted under the Exchange Act as of such time was recorded, processed, summarized, and reported within the time period specified in the U.S. Securities and Exchange Commission’s (the “Commission”) rules and forms and such information was accumulated and communicated as appropriate to allow timely decisions regarding required disclosures.

In connection with the restatement discussed in the Explanatory Note to this Form 10-Q/A and in Note 12 to our consolidated financial statements, management of the Company, including our principal executive and financial officer, reevaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008 pursuant to SEC Rule 13a-15(b) under the Exchange Act. As a result of such reevaluation, management has determined that we had a material weakness in our system of internal control over financial reporting as of such date. This weakness related to the monitoring and timely recording of oil and gas derivative hedging transactions in our financial statements.

As a result of the material weakness in our internal control over financial reporting described above, management, including our principal executive and financial officer, has revised its earlier assessment and has now concluded that our disclosure controls and procedures were not effective as of June 30, 2008.

Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are properly recorded, processed, summarized and reported within the time periods required by the Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting. Subsequent to the end of the second quarter and as a result of the restatement, we have made the following improvements and implemented the following policies and procedures:

•
While all transactions we undertook were properly authorized by the Board of Directors, we have instituted a formal policy to require any person entering into a derivative transaction to notify the CFO in writing immediately;

•	Responsible accounting personnel will maintain and update daily the inventory of hedging derivative transactions in which we engaged;

•	We will obtain at least on a monthly basis confirmation from our counterparties of our positions and their estimated fair market value;

•	Reconciliations with counterparties will be performed on at least a monthly basis;

•	Establishment of a formal disclosure committee.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On April 29, 2008, the Company acquired Maverick Engineering, Inc. In connection with the acquisition, the sellers agreed to satisfy and assume Maverick’s bank indebtedness in the aggregate amount of $4.9 million consisting of $3.0 million revolving line of credit maturing April 2008, $1.6 million term note due April 2011, and $0.3 million oil and gas note due May 2009, using a portion of the cash received by them at closing. Following the closing, the Company was indebted to the sellers for these amounts under the identical terms of the bank loan agreements. On April 30, 2008, Maverick entered into extension and modification agreements with the sellers pursuant to which sellers agreed to defer principal payments of the $1.6 million term loan for six months and extend the maturity date to April 2013. The sellers also agreed to extend the maturity dates of the revolving line of credit and oil and gas note to 2010 and 2013, respectively. In addition, as of June 30, 2008, Maverick was not in compliance with the debt service coverage ratio contained in the loan agreements. Subsequent to June 30, 2008, the sellers waived the Company's obligation to maintain this ratio through September 30, 2009.

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

PLATINUM ENERGY RESOURCES, INC.

Date: November 14, 2008	By:	/s/ Barry Kostiner
Barry Kostiner Chief Executive Officer