Form 10-Q
period 2008-09-30
PLATINUM ENERGY RESOURCES INC
filed 2008-11-17
CIK 1329605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of November 12, 2008, 24,068,675 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARY

FINANCIAL INFORMATION

Item 1. Financial Statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,562,067	$16,429,619
Accounts receivable, net of $161,000 allowance for doubtful accounts
Oil and gas sales	4,530,152	2,619,363
Service	4,460,901	--
Affililiates and other	3,173	668,216
Inventory	542,036	88,556
Prepaid expenses and other current assets	853,751	299,445

Total Current Assets	14,952,080	20,105,199

Property and equipment, at cost
Oil and gas properties, full cost method	200,177,423	170,571,663
Other	5,389,822	3,293,108
Less accumulated depreciation, depletion and amortization	(8,576,703)	(1,253,026)
Property and equipment, net	196,990,542	172,611,745

Other assets
Intangible assets, net	5,487,405	376,164
Goodwill	5,912,611	--
Fair value of commodity derivatives	--	73,446
Advance payment and costs, acquisition transactions	--	2,522,639
Real estate held for development	2,700,000	2,700,000

Total Assets	$226,042,638	$198,389,193

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable
Trade	$2,571,417	$1,132,725
Oil and gas sales	2,506,733	1,074,222
Fair value of commodity derivatives	3,528,257	3,116,542
Asset retirement obligation - current	--	186,545
Accrued liabilities and other	2,185,113	181,430
Income taxes payable	66,233	254,960
Current maturities of long-term debt and capital lease obligations	1,243,159	--
Total Current Liabilities	12,100,912	5,946,424

Revolving lines of credit	9,008,767	--
Long-term debt and capital lease obligations, net of current portion	5,080,342	--
Notes payable - Maverick acquisition	3,126,767	--
Other accrued liabilities	996,673	--
Fair value of commodity derivatives	1,028,202	--
Asset retirement obligation	4,092,131	3,390,094
Deferred income taxes	51,666,961	48,085,215
	74,999,843	51,475,309
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 1,000,000 authorized, 0 issued	--	--
Common stock, $.0001 par value; 75,000,000 shares authorized; 24,068,675 issued and outstanding in each period, respectively	2,407	2,407
Additional paid-in capital	155,072,442	155,064,142
Retained earnings (accumulated deficit)	(471,502)	1,562,375
Treasury stock - 1,997,913 shares	(15,661,464)	(15,661,464)

Total Stockholders' Equity	138,941,883	140,967,460

Total Liabilities and Stockholders' Equity	$226,042,638	$198,389,193

* Condensed from audited consolidated financial statements

See notes to condensed consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues
Oil and gas Sales	$10,907,763	$-	$28,736,638	$-
Service revenues	6,219,904	--	11,276,586	-
	17,127,667	-	40,013,224
Costs and expenses
Lease and other operating expense	4,169,678	--	9,490,589	--
Cost of service revenues	7,042,055		11,001,165	--
Marketing, general and administrative expense	1,625,540	97,793	7,125,980	396,998
Depreciation, depletion and amortization expense	3,118,105	--	7,759,268	--
Accretion of abandonment obligations	74,296	--	185,284	--

Total costs and expenses	16,029,674	97,793	35,562,286	396,998

Operating income (loss)	1,097,993	(97,793)	4,450,938	(396,998)

OTHER INCOME (EXPENSES)
Interest income, net of interest allocated to common stock subject to possible redemption of $0, $193.167, $0 and $559,278, respectively	32,194	773,150	172,377	2,238,512
Interest expense	(276,163)	(7,383)	(520,848)	(30,832)
Change in fair value of commodity derivatives	17,884,342	--	(7,244,911)	--
Other	(176,598)	--	329	--
Total other income (expense)	17,463,775	765,767	(7,593,053)	2,207,680

Income (Loss) Before Income Taxes	18,561,768	667,974	(3,142,115)	1,810,682
Provision (Benefit) For Income Taxes	6,523,502	52,000	(1,108,238)	118,000

Net Income (Loss)	$12,038,266	$615,974	$(2,033,877)	$1,692,682

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	22,070,762	15,121,440	22,070,762	15,121,440
Diluted	22,070,762	18,075,806	22,070,762	17,948,381

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.55	$0.04	$(0.09)	$0.11
Diluted	$0.55	$0.03	$(0.09)	$0.09

See notes to condensed consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional paid-in	Retained earnings	Treasury Stock		Total stockholders'
	Shares	Amount	capital	(deficit)	Shares	Amount	equity
Balance at January 1, 2008	24,068,675	$2,407	$155,064,142	$1,562,375	(1,997,913)	$(15,661,464)	$140,967,460
Stock based compensation	--	--	8,300	--	--	--	8,300
Net loss for the nine months ended September 30, 2008	--	--	--	(2,033,877)	--	--	(2,033,877)

Balance at September 30, 2008	24,068,675	$2,407	$155,072,442	$(471,502)	(1,997,913)	$(15,661,464)	$138,941,883

See notes to condensed consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Cash Flows From Operating Activities
Net income (loss)	$(2,033,877)	$1,692,682
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	7,759,268	--
Accretion of asset retirement obligation and debt discount	278,051	--
Deferred income taxes	(1,058,254)	--
Stock based compensation	856,515	--
Unrealized change in fair value of derivatives	2,521,928	--
Changes in operating assets and liabilities:
Accounts receivable	(1,410,614)	--
Inventory	(453,480)	--
Prepaid expenses and other current assets	(397,003)	73,263
Accounts payable	2,236,220	(144,680)
Accrued liabilities and other	(199,316)	--
Due to related party	--	75,717
Income taxes payable - State	(188,727)	118,000
Commodity derivatives	(1,008,566)	--
Net cash provided by operating activities	6,902,145	1,814,982

Cash Flows From Investing Activities
Additions to property and equipment	(16,757,657)	--
Acquisition of other businesses - oil and gas properties	(7,939,139)	--
Acquisition of Maverick, net of cash of $ 621,518	(5,640,601)	--
Advance payment and costs, Pleasanton transaction	2,522,639	--
Deposits to cash and cash equivalents held in trust fund	--	(2,797,790)
Payment of deferred acquisition costs	--	(304,506)
Net cash used in investing activities	(27,814,758)	(3,102,296)

Cash Flows From Financing Activities

Proceeds of revolving credit facilities	9,225,090	--
Payments of long-term debt and capital leases	(180,029)	--
Interest on cash held in trust allocated to common
stock subject to possible redemption	--	559,278
Proceeds from notes payable-stockholder	--	778,000
Net cash provided by financing activities	9,045,061	1,337,278

Net Increase (Decrease) in Cash	(11,867,552)	49,964

Cash - Beginning of the Period	16,429,619	--

Cash - End of Period	$4,562,067	$49,964

See notes to condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$239,391	$16,639
Income taxes - State	$99,000	$-
Non-Cash Investing and Financing Activities:
Issuance of notes payable - Pleasanton acquisition	$550,000	$-
Adjustment of purchase price of oil and gas properties and deferred taxes	$4,640,000	$-
Acquisition of oil and gas property - Pleasanton	$550,000	$-
Issuance of Cash Flow Notes, net- Maverick transaction	$3,034,000	$-
Acquisition of Maverick	$3,034,000	$-
Deferred acquisition costs accrued and deferred	$-	$174,764

Acquisition of Maverick:
Cash	$621,518
Accounts receivable	4,296,033
Other current assets	157,303
Property and equipment	1,510,052
Goodwill	5,912,611
Intangible assets	5,522,250
Accounts payable	(634,984)
Accrued expenses	(1,765,404)
Accrued payroll	(576,165)
Term notes and revolving line of credit	(5,223,086)
Capitalized lease obligations	(524,010)
Total purchase price	9,296,118
Less: cash consideration paid to sellers	(6,000,000)
Less: transaction costs	(262,118)
Non-cash consideration issued to sellers - Cash Flow Notes, net	$3,034,000

See notes to condensed consolidated financial statements.

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

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007 and notes thereto of Platinum Energy Resources, Inc (the “Company” or “Platinum”) included in the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on April 15, 2008. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008.

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

Proved Oil and Gas Reserves, continued

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

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of January 1, 2008. The evaluation was performed for the tax period April 25 (inception) to December 31, 2005 and for the years ended December 31, 2006 and 2007, the tax years which remain subject to examination for federal and New Jersey State purposes as of September 30, 2008.

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies - continued

Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired through acquisitions. The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Goodwill recorded by the Company has not been amortized and will be evaluated on an annual basis, or sooner if deemed necessary, in connection with other long-lived assets, for potential impairment. Management performed an impairment assessment on goodwill as of September 30, 2008, which resulted in no impairment of goodwill. An annual assessment of goodwill will be assessed in the fourth quarter of each year.

Stock-Based Compensation

The Company has adopted SFAS No. 123(R) “Share Based Payment” (“SFAS 123(R)”). This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123(R) addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123(R), SBP awards are measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and results in a charge to operations

Non-Employee Stock Based Compensation

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies - continued

Income (Loss) Per Share, continued

Reconciliations between the numerators and denominators of the basic and diluted EPS computations for each period where there was a dilutive effect are as follows:

	Three Months Ended September 30, 2007
	Net Income (Numerator)	Shares (Denominator)	Per Share Amounts
Basic EPS
Net Income	$615,974	15,121,440	$0.04
Effect of Dilutive Securities
Warrants	$—	2,954,366	$(0.01)
Net income attributable to common stock and assumed exercise of warrants	$615,974	18,075,806	$0.03

	Nine Months Ended September 30, 2007
	Net Income (Numerator)	Shares (Denominator)	Per Share Amounts
Basic EPS
Net Income	$1,692,682	15,121,440	$0.11
Effect of Dilutive Securities
Warrants	$—	2,826,941	$(0.02)
Net income attributable to common stock and assumed exercise of warrants	$1,692,682	17,948,381	$0.09

In 2007, for the periods prior to the October 26, 2007 Tandem acquisition, common shares subject to possible conversion of 2,878,560 were excluded from the calculation of basic EPS since such shares if redeemed, would only participate in their pro-rata share of the trust asset earnings. In this acquisition, 1,802,205 shares were actually converted and redeemed. Subsequent to the date of the Tandem acquisition, the remainder of 1,076,355 common shares subject to conversion but which were not redeemed were included in the determination of weighted average number of common shares outstanding for the three months and nine months ended September 30, 2008. The Company has determined that the warrants contained in the units sold in its initial public offering are dilutive for the 2007 periods, and accordingly included the effects of these warrants in diluted EPS using the treasury stock method in these periods. The Company has determined that their inclusion in 2008 would be antidilutive and thus excluded the effects of the warrants in these periods. An option to purchase 720,000 units issued to the underwriters in the IPO and other stock options were excluded in the computation of diluted EPS because the option exercise prices exceeded the average market prices in all periods.

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

Environmental Expenditures, continued

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

Revenue Recognition and Gas Balancing

The Company utilizes the sales method of accounting for oil, natural gas and natural gas liquids revenues whereby revenues, net of royalties, are recognized as the production is sold to purchasers. The amount of gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant gas imbalance positions at September 30, 2008 and December 31, 2007.

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact of the pending adoption of FSP No. 142-3 on its consolidated financial statements.

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

In January 2008, the Company acquired a 70% working interest in the Pleasanton field for approximately $6.3 million. $2.5 million of the purchase price was paid in December 2007 and recorded as a deposit on the December 31, 2007 balance sheet. An additional $2.5 million of the purchase price was paid in January 2008. In addition, the Company paid an additional $200,000 to the seller in October 2008 in final settlement of certain disputes, which is included as a liability in the accompanying September 30, 2008 unaudited balance sheet. See Note 6 for a further description of other additional consideration paid.

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

On April 29, 2008, the Company completed the acquisition of Maverick pursuant to an agreement and plan of merger entered into on March 18, 2008 among the Company, a wholly-owned subsidiary, Maverick, and Robert L. Kovar Services, LLC, as the stockholder representative. Maverick is a provider of project management, engineering, procurement, and construction management services to both the public and private sectors, including the oil and gas business in which the Company is engaged. Maverick is based in south Texas with offices in Corpus Christi, Victoria, and Houston. Maverick provides complimentary services to the Company which would otherwise be procured from third parties. The aggregate consideration paid in the merger was $6 million in cash and $5 million to be paid over the next 6 years pursuant to non-interest bearing cash flow notes, subject to certain escrows, holdbacks and post-closing adjustments. The cash flow notes are payable quarterly at the rate of 50% of pre-tax net income, as it is defined in the merger agreement, generated by the Maverick business on a stand-alone basis in the preceding quarter. Payment can be accelerated by certain events, including change in control of the Company. The purchase price was subject to adjustment for any change in working capital as defined in the agreement, between October 31, 2007 and the closing date, as well as other adjustments associated with changes in indebtedness. The balance of the cash flow notes remaining unpaid upon maturity, if any, will be converted into a 12 month self-amortizing note bearing interest at the annual rate of 2% over the bank's prime rate at the time. The cash flow notes were reduced by the amount of the working capital post closing adjustment which was determined by the Company to be $645,596. This amount may be subject to modification as may be agreed between the parties. In addition, a discount to present value in the amount of $1,320,404 has been recorded in the accompanying financial statements and deducted from the cash flow notes as these notes are non-interest bearing for the initial 5 years of their term. As a result, the net book value of the notes on April 29, 2008 was $3,034,000 and $3,126,767 after the accretion of the discount in the amount of $92,767 in the period from April 29, 2008 though September 30, 2008.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Business Combinations - continued

In addition, the sellers agreed to satisfy and assume Maverick's bank indebtedness in the aggregate amount of $4,889,538 consisting of a $2,960,155 revolving line of credit maturing April 2008, a $1,584,375 term note due April 2011, and $345,008 oil and gas note due May 2009, using a portion of the cash received by them at closing. Following the closing, the Company was indebted to the sellers for these amounts under the identical terms of the bank loan agreements. On April 30, 2008, Maverick entered into extension and modification agreements with the sellers pursuant to which sellers agreed to defer principal payments of the $1.6 million term loan for six months and extend the maturity date to April 2013. The sellers also agreed to extend the maturity dates of the revolving line of credit and oil and gas note to 2010 and 2013, respectively. In addition, as of September 30, 2008, Maverick was not in compliance with the debt service coverage ratio contained in the loan agreements. On August 14, 2008, the sellers waived the Company's obligation to maintain this ratio through September 30, 2009.

The aggregate purchase price for Maverick reflected in the financials, including legal and other items, was $9,296,118. The results of operations of Maverick are included for the period from April 29, 2008 (the date of acquisition) to September 30, 2008 and for the three months ended September 30, 2008.

The following table details the allocation of the purchase price of the Maverick acquisition (stated in thousands).

Consideration:
Cash, including costs	$6,262
Cash Flow Notes - net of discount	3,034
$9,296

Recognized amount of assets acquired and liabilities assumed (stated in thousands):
Assets Acquired:
Cash	$622
Accounts receivable	4,296
Other current assets	157
Property and equipment	1,510
Goodwill	5,912
Intangible assets	5,522
18,019
Liabilities Assumed:
Accounts payable	(635)
Accrued expenses	(1,765)
Accrued payroll	(576)
Term notes and revolving line of credit	(5,223)
Capitalized lease obligations	(524)
(8,723)
Total net assets acquired	$9,296

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Business Combinations - continued

Unaudited Pro-Forma Financial Information

The following unaudited pro forma consolidated results of operations assume that the Maverick acquisition was completed as of January 1, 2008 for the periods shown below (stated in thousands, except for per share amount):

	Pro Forma Consolidated Results of Operations
	Revenue	(Loss) Before Income Taxes	Net (Loss)	(Loss) Per Share
Nine Months Ended September 30,
Pro forma 2008	$50,947	$(3,804)	$(2,560)	$(0.12)

Results of operations included Maverick for the full three month period ended September 30. 2008.

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

On October 26, 2007, the first installment of 178,572 of irrevocable shares was issued to Mr. Duncan. The Company was required to issue the second installment of 178,572 shares of its common stock on April 26, 2008. The Company has not issued these shares due to a dispute between the Company and Duncan with respect to other claims that Duncan has raised. In a letter addressed to the Company dated October 10, 2008, Duncan demanded payment of $7.7 million relating to all such claims, including payment in cash for shares for which he is not yet entitled at a valuation not provided for in the consulting agreement and significantly above current market price. The Company believes that these claims have no merit and will vigorously defend its position. Stock compensation expense in the amount of $848,215, based upon a closing price of $4.75 per share of the Company’s common stock on April 26, 2008 as quoted on the Electronic Bulletin Board, is included in marketing, general and administrative expense for the nine months ended September 30, 2008 and in other accrued liabilities on the balance sheet as of September 30, 2008.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Commitments - continued

e. Employment Agreements

The Company is obligated for minimum salaries pursuant to all executive and non-executive employment agreements as follows. This table excludes the cost of employee health benefits, payments of bonuses that are either discretionary or contingent upon performance criteria and stock based compensation arrangements:

Year Ending September 30:

2009	$1,053,000
2010	992,000
2011	684,000
2012	550,000
2013	278,000

$3,557,000

The company has entered into the following executive officer employment agreements:

•
In connection with completion by the Company of its acquisition of Maverick on April 29, 2008, as discussed in Note 4, the Company entered into an employment agreement with Robert Kovar pursuant to which Mr. Kovar was appointed as Chief Operating Officer of the Company and President of Maverick, a wholly-owned subsidiary. Mr. Kovar was Maverick’s founder and its president and chief executive officer prior to the acquisition. The employment agreement provides for an initial term of five years. Pursuant to the terms of the employment agreement, Mr. Kovar will be paid a $200,000 base annual salary and will be eligible for annual performance bonuses in such amount and at such times as determined by the Board or the compensation committee, in their sole discretion. In addition, pursuant to the employment agreement, Mr. Kovar was granted 50,000 options to purchase shares of Platinum’s common stock with an exercise price of $5.15 per share, the closing price on the date of grant, and will be granted an additional 50,000 stock options on each of the four succeeding anniversaries of the effective date of the employment agreement at the closing price on each anniversary date. The stock compensation expense of these options, using the Black-Scholes option pricing model to determine their fair market value, for the period from April 29, 2008 to September 30, 2008. All options will be issued pursuant to the Company’s 2006 Long Term Incentive

Plan and will be subject to a 5 year vesting schedule, with one-fifth of such options vesting on each anniversary of the date of grant, beginning April 29, 2009. Upon a change in control of the Company, the employment agreement provides that all options granted to Mr. Kovar will immediately vest.  Pursuant to the employment agreement, if Mr. Kovar’s employment is terminated by the Company without cause or Mr. Kovar terminates his employment for good reason, he will receive an 18 month severance package and his cash flow note (as defined in Note 4) will become immediately due and payable. If, however, Mr. Kovar’s employment is terminated for cause or Mr. Kovar terminates his employment without good reason, he will receive no severance package and his cash flow note will be cancelled. Mr. Kovar has also agreed that during the term of his employment with the Company and for an 18 month period thereafter, he will not compete with nor solicit employees of the Company. If Mr. Kovar breaches any of these obligations, he would forfeit his right to any severance payments and benefits to which he otherwise would be entitled.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Commitments - continued

On August 11, 2008, the Company entered into a five year employment agreement with Lisa Meier pursuant to which Ms. Meier was appointed as chief financial officer and treasurer of the Company. Pursuant to the terms of the employment agreement, Ms. Meier will be paid a $250,000 base annual salary, increasing by 5% annually. Ms. Meier will be eligible for an annual bonus as determined by the Board or a compensation committee of the Board which, in the event the Company has positive cash flow, will be at least $50,000. In addition, Ms. Meier will be eligible for a performance bonus based on certain predetermined budgeted goals. The target bonus for this purpose will be 50% of base salary. In addition, pursuant to the employment agreement, Ms. Meier was granted 50,000 incentive stock options to purchase shares of the Company’s common stock with an exercise price equal to the closing price on August 11, 2008, the date of grant, and will be granted an additional 50,000 stock options each year thereafter during the term of her employment. All options will be issued pursuant to the Company’s 2006 Long Term Incentive Plan and will be subject to a four year vesting schedule, with one-quarter of such options vesting on each anniversary of the date of grant, beginning August 11, 2009. Upon a change in control of the Company, the employment agreement provides that all options granted to Ms. Meier will immediately vest. Pursuant to the employment agreement, if Ms. Meier’s employment is terminated by the Company without cause or Ms. Meier terminates her employment for good reason, she will receive an 18 month severance package. If, however, Ms. Meier’s employment is terminated by the Company for cause or Ms. Meier terminates her employment without good reason, she will receive no severance package. Ms. Meier has also agreed that during the term of her employment with the Company and for an 18 month period thereafter, she will not compete with the Company nor solicit employees of the Company. If Ms. Meier breaches any of these obligations, she would forfeit her right to any severance payments and benefits to which she otherwise would be entitled.

•	Platenergy Services and Infrastructure

Platenergy Services and Infrastructure (“PSI”) is a proposed new business that Ms. Meier will help develop in the oilfield services industry.  Pursuant to the employment agreement, Ms. Meier will also be appointed President of PSI. PSI’s business plan is to develop products, services and solutions to optimize customer performance in a safe and environmentally sound manner. PSI has entered into a restricted stock agreement with Ms Meier pursuant to which Ms. Meier will be issued 50 restricted shares of PSI’s common stock, representing 5% of the outstanding shares of PSI common stock on the date of the agreement. Under the agreement, and assuming continued employment under her employment agreement, the shares will be subject to a four year vesting schedule, with one-quarter of such shares to be released on each anniversary of the date of issue.   All shares will be released from restriction upon a sale of the PSI business.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Commitments - continued

f. Operating leases

The Company leases its general office space and equipment under non-cancellable operating leases that expire through August 2012. The obligations presented below include the operating leases associated with the Maverick acquisition (stated in thousands):

For the Year Ending September 30:
2009	$907
2010	919
2011	935
2012	760
$3,521

Rent expense amounted to approximately $385,000 for the period ending September 30, 2008.

g. Capitalized leases

Maverick leases office equipment and vehicles under capital lease agreements. Depreciation expense for capital leases is included with depreciation on property.

The cost and accumulated depreciation of capital leases, included in property and equipment at September 30, 2008, is as follows (stated in thousands):

For the Year Ending September 30, 2008:
Office equipment and furniture	$885
Vehicles	372
1,257
Less: Accumulated depreciation	730
$527

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Commitments - continued

g. Capitalized leases

The following is a schedule of future minimum lease payments under capitalized leases together with the present value of the net minimum lease payments at September 30, 2008 (stated in thousands):

For the Year Ending September 30:
2009	$257
2010	168
2011	121
2012	61
Total minimum lease payments	607
Less: Amount representing interest	119
Current value of minimum lease payments	488
Less: Current maturities	217
$271

The effective interest rate on capitalized leases ranges from 5% - 27%.

Note 6 - Long-Term Debt

  On March 14, 2008, two operating subsidiaries of the Company entered into a new credit facility with a bank, establishing a revolving line of credit with an initial borrowing base of $35 million. The revolving line of credit is secured by the co-borrowers’ oil and gas properties and will be used to facilitate the execution of the two entities’ drilling and acquisition programs. The line bears interest at the bank’s base rate or LIBOR, plus a margin which varies with the ratio of the co-borrowers’ outstanding borrowings against the defined borrowing base, ranging from 1.5% to 2.25%. The co-borrowers’ can choose periodically to change the interest rate base which applies to outstanding borrowings. Under the terms of revolving line of credit agreement, the co-borrowers must maintain certain financial ratios, must repay any amounts due in excess of the borrowing base, and may not declare any dividends or enter into any transactions resulting in a change in control, without the bank’s consent. The Company, as the parent company, is not a co-borrower or guarantor of the line, and transfers from the co-borrowers to the parent company are limited to (i) $1 million per fiscal year to the parent for management fees, and (ii) the repayment of up to $2 million per fiscal year in subordinate indebtedness owed to the parent. As of September 30, 2008 there was approximately $9 million outstanding under the revolving line of credit, bearing interest at the bank’s base rate, which was 4.5%. The entire $9 million outstanding balance is classified as long term debt in the accompanying financial statements. The facility expires in March, 2012. In conjunction with the execution of the new line of credit and as required under the terms of the new credit facility, the Company novated its existing hedge positions from its existing counterparty over to the bank under terms satisfactory to the Company. In connection with establishing the line of credit, the bank received a commitment fee of $87,500 and a fee of $60,229 for its expenses in connection with the aforementioned novation. In addition, the co-borrowers are obligated to the bank for a monthly fee of any unused portion of the line of credit at the rate of 0.25% per annum.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Long-Term Debt - continued

In conjunction with and simultaneous to the establishment of the new bank credit facility, the previously existing $5 million line of credit with another bank was terminated. No outstanding borrowings existed at the time of the termination of this previous arrangement.

In connection with the Pleasanton acquisition as more fully described in Note 4, the Company entered into a settlement agreement for $1,000,000 in order to secure clear title to the properties acquired, of which it paid $450,000 cash and issued its note for the balance in the amount of $550,000. The note bears interest at 12% per annum, and is subject to monthly payments beginning June 1, 2008 of an amount equal to ½ of the net proceeds from production attributable to the Company’s interest in the purchased leasehold or $30,000, whichever is greater, until the note is paid in full. The long term portion of the note at September 30, 2008 was approximately $106,000.

The following table sets forth the Company’s long-term debt position as of September 30, 2008 (stated in thousands):

Oil and gas revolving line of credit		$9,009
Notes payable, Pleasanton agreement		432
Revolving line of credit to former shareholders - Maverick	(a)	3,249
Term note to former shareholders - Maverick	(b)	305
Second term note to former shareholders - Maverick	(c)	1,544
Notes payable to third party - Maverick	(d)	305
		$14,844
Less: Current maturities		1,026
Long-term debt		$13,818

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Long-Term Debt - continued

Annual maturities of indebtedness included in this Footnote 6 at September 30, 2008 are as follows (stated in thousands):

For the Year Ending September 30,
2009	$1,026
2010	3,747
2011	360
2012	9,290
2013	421
$14,844

 Note 7 - Marketing Arrangements and Segment Information

With the consummation of the Maverick acquisition, in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company considers itself to be in two lines of business - (i) as an independent oil and gas exploration and production company and (ii) as an engineering services company.

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
(ii) Maverick provides engineering and construction services primarily for three types of clients: (1) upstream oil & gas, domestic oil and gas producers and pipeline companies; (2) industrial, petrochemical and refining plants; and (3) infrastructure, private and public sectors, including state municipalities, cities, and port authorities. Maverick operates out of facilities headquartered in Victoria, Texas and operates primarily in Texas. The types of services provided include project management, engineering, procurement, and construction management services to both the public and private sectors, including the oil and gas business in which the Company is engaged. Maverick is based in south Texas with offices in Corpus Christi, Victoria and Houston.

The following table presents selected financial information for the Company’s operating segments (stated in thousands):
.
	Exploration			Intercompany	Consolidated
	and Production	Engineering	Parent	Eliminations	Total
For the Three Months Ended
September 30, 2008:
Revenues	$10,957	$7,131	$-	$(960)	$17,128
Intersegment revenues	-	(960)	-	960	-
Total revenues	$10,957	$6,171	$-	$-	$17,128
Income (loss) before income taxes	$18,225	$(621)	$828	$130	$18,562
For the Nine Months Ended
September 30, 2008:
Revenues	$28,961	$12,300	$-	$(1,248)	$40,013
Intersegment revenues	-	(1,248)	-	1,248	-
Total revenues	$28,961	$11,052	$-	$-	$40,013
Income (loss) before income taxes	$853	(863)	$(2,897)	$(235)	$(3,142)
As of September 30, 2008:
Total assets	$207,218	$16,866	$143,102	$(141,143)	$226,043
As of December 31, 2007:
Total assets	$180,687	$-	$144,674	$(126,972)	$198,389

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

Presented below is a summary of the Company’s crude oil and natural gas derivative financial contracts at September 30, 2008 and December 31, 2007, with crude oil prices expressed in dollars per barrel of crude oil and notional crude oil volumes in barrels of crude oil per year; and natural gas prices expressed in dollars per million British thermal units ($/MMBtu) and notional natural gas volumes in million British thermal units per year (MMBtuy). As indicated, The Company does not have any financial derivative contracts that extend beyond December 2012.

The total fair value of the crude oil and natural gas financial derivative contracts at September 30, 2008, was a liability of approximately $4.6 million as follows:

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Price, Interest Rate and Credit Risk Management Activities - continued

Period Ended September 30,	Instrument Type	Total Volumes(MMBTU/BBL)	Weighted Average(Floor/Ceiling)	Fair Value Asset/(Liability) (stated in thousands)

2009	Gas Collar	6,462	5.00/11.02	$0
	Gas Call Option Sold	6,462	9.10	0
	Gas Call Option Purchased	6,462	12.00	0
	Gas Put Option Sold	6,462	5.00	0
	Gas Put Option Purchased	6,462	6.00	0
	Oil Collar	22,500	40.00/72.10	(674)
	Oil Call Option Sold	25,000	67.00	(874)
	Oil Call Option Purchased	25,000	72.10	749
	Oil Swaps	90,000	71.00	(2,729)

2010	Oil Swaps	120,000	71.00/95.50	(1,717)
	Oil Put Option Purchased	180,000	75.00/85.00	1,348

2011	Oil Swaps	120,000	95.25/95.50	(1,086)
	Oil Put Option Purchased	200,000	75.00/80.00/85.00	1,557

2012	Oil Swaps	120,000	95.25/95.00	(1,102)
	Oil Put Option Purchased	30,000	80.00	247

2013	Oil Swaps	30,000	95.00	(275)
	Total fair value liability
				$(4,556)

The fair value of Platinum's financial derivate contracts at September 30, 2008 are shown in the accompanying financial statements as follows (in thousands):

Fair value of commodity derivative:
Current portion	$(3,528)
Long-term portion	(1,028)

Total fair value liability	$(4,556)

The total fair value of the crude oil and natural gas financial derivative contracts at December 31, 2007, was a liability of approximately $3.0 million as follows:

Period	Instrument Type	Total Volumes (MMBTU/BBL)	Weighted Average (Floor/Ceiling)	Fair Value Asset/ (Liability) (stated in thousands)
2008	Gas Collar	64,615	5.00/11.02	$(25)
	Gas Call Option Sold	64,615	9.10	(128)
	Gas Call Option Purchased	64,615	12.00	36
	Gas Put Option Sold	64,615	5.00	(11)
	Gas Put Option Purchased	64,615	6.00	46
	Oil Collar	113,502	40.00/72.10	(2,455)
	Oil Call Option Sold	125,000	67.00	(3,282)
	Oil Call Option Purchased	125,000	72.10	2,703

2009	Oil Swaps	120,000	71.00	(1,928)

2010	Oil Put Option Purchased	120,000	75.00	1,015

2011	Oil Put Option Purchased	120,000	80.00	986
	Total fair value liability			$(3,043)

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

The following table summarizes the estimated fair value of financial instruments and related transactions September 30, 2008 and December 31, 2007 (stated in thousands): (The carrying amount and the fair value (1) are the same for each period reported.)

	September 30, 2008	December 31, 2007
NYMEX-Related Commodity Derivative
Market Positions (1)	$(4,556)	$(3,043)

(1)
Estimated fair values have been determined by using available market data and valuation methodologies. Judgment is required in interpreting market data and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Oil and Gas Properties

The following table sets forth the Company’s costs incurred in oil and gas property acquisition, exploration and development activities for the period from January 1, 2008 through September 30, 2008 (stated in thousands):

Balance at January 1, 2008:	$170,572
Acquisition of properties
Proved	7,489
Unproved	1,000
Adjustment to purchase price of oil and gas properties	4,640
Exploration Costs	1,025

Development Costs	15,451

Balance at September 30, 2008:	$200,177

The following table sets forth the Company’s capitalized costs relating to oil and gas producing activities at September 30, 2008 (stated in thousands):

Proved oil and gas properties	$199,177
Unproved oil and gas properties	1,000
200,177

Accumulated depletion	(8,045)

Net capitalized costs at September 30, 2008	$192,132

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Benefit Plan

Prior to its acquisition by the Company, Maverick adopted a defined contribution plan under Section 401(k) of the Internal Revenue Code for the benefit of all employees who have met certain length-of-service requirements. Under this plan, Maverick employees may elect to make contributions pursuant to a salary reduction agreement. Each year, Maverick may make a matching contribution to the plan on behalf of the participating employees. Employer contributions to the plan are discretionary. For the period from April 29, 2008 to September 30, 2008 and for the three months ended September 30, 2008, employer contributions charged to operations totaled approximately $286,000 and 173,000, respectively.

Note 12 - Subsequent Events

•
In connection with the Pleasanton transaction (see Note 4), in October 2008, the Company paid $200,000 to the seller as additional purchase price in connection with the Pleasanton transaction. This payment represented a final compromise of certain disputes related to title issues and relieved the Company of the obligation to pay an additional $300,000 that would otherwise would have been payable. See Notes 4 and 6 for a description of these matters. This payment was accrued and included in current liabilities in the accompanying balance sheet as of September 30, 2008

•
On October 23, 2008, Robert Kovar, Chief Operating Officer, delivered to the Company a written notice pursuant to his Employment Agreement with the Company dated as of April 29, 2008, which the Company believes constitutes notice of his intention to terminate his employment with the Company.

•
On October 23, 2008, Lisa Meier, Chief Financial Officer, Treasurer and Secretary, delivered to the Company a communication indicating her intention to resign her employment with the Company. On November 13, 2008 Ms. Meier delivered a subsequent communication to the Company indicating her election to remain with the Company in her current positions.

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

On October 26, 2007, we acquired substantially all of the assets and assumed substantially all of the liabilities of Tandem. Prior to that time, we were a blank check company with no operations and no net revenues. On April 29, 2008 we acquired 100% of the stock of Maverick Engineering, Inc. (Maverick), a full-service engineering services company.

Set forth below are:

  (A)   A discussion of the results of operations for Platinum for the three months and nine months ended September 30, 2008 as compared to the three months and nine months ended September 30, 2007. Included within the results of operations for the comparative periods are the results of operations of the oil and gas properties we purchased, as well as the operations of Maverick, from their respective dates of acquisition

(B) A comparison of certain summarized historical information of our oil and gas subsidiaries for the quarter ended September 30, 2008 with the quarters ended June 30, 2008 and March 31, 2008, in order to provide the reader with certain meaningful analytical data.

(C) A discussion of the engineering services company (Maverick) for the period from the date of acquisition (April 29, 2008) through June 30, 2008 and the quarter ended September 30, 2008.

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

(ii)
Through our wholly-owned Maverick operation, we provide engineering and construction services primarily for three types of clients: (1) upstream oil and gas, domestic oil and gas producers and pipeline companies; (2) industrial, petrochemical and refining plants; and (3) infrastructure, private and public sectors, including state municipalities, cities, and port authorities. Maverick operates out of facilities headquartered in Victoria, Texas and operates primarily in Texas. The types of services provided include project management, engineering, procurement, and construction management services to both the public and private sectors, including the oil and gas business in which we are engaged as described above. Maverick is based in south Texas with offices in Corpus Christi, Victoria, and Houston.

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

We believe that the economic climate in the domestic oil and gas industry continues to be suitable for our business model. As has been demonstrated by recent market events, oil and gas prices are typically volatile and are subject to market fluctuations. We continue to believe, however, that supply and demand fundamentals in the energy marketplace provide us with the economic incentives necessary for us to assume the risks we face in our search for oil and gas reserves. While profit margins remain currently favorable at today’s prices, we cannot guarantee that rising finding costs, production costs, and depletion expense will not affect our future success. With the recent decline in market prices of oil and natural gas and increases in these costs may have an even greater impact on our profit margins. Specifically, our revenue, cash flow from operations and future growth depend substantially on many factors, including those beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. Because of these factors, we continuously seek ways to reduce exposure to the volatility in oil and natural gas prices. Our strategy is to hedge a portion of our expected future oil and natural gas production, using a mixture of calls, puts, forward contracts and other derivative instruments, to reduce our exposure to fluctuations in commodity price. In April 2008, we entered into derivative transactions to put 360,000 barrels of oil to the counter party at the rate of 10,000 barrels per month in the period January 2010 through December 2012 at prices between $95.00 to $95.50 per barrel. As of November 10, 2008 the price of a barrel of oil was $62.41, representing an unrealized gain of approximately $16.6 million since September 30, 2008. The actual price of oil upon delivery over the future periods which will be determinant of the actual gain of loss to be realized by the Company cannot be predicted at this time.

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

 (A) - Results of Operations - Platinum

For the three and nine month periods ended September 30, 2008 as compared to the three month and nine month periods ended September 30, 2007

We were a blank check company for the periods ended in 2007 and consequently had no operations and no net operating results. For the three months and nine months ended September 30, 2008 , our results of operations included those of the oil and gas entities acquired on and subsequent to October 26, 2007 for the 2008 periods and those of our engineering services business, Maverick, from its dates of acquisition on April 29, 2008 through September 30, 2008. See “Business - Growth Strategy” beginning on page 5 and Note 4 to the consolidated financial statements on page F1-14 in our Form 10K/A for the year ended December 31, 2007 filed on April 15, 2008 and Note 4 included elsewhere herein.. For a comparison of results of operations relating to our oil and natural gas assets, see “Results of Operations - Oil and Gas” below.

With respect to our results of operations excluding our oil and natural gas assets and the engineering services business (Maverick), we had no net operating revenues during the 2008 or 2007 periods. Our general and administrative expenses other than those attributable to our oil and natural gas assets and our engineering services business for the three and nine month periods ended September 30, 2008 was $841,000 and $3,074,000 (of the $1.625 million and $7.126 million of general and administrative expenses included in our condensed consolidated results for the corresponding periods) as compared to approximately $98,000 and $397,000 in the three and nine month periods ended September 30, 2007

For the nine months ended September 30, 2008, we were the parent of an operating business, while we had no such operation in the comparable period of the preceding year resulting in a general significant increase in expenses, as discussed in the following sentences. The increase of $ 743,000 and $2,646,000 in such expenses for the three and nine month periods ended September 30, 2008, respectively as compared to the three and nine month periods ended September 30, 2007 is attributable to (i) an increase of $ 0 and $848,000 in stock compensation expense incurred in the three and nine month periods ended September 30, 2008 as compared to comparable periods of 2007 related to a consulting arrangement and an employment agreement (See Note 5 to the condensed consolidated financial statements) and (ii), officers’ and other salaries (including the CEO, COO, CFO, controller and IT employee hired in the period) of $287,000 and $518,000 as compared to $0 and $0 for the comparable periods of the preceding year; legal and accounting (including independent auditors and other accounting services) of $317,000 and $1,236,000 in the three and nine month periods ended September 30, 2008 as compared to $38,000 and $206,000 for the comparable periods of the preceding year. A general increase of other administrative expenses for investor relations, travel and entertainment, transfer agent fees, postage, printing and miscellaneous, partially offset by the elimination of sponsor allocated costs incurred in 2007 also contributed to the increase. Results of operations for the three months and nine months ended September 30, 2008 included interest income of $10,000 and $127,000, respectively as compared to $773,000 and $2,238,000 in the comparable periods of the preceding year. In 2007 substantial interest was earned on funds held trust for the benefit of public shareholders prior to the closing of the Tandem Acquisition. The use of funds for the Tandem and other acquisitions, and towards operating expenses resulted in a substantial decrease in cash at September 30, 2008 as compared to earlier periods. We incurred a noncash charge for interest expense of $93,000 in 2008 related to the accretion of debt discount on the cash flow notes issued in the Maverick acquisition (see Note 4).

We also incurred unrealized gains of $1,715,000 and $142,000 for the three and nine month periods ended September 30, 2008, respectively, as compared to $0 in comparable periods of 2007 on the increase in the value of certain put options on crude oil we purchased in December 2007 and January 2008 for an aggregate of $3,035,000. We have experienced great volatility in the value of these derivative instruments as a result of the fluctuation in the price of crude oil.

(B) - Results of Operations - Oil and Gas

The following summary of oil and gas revenues and lease and other operating expenses for the periods indicated is provided for comparative purposes. These comparative results are for the three month periods ended September 30, 2008, June 30, 2008 and March 31, 2008. As indicated in the preceding paragraph, since our results for each of the three months ended in the nine month period ended September 30, 2007 are not in any way comparable to the comparable periods in, we believe that the comparison of our current operating data to the immediately preceding period would provide more relevant information to assist in evaluating our Company.

Comparison of the Three Months Ended September 30, 2008 to the Three Months Ended June 30, 2008 and to the Three Months ended March 31, 2008

Any reference in this comparison to the third quarter relates to the three months ended September 30, 2008, any reference to the second quarter relates to the three months ended June 30, 2008 and any reference to the first quarter relates to the three months ended March 31, 2008, unless otherwise indicated.

Our revenues from oil and natural gas sales for the three months ended September 30, 2008 were $10.9 million; for the three months ended June 30, 2008 were $10.7 million and for the three months ended March 31, 2008 were $7.1 million. The modest increase in oil and gas revenues in the third quarter as compared to the second quarter resulted from an increase in production on a Boe basis offset by a decrease in commodity prices. The 50% increase in oil and gas revenues in the second quarter as compared to the first quarter was due to an increase in commodity prices as well as to an increase in production on a Boe basis during the second quarter. The average gas prices for the third, second, and first quarters were $9.53, $11.11, and $8.19 per Mcf, respectively. Production on a Boe basis during each of the third, second, and first quarters was 115,038, 110,831 and 88,239, respectively. This represents a 14% increase in each of the second and third quarters over the previous quarter. The production increase is due primarily to our active drilling programs in our Batson and Ballard fields. Although drilling activity has slowed in the latest quarter, we have been able to maintain our production by re-working older well bores, and upgrading our equipment and facilities.

Oil and gas production costs in the form of lease operating expense on a Boe basis increased 26% from $28.68 per Boe during the second quarter to $36.25 per Boe during the third quarter and increased 4.2% from $27.53 per Boe during the first quarter to $28.68 per Boe during the second quarter. The increase can be attributable to several factors. We continue to expend resources related to environmental clean-up efforts across our assets. Additionally, and in order to increase production, we have been concentrating resources to bring back wells that have been offline for mechanical reasons, and have ramped up our chemical treating program in an effort to extend the life of our down-hole equipment and facilities. The increase on a Boe basis would have been higher, except that our previously discussed drilling, workover and maintenance operations have resulted in an increase in production. Other factors outside management control, such as third party service availability and the availability of adequate technical and field staff, could have an adverse effect on lease operating costs in the future.

Depletion expense for oil and gas properties increased approximately $400,000, or 14%, during the third quarter as compared to the second quarter and $250,000, or 14%, during the second quarter compared to the first quarter. The increase during the second quarter was attributable to property additions, increased production, which converts to a higher depletion rate, and a significant increase in the future development costs related to our proved undeveloped locations revised as of June 30, and primarily to property additions in the third quarter.

General and administrative costs for the oil and gas entities increased approximately $390,000, or 35%, during the third quarter as compared to the second quarter and decreased approximately $50,000, or 5%, during the second quarter compared to the first quarter. The third quarter increase was due primarily to an increase in our staff to facilitate an anticipated aggressive growth scenario along with additional staff to accommodate our safety and environmental focus.

We also incurred a net gain of approximately $16.2 million for the third quarter 2008 as compared to approximately $21.5 million in losses during the second quarter 2008 resulting from the changes in the fair value of certain hedge contracts on crude oil and natural gas. We incurred approximately $2 million in hedging losses during the first quarter 2008.

(C) - Results of Operations - Engineering Services (Maverick)

Revenues for the three months ended September 30, 2008 and for the period since the acquisition (April 29, 2008 - September 30, 2008) were $7.1 million and 12.3 million respectively. Gross margin performance for these periods was 1.2% and 10.6%, respectively. Declining gross margin performance for these periods’ results from an unusual convergence of contemporaneous weakness in all of our business segments for unrelated reasons. The oil and gas business is feeling the full impact of project deferrals and slowdowns in work from some our traditional clients, which started to become evident earlier this year. The industrial division was adversely impacted by capital budget cuts in the refining market plus the decision by Valero to seek strategic alternatives for its Aruba refinery, with a resulting deferral of some project work there. The infrastructure business was adversely impacted by a four-month delay in commencement of a major road project, and elimination of all of our TxDOT survey business due to state government fiscal concerns. Overall third quarter results were negatively affected by Hurricane Ike as a result of lost or deferred business and the continuation of compensation to our employees during this period. Engineering services reported pretax losses of $621,000 and $863,000 in the three months ended September 30, 2008 and for the period April 29, 2008 to September 30, 2008, including amortization expense of $213,000 and $354,000 for these periods, respectively, associated with the intangible assets acquired.

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

The following additional events occurred or had an impact during the nine months ended September 30, 2008 or may have an impact on our liquidity in future periods:

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

c. As part of our overall business strategy (See Note 4, Business Combinations to the condensed consolidated financial statements), we continued our program of strategic acquisitions and investment opportunities that complement our existing business. We made various acquisitions of oil and gas properties and businesses in the nine month period ended September 30, 2008, summarized as follows:

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

•
In January 2008, we acquired a 70% working interest in the Pleasanton field for approximately $6.3 million (including all subsequent payment described. $2.5 million of the purchase price was paid in December 2007 and recorded as a deposit on the December 31, 2007 balance sheet. An additional $2.5 million of the purchase price was paid in January 2008, including direct transaction costs.. The Pleasanton Field is a non-producing field of approximately 4,200 acres in Atascosa County, Texas. The field contains previously drilled and abandoned wells. In connection with the Pleasanton acquisition, in April 2008 we entered into a settlement agreement for $1,000,000 in order to secure clear title to the properties acquired, of which we paid $450,000 cash and issued our note for the balance in the amount of $550,000. See Note 6 for a further description of consideration paid. The note bears interest at 12% per annum, and is subject to monthly payments beginning June 1, 2008 of an amount equal to ½ of the net proceeds from production attributable to our interest in the purchased leasehold or $30,000, whichever is greater, until the note is paid in full. In addition, the Company paid an additional $200,000 to the seller in October 2008 in final settlement of certain disputes, which is included as a liability in the accompanying September 30, 2008 unaudited balance sheet;

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

•
In June, 2008 we purchased a 25% non-operated working interest in an acreage position (Lacy prospect) in Nueces County, Texas for $400,000. The agreement contains a requirement for the drilling of the initial test well to a depth of 9,500.

d.   On March 14, 2008, two of our oil and natural gas operating subsidiaries, Tandem Energy Corporation and PER Gulf Coast, Inc. entered into a new credit facility with the Bank of Texas, establishing a revolving line of credit with an initial borrowing base of $35 million. The revolving line of credit is secured by the oil and gas properties and will be used to facilitate the execution of our drilling and acquisition programs. The line bears interest at the bank’s base rate or LIBOR, plus a margin which varies with the ratio of the outstanding borrowings against the defined borrowing base, ranging from 1.50% to 2.25%. These oil and gas subsidiaries can choose periodically to change the interest rate base which applies to outstanding borrowings. Under the terms of revolving line of credit agreement, they must maintain certain financial ratios, must repay any amounts due in excess of the borrowing base, and may not declare any dividends or enter into any transactions resulting in a change in control, without the bank’s consent. As the parent company, we are not a co-borrower or guarantor of the line, and transfers from the oil and gas operations to us are limited to (i) $1 million per fiscal year for management fees, and (ii) the repayment of up to $2 million per fiscal year in subordinate indebtedness owed to us. As of September 30, 2008, there was approximately $9 million outstanding under the revolving line of credit. In conjunction with the execution of the new line of credit, and as required under the terms of the new credit facility, we novated our existing hedge positions from our existing counterparty over to the Bank of Texas under terms satisfactory to us. In addition, there is an obligation to the bank for a monthly fee for any unused portion of the line of credit at the rate of 0.25% per annum. The unused portion of this revolving line of credit of approximately $26 million remains available. As of November 10, 2008, the indebtedness to the banks has increased to approximately $11 million. The unused portion of this revolving line of credit of approximately $24 million remains available.

e.   On April 29, 2008, we completed the acquisition of Maverick. The aggregate consideration paid in the merger was $6 million in cash and $5 million to be paid over the next 6 years pursuant to non-interest bearing cash flow notes, subject to certain escrows, holdbacks and post-closing adjustments. Provisions of the cash flow notes require quarterly payments commencing in June 2008 to the noteholders pro rata equal to 50% of the pre-tax net income, as defined, generated by the Maverick business on a stand alone basis in the prior quarter. Payment of the cash flow notes can be accelerated by certain events, including a change in control. The balance of the cash flow notes remaining unpaid upon maturity, if any, will be converted into a 12 month self amortizing note bearing interest at the annual rate of 2% over the bank’s prime rate. In addition, we will assume Maverick’s indebtedness under certain bank and loan arrangements, which aggregate balances approximated $4.5 million at January 31, 2008. In addition, the sellers agreed to satisfy and assume Maverick's bank indebtedness in the aggregate amount of $4.9 million consisting of a $3 million revolving line of credit maturing April 2008, a $1.6 million term note due April 2011, and $.3 million oil and gas note due May 2009, using a portion of the cash received by them at closing. Following the closing, the Company was indebted to the sellers for these amounts under the identical terms of the bank loan agreements. On April 30, 2008, Maverick entered into extension and modification agreements with the sellers pursuant to which sellers agreed to defer principal payments of the $1.6 million term loan for six months and extend the maturity date to April 2013. The sellers also agreed to extend the maturity dates of the revolving line of credit and oil and gas note to 2010 and 2013, respectively. In addition, as of Maverick has received waivers of its noncompliance with the debt service coverage ratio contained in the loan agreements. The sellers waived the Company's obligation to maintain this ratio through September 30, 2009.

The cash flow notes will be payable quarterly at the rate of 50% of pre-tax net income, as defined, generated by the Maverick business on a stand-alone basis in the preceding quarter. No such payment was required through September 30, 3008. Payment can be accelerated by certain events, including change in control of the Company, separation of Robert Kovar or a change in the corporate structure of Maverick. See Note 12. As of September 30, 2008, the cash flow notes were reduced by the amount of the working capital post closing adjustment which was determined by the Company to be $645,596. This amount may be subject to modification as may be agreed between the parties. In addition, on the date of acquisition, a discount to present value in the amount of $1,320,404 has been recorded in the accompanying financial statements and deducted from the cash flow notes as these notes are non-interest bearing for the initial 5 years of their term. As a result, the net book value of the notes on April 29, 2008 and September 30, 2008 was $3,034,000 and $3,126,767, respectively, after the accretion of the debt discount in the amount of $92,767 in the period from April 29, 2008 though September 30, 2008.

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

Pursuant to the employment agreement, if Mr. Kovar’s employment is terminated by us without cause or Mr. Kovar terminates his employment for good reason (as defined in the agreement), he will receive an 18 month severance package and his cash flow note will become immediately due and payable. If, however, Mr. Kovar’s employment is terminated by us for cause or Mr. Kovar terminates his employment without good reason, he will receive no severance package and his cash flow note will be cancelled.

On October 23, 2008, Robert Kovar, Chief Operating Officer, delivered to us a written notice pursuant to his employment agreement, which we believe constitutes notice of his intention to terminate his employment with us.

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

On October 23, 2008, Lisa Meier, Chief Financial Officer, Treasurer and Secretary, delivered to the Company a communication indicating her intention to resign her employment with the Company. On November 13, 2008, Ms. Meier delivered a subsequent communication to the Company indicating her election to remain with the Company in her current position.

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

The Company is obligated for minimum salaries pursuant to all executive and non-executive employment agreements as follows. This table excludes the cost of employee health benefits, payments of bonuses that are either discretionary or contingent upon performance criteria and stock based compensation arrangements:

Period Ending September 30:

2009	$1,053,000
2010	992,000
2011	684,000
2012	550,000
2013	278,000

$3,557,000

Supplemental Oil and Gas Information

The following information is intended to supplement the consolidated financial statements included in this report with data that is not readily available from those statements.

	Three Months Ended			Year to Date
	March 31, 2008	June 30, 2008	September 30, 2008	September 30, 2008
Production
Oil (Bls)	58,707	71,508	73,554	203,769
Gas (Mcf)	177,189	175,936	248,904	602,029
Boe (Bls)	88,239	100,831	115,038	304,108

Average Prices
Oil ($/Bbl)	$96.83	$122.22	$115.40	$112.44
Gas ($/Mcf)	$8.19	$11.11	$9.53	$9.60

Average Lifting Cost
Per Boe	$27.53	$28.68	$36.25	$31.21

Capital Expenditures - Oil and Gas Development

The reserve report prepared as of December 31, 2007 assumes that we will expend approximately $19.4 million in expenditures in 2008 to exploit oil and gas opportunities identified as part of the Company’s portfolio, with a primary focus of converting undeveloped potential into producing oil and gas, thereby generating new cash flows. The execution of the exploitation program is dependent on the availability of technical and field staff, product pricing, rig availability and an implementation of corporate strategy. Through September 30, 2008 we have incurred approximately $16.7 million of these expenditures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Contractual Obligations

In connection with the October 26, 2007 Tandem acquisition, we entered into an agreement with Mr. Lance Duncan, for consulting services, including investigation and evaluation of possible future acquisitions. Under the terms of the consulting agreement, Mr. Duncan’s services were valued at $5 million. We agreed to issue to Mr. Duncan a total of 714,286 shares (based upon a $7 per share valuation at that date) of our restricted common stock, 25% to be issued upon commencement of services and the remainder in semi-annual installments of 25% each over the eighteen month term of the agreement. As per the terms of the agreement, each installment will be paid with 178,572 shares of our common stock, based on payments of $1,250,000 valued at a fixed price of $7.00 per share.

On October 26, 2007, the first installment of 178,572 of irrevocable restricted shares was issued to Mr. Duncan. We were required to issue the second installment of 178,572 shares of our common stock on April 26, 2008. The Company has not issued these shares due to a dispute between the Company and Duncan with respect to other claims that Duncan has raised. In a letter addressed to the Company dated October 10, 2008, Duncan demanded payment of $7.7 million relating to all such claims, including payment in cash for shares for which he is not yet entitled at a valuation not provided for in the consulting agreement and significantly above current market price. The Company believes that these claims have no merit and will vigorously defend its position. Stock compensation expense in the amount of $848,215, based upon a closing price of $4.75 per share on April 26, 2008 as quoted on the OTC Bulletin Board, is reflected in our financial statements for the three and nine month periods ended September 30, 2008.

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

Hedging Activities

From time to time, we utilize derivative instruments, consisting of swaps, floors and collars, to attempt to reduce our exposure to changes in commodity prices and interest rates. We account for our derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires that all derivative instruments be recognized as assets or liabilities in the balance sheet, measured at fair value. The accounting for changes in the fair value of a derivative depends on both the intended purpose and the formal designation of the derivative. Designation is established at the inception of a derivative, but subsequent changes to the designation are permitted. We have elected not to designate any of our derivative financial contracts as accounting hedges and, accordingly, account for these derivative financial contracts using mark-to-market accounting. Changes in fair value of derivative instruments which are not designated as cash flow hedges are recorded in other income (expense) as changes in fair value of derivatives. Hedging is a strategy that can help a company to mitigate the volatility of oil and gas prices by limiting its losses if oil and gas prices decline; however, this strategy may also limit the potential gains that a company could realize if oil and gas prices increase. Historically, certain “costless collars” executed in June 2005 and swaps executed in mid 2006 by our predecessor in interest were employed to protect such predecessor and its creditors from exposure to lower oil and gas prices. However, as a result of those positions, we have and may continue to periodically incur settlement losses associated with the ceiling component of such hedges as oil prices have increased during 2007 and in 2008. For the three and nine months ended September 30, 2008, we reported derivative losses of $9.8 and $11.8 million, respectively. In the period from September 30, 2008 through November 10, 2008, as a result of a decrease in the price of crude oil, these derivative instruments experienced an unrealized increase in value of approximately $16.6 million on a consolidated basis.

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

Interest Rate Risk

At September 30,2008 our oil and gas subsidiaries had approximately $9 million in outstanding borrowings associated with their credit facility with a major bank and our engineering services company had $5.1 million in outstanding borrowings under a revolving credit facility and term notes with the selling shareholders in the acquisition of that business. To the extent we have debt outstanding, we will be subject to risk of interest rate changes that would impact our future results of operations and cash flows.

Price Risks

See Note 8 within the financial statements in Item 1 for a description of our price risks and price risk management activities.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including the Company principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of September 30, 2008.

As disclosed in our Current Report on Form 8-K filed on October 31, 2008, management discovered an error in reporting certain commodity hedges that were entered into in April 2008 but inadvertently omitted from the reported second quarter 2008 financial results. As a result of this error the Company restated its previously reported unaudited consolidated financial statements for the three and six months periods ended June 30, 2008 in our Quarterly Report on a Form 10-Q/A for the period ended June 30, 2008, filed on November 14, 2008.

In connection with this restatement, management of the Company, including our principal executive officer and principal financial officer, determined that we had a material weakness in our system of internal control over financial reporting, which weakness related to the monitoring and timely recording of oil and gas derivative hedging transactions in our financial statements. As a result of this material weakness, management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were not effective as of September 30, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting. Subsequent to the end of the third quarter and as a result of the restatement, we have made the following improvements and implemented the following policies and procedures:

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

•  Establishment of a formal disclosure committee of the board of directors; and

•  Appointed a new in house counsel.

OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes to the legal proceedings previously disclosed in the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2008.

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

None

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

PLATINUM ENERGY RESOURCES, INC.

Date: November 14, 2008	By:	/s/ Barry Kostiner
Barry Kostiner Chief Executive Officer

By:	/s/ Lisa Meier
Lisa Meier Chief Financial Officer