Form 10-K
period 2008-12-31
PLATINUM ENERGY RESOURCES INC
filed 2009-06-01
CIK 1329605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission file number: 000-51553

PLATINUM ENERGY RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	14-1928384
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11490 Westheimer Road, Suite 1000

Houston, Texas	77077

(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code	(281) 649-4500

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $19,208,052 based on the closing price as reported on the OTC Bulletin Board.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2009
Common Stock, $0.0001 par value per share	24,068,675 shares

		Page
	PART I
Item 1.	Business.	4
Item 1A.	Risk Factors.	8
Item 1B.	Unresolved Staff Comments.	16
Item 2.	Properties.	16
Item 3.	Legal Proceedings.	20
Item 4.	Submission of Matters to a Vote of Security Holders.	21
	PART II
Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	22
Item 6.	Selected Financial Data.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Item 8.	Financial Statements and Supplementary Data.	34
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	34
Item 9A(T).	Controls and Procedures.	34
Item 9B.	Other Information.
	PART III
Item 10.	Directors, Executive Officers and Corporate Governance.	35
Item 11.	Executive Compensation.	38
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	43
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	46
Item 14.	Principal Accounting Fees and Services.	46
	PART IV
Item 15.	Exhibits, Financial Statement Schedules.	48

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You are cautioned not to place undue reliance on these forward looking statements, which speak on as of the date of this annual report on Form 10-K. We do not intend to publicly update any of the forward-looking statements contained in this annual report on Form 10-K.

PART I

Item 1.     Business.

Platinum Energy Resources, Inc. (which we refer to as “we,” “us,” “Platinum” or the “Company”) is an independent oil and gas exploration and production ("E&P") company. We have approximately 37,000 acres under lease in relatively long-lived fields with well-established production histories.  Our properties are concentrated primarily in the Gulf Coast region in Texas, the Permian Basin in Texas and New Mexico, and the Fort Worth Basin in Texas.

Our principal business strategy is to provide long-term growth in stockholder value by drilling, developing and exploiting our oil and gas properties. We believe there exists opportunities to exploit mature fields that may have substantial remaining reserves. As the major, large independent oil and gas companies focus on more costly and risky international and offshore prospects, the smaller independents, such as Platinum, have an opportunity to take advantage of the significant reserves left behind.

Our exploration and production activities commenced in October 2007 upon our acquisition of significantly all of the assets and liabilities of Tandem Energy Corporation (“TEC”) including 21,000 acres under lease in Texas and New Mexico.  Subsequent to the TEC acquisition we have completed a series of low risk strategic acquisitions adding an additional 16,000 lease acres to our portfolio, that we believe will complement our business plan.

Our strategy also calls for the use of hedge financing to maximize profit and reduce risk resulting from volatile energy markets. We believe that there is a gap in value between oil and gas reserves and the price of energy commodities and that profit can be captured by buying oil and gas companies or reserves, and selling the underlying oil and gas commodity.

In addition we provide engineering and project management services to the oil and gas industry and others, through our wholly owned subsidiary Maverick Engineering Inc. (“Maverick”), which we acquired on April 29, 2008.  Following the consummation of this acquisition, we moved our corporate headquarters to Maverick’s Houston office.

Business Strategy

Platinum’s long term strategy is to provide growth in stockholder value by drilling, developing and exploiting our oil and gas properties.  The Company maintains a large inventory of drilling and optimization projects to achieve organic growth from its capital development program.  In general, we seek to be the operator of wells in which we have a working interest. As operator, we design and manage the development of a well and supervise operation and maintenance activities on a day-to-day basis.   As of December 31, 2008, we operated properties representing approximately 91 percent of our proved reserves. As the operator, we are able to better control expenses, capital allocation, and the timing of exploitation and development activities on our properties.   The number, types and location of wells drilled varies depending on the Company’s capital budget, the cost of each well, anticipated production and the estimated recoverable reserves attributable to each well.

Due to the recent downturn in the global economy as well as the dramatic decrease in oil and natural gas prices, we have chosen to significantly reduce our capital expenditures and drilling activity in 2009. Our goal in 2009 will be to keep our exploration and development capital expenditures within our cash flow from operations, while maintaining our estimated proved reserve base and production, protecting against lease expirations and non-consent penalties, and continuing to focus on cost control.

Corporate History

 We were incorporated in Delaware on April 25, 2005 as a blank check company for the purpose of effecting a business combination with an unidentified operating business in the global oil and natural gas industry. On October 28, 2005, we consummated our IPO of 14,400,000 units with each unit consisting of one share of our common stock, $0.0001 per share, and one warrant to purchase one share of common stock at an exercise price of $6.00 per share. The units were sold at an offering price of $8.00 per unit, generating gross proceeds of $115,200,000. In October 2007, the Company acquired substantially all of the assets and assumed all of the liabilities of TEC described below. Prior to the TEC transaction, the Company had no operations other than conducting an initial public offering and seeking a business combination. Effective on April 29, 2008, Platinum acquired Maverick, an engineering services company.

Drilling, Exploration and Production Activities

Platinum’s exploration efforts are focused on discovering new reserves by drilling and completing wells under our existing leases, as well as leases we may acquire in the future. The investment associated with drilling a well and future development of our leasehold acreage depends principally upon whether any problems are encountered in drilling the wells, whether the wells, in the case of gas wells, can be timely connected to existing infrastructure or will require additional investment in infrastructure, and, if applicable, the amount of water encountered in the wells.

Due to the recent downturn in the global economy as well as the dramatic decrease in oil and natural gas prices, we have chosen to significantly reduce our capital expenditures and drilling activity in 2009. Our goal in 2009 will be to keep our exploration and development capital expenditures within our cash flow from operations, while maintaining our estimated proved reserve base and production, protecting against lease expirations and non-consent penalties, and continuing to focus on cost control.

Title to Properties

We believe that the title to our leasehold properties is good and defensible in accordance with standards generally acceptable in the oil and gas industry, subject to exceptions that are not material as to detract substantially from the use of the properties. Our leasehold properties are subject to royalty, overriding royalty and other outstanding interests customary in the industry. The properties may be subject to burdens such as liens incident to operating agreements and taxes, development obligations under oil and gas leases, and other encumbrances, easements and restrictions. We do not believe any of these burdens will materially interfere with our use of these properties. For a description of our oil and gas leasehold properties, see “Properties - Current Oil and Gas Activities”.

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

CERCLA. The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, generally imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances (“Hazardous Substances”). These classes of persons or so-called potentially responsible parties include the current and certain past owners and operators of a facility where there is or has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take action in response to threats to the public health or the environment and to seek to recover from the potentially responsible parties the costs of such action. Although CERCLA generally exempts petroleum from the definition of Hazardous Substances, we may have generated and may generate wastes that fall within CERCLA’s definition of Hazardous Substances.

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

Based on an internal health, safety and environmental assessment of a majority of our properties, we believe that we are in substantial compliance with current applicable environmental laws and regulations and that, absent the occurrence of an extraordinary event, compliance with existing local, state, federal and international laws, rules and regulations governing the release of materials in the environment or otherwise relating to the protection of the environment will not have a material effect upon our business, financial condition or results of operations. However, since environmental costs and liabilities are inherent in our operations and in the operations of companies engaged in similar businesses and since regulatory requirements frequently change and may become more stringent, there can be no assurance that material costs and liabilities will not be incurred in the future. Such costs may result in increased costs of operations and acquisitions and decreased production.

Engineering Activities

Maverick provides engineering and construction services primarily for three types of clients: (1) upstream oil and gas, domestic oil and gas producers and pipeline companies; (2) industrial, petrochemical and refining plants; and (3) infrastructure, private and public sectors, including state municipalities, cities, and port authorities. Most of the Company’s work is performed under time and material projects. In accordance with industry practice, substantially all of our contracts are subject to cancellation or termination at the discretion of the client. In a situation where a client terminates a contract, we would ordinarily be entitled to receive payment for work performed up to the date of termination and, in certain instances, we may be entitled to allowable termination and cancellation costs.

Employees

At December 31, 2008, we had 259 full-time employees, none of whom were subject to a collective bargaining agreement.

Website Address

The Company maintains an internet website at www.platenergy.com.  The Company makes available, free of charge, on its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after providing such reports to the SEC.  The information contained in or incorporated into its website is not part of this report.

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

Since Tandem Energy Holdings, Inc. was a publicly-traded shell corporation, our acquisition of all of the assets and substantially all liabilities of its operating subsidiary may subject us to successor liability for the shell corporation’s known and unknown liabilities.

On October 26, 2007, we acquired substantially all of the assets and assumed substantially all of the liabilities of Tandem Energy Corporation, a Colorado corporation (“Old TEC”), a wholly owned subsidiary of Tandem Energy Holdings, Inc. (“TEHI”).  TEHI was originally incorporated in Nevada as Las Vegas Major League Sports, Inc. (“LVMS”) on July 22, 1993 with the plan of engaging in certain business activities associated with the Canadian Football League. In April 1994, it completed an initial public offering and began trading under the symbol LVTD. In 1996, LVMS filed for bankruptcy protection and ceased being a reporting company and also ceased operations and was considered to be a “shell” corporation. In 1998, LVMS changed its name to Pacific Medical Group, Inc. (“Pacific Medical”) in connection with a share exchange transaction with a privately-held company whose business plan was to engage in the manufacture and sale of medical products. To our knowledge, that business was unsuccessful and, again, the company ceased operations and was considered to be a “shell” corporation. In February, 2005, Pacific Medical Group changed its name to Tandem Energy Holdings, Inc. and changed its trading symbol to TDYH.PK. In June, 2005, Old TEC became a wholly-owned subsidiary of TEHI.

The risks and uncertainties that were involved in the acquisition of Old TEC include that we may be deemed to be a successor to TEHI, Old TEC’s parent, and thus subject to the existing liabilities, including undisclosed liabilities, of the prior shell corporation arising out of its prior business operations, financial activities and equity dealings.  There is also a risk of litigation by third parties or governmental investigations or proceedings. These risks and uncertainties are generally greater when a corporation is used as a shell vehicle more than once.

In addition, TEHI was unable to locate corporate records and other material agreements and documents relating to itself and its predecessors in name, LVTD and Pacific Medical, for periods prior to mid-March 2005.   As a result, no assurance can be given that successor liability claims will not be made that actions taken by TEHI or its predecessors in name were without proper corporate authorization.  Furthermore, no assurance can be given that additional shares had not been issued by TEHI’s predecessors in name and that therefore TEHI capitalization at the time of the acquisition was accurate.  TEHI has been informed of a claim of ownership of 2.7 million shares of TEHI common stock.  These shares were not included in the outstanding shares of TEHI at the time of the TEC acquisition and are the subject of outstanding litigation against TEHI.  Such claim could result in a successor liability claim against us.

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

 Oil and natural gas prices could decline to a point where it would be uneconomic for us to sell our oil and gas at those prices, which could result in a decision to shut in production until the prices increase.

Our oil and natural gas properties will become uneconomic when oil and natural prices decline to the point at which our revenues are insufficient to recover our lifting costs. For example, in 2008, our average lifting costs were approximately $33.54 per Boe. A market price decline below our lifting costs would result in our having to shut in certain production until prices increase.

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

Our future success depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable. According to reports of proved reserves prepared as of December 31, 2008 by Williamson Petroleum Consultants Inc., independent petroleum consultants, and by our own engineers, our proved reserves will decline at a significant rate as reserves are produced and, except to the extent that we conduct successful exploration or development activities or acquire properties containing proved reserves, or both, such reserves will continue to decline. To increase reserves and production, we must commence drilling, workover or acquisition activities. There can be no assurance, however, that we will have sufficient resources to undertake these actions, that our drilling and workover projects or other replacement activities will result in significant additional reserves or that we will have success drilling productive wells at low finding and development costs. Furthermore, although our revenues may increase if prevailing oil and natural gas prices increase significantly, our finding costs for additional reserves may also increase.

  Approximately 64% of our proved reserves are classified as proved undeveloped.

Approximately 64% of our reserves are classified as proved undeveloped reserves. The future development of these undeveloped reserves into proved developed reserves is highly dependent upon our ability to fund estimated total capital development cost of approximately $26.4 million, of which $0, $15 million and $11 million are expected to be incurred in 2009, 2010 and 2011, respectively. If such development costs are not incurred or are substantially reduced, our proved undeveloped and total proved reserves could be substantially reduced. The reduction in such reserves could have a materially negative impact on our ability to produce profitable future operations. The successful conversion of these proved undeveloped reserves into proved developed reserves is dependent upon the following:

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

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of expenditures, including many factors beyond our control. The reserve information relating to proved reserves set forth in this report represents only estimates based on reports of proved reserves prepared as of December 31, 2008 by Williamson Petroleum Consultants, independent petroleum engineers, and by our own engineers. Williamson Petroleum Consultants was not engaged to evaluate and prepare reports relating to the probable reserves on our properties and interests as these are more uncertain than evaluations of proved reserves. Petroleum engineering is not an exact science. Information relating to our proved oil and natural gas reserves is based upon engineering estimates. Estimating quantities of proved crude oil and natural gas reserves is a complex process. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions or changes of conditions could cause the quantities of our reserves to be overstated.

To prepare estimates of economically recoverable crude oil and natural gas reserves and future net cash flows, engineers analyze many variable factors, such as historical production from the area compared with production rates from other producing areas. It is also necessary to analyze available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. The process also involves economic assumptions relating to commodity prices, production costs, severance and excise taxes, capital expenditures and workover and remedial costs. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected there from prepared by different engineers or by the same engineers at different times may vary substantially. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variations may be material.

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

Our oil and natural gas operations are subject to extensive federal, state and local governmental regulations that may be changed from time to time in response to economic and political conditions. Matters subject to regulation relate to the general population’s health and safety and are associated with compliance and permitting obligations including regulations related to discharge from drilling operations, use, storage, handling, emission and disposal, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity to conserve supplies of oil and natural gas. In addition, the production, handling, storage, transportation and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations are subject to regulation under federal, state and local laws and regulations primarily relating to protection of human health and the environment. These laws and regulations have continually imposed increasingly strict requirements for water and air pollution control and solid waste management, and compliance with these laws may cause delays in the additional drilling and development of our properties. Significant expenditures may be required to comply with governmental laws and regulations applicable to us. We believe the trend of more expansive and stricter environmental legislation and regulations will continue. While, historically, we have not experienced any material adverse effect from regulatory delays, there can be no assurance that such delays will not occur for us in the future.

Price declines have resulted in and may in the future result in write-downs of our asset carrying values.

Commodity prices have a significant impact on the present value of our proved reserves.  Recent declines in oil and gas prices have resulted in material downward revisions in the estimated present value of our proved reserves.  Accounting rules require us to write down, as a non-cash charge to earnings, the carrying value of our oil and gas properties for impairments.  We are required to perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets.  To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of our assets, the carrying value may not be recoverable and therefore requires a write-down.  We recorded impairments of property and equipment totaling $131.8 million in 2008 and we may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period incurred.

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

We recently experienced a significant change in our senior management, including the replacement of our Chief Executive Officer, and in the composition of our board of directors. The new senior management and Board members will need to integrate themselves into, and effectively manage, our business, including any new strategies they may adopt.

On March 2, 2009, Al Rahmani was appointed our Interim Chief Executive Officer following the removal of Barry Kostiner who had been our Chief Executive Officer since our inception in 2005.  On March 2, 2009, our Bylaws were amended to remove executive power previously granted to Tim Culp, our Chairman of the Board.   On February 26, 2009, Norman Rosenberg, a member of our board of directors resigned.  On February 18, 2009, three new board members, Al Rahmani, William Blain and Roderick McLennan, were appointed to our board of directors.  On December 3, 2008, Robert Kovar, the Company’s former Chief Operating Officer, resigned.  Also on October 23, 2008, Lisa Meier, our Chief Financial Officer, Treasurer and Secretary, delivered to us a communication indicating her intention to resign her employment although on November 13, 2008 Ms. Meier delivered to us a subsequent communication indicating her election to remain in her current positions.

The failure of our new senior management and directors to perform effectively could have a significant negative impact on our business, financial condition and results of operations.  In addition, our new senior management may institute strategies that differ from those we are applying currently. If any new strategies are adopted, it may take management and employees a significant amount of time to fully implement such new strategies. If any new strategies are unsuccessful or if we are unable to execute them successfully, there could be a significant negative impact on our business, financial condition, and results of operations.

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

Maverick, our wholly owned subsidiary, is dependent upon a small number of customers for a large portion of its net revenues, and a decline in sales to its major customers could harm Maverick's results of operations.

During 2008, Maverick’s six largest customers, accounted for approximately 71% of net revenues attributable to the engineering division excluding intercompany revenues.  Maverick's customer concentration could increase or decrease depending on future customer requirements, which will depend in large part on business conditions in the market sectors in which Maverick's customers participate. The loss of one or more major customers or a decline in sales to Maverick’s major customers could significantly harm Maverick's business and results of operations. If Maverick is not able to expand its customer base, it will continue to depend upon a small number of customers for a significant percentage of its sales. There can be no assurance that its current customers will not reduce the amount of services for which Maverick is retained or otherwise terminate their relationship with Maverick.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

Platinum’s principal executive offices are located at 11490 Westheimer Road, Suite 1000 Houston, Texas 77077.   We also maintain division offices in Midland, Victoria, Corpus Christi and Yoakum, Texas.

Current Oil and Gas Activities

We own core producing and non-producing oil and natural gas properties in Texas and New Mexico.  The following is a summary of our major operating areas.

Tomball Field. We own an interest in, and are operator of, oil and natural gas properties in the Tomball Field, which is located in Harris County, Texas, and is approximately 30 miles northwest of Houston, Texas. The Tomball Field contains multiple productive formations ranging in depth from 1,000 to 9,000 feet, including the Yegua, Cockfield, and Wilcox. Current operations consist of 19 producing wells and 6 water disposal wells. At December 31, 2008, we held 7,000 acres and had an inventory of 3 proved undeveloped locations in the Tomball Field. We own a 100% working interest and net revenue interests ranging from 84.5% to 87.5%. TEC began operating the Tomball field in 1996, but it has been producing continuously since 1930. The current daily net production from the field is approximately 307 Bbls of oil and 452 Mcf of gas per day. The field is also producing approximately 19,000 Bbls of water per day.

Ira Field. We own an interest in, and are operator of, an oil production unit in the Ira Field, which is located in Scurry County, Texas, and is approximately 75 miles northeast of Midland, Texas. The Ira Field production is from the San Andres formation at approximately 1,800 feet. Current operations consist of 150 producing wells and 75 water injection wells. At December 31, 2008, we held 3,600 acres and had an inventory of 76 proved undeveloped locations in the Ira Field. We own an 88% working interest and 72% net revenue interest. TEC, through it predecessor in interest, began operating the IRA Field in 2004, but it has been producing continuously since 1955. The current daily net production from the field is approximately 128 Bbls of oil per day. The field is also producing approximately 3,000 Bbls of water per day.

Ball Field. We own an interest in, and are operator of, oil and natural gas properties in the Ball Field, which is located in Palo Pinto County, Texas, and is approximately 75 miles west of Fort Worth, Texas. The Ball Field contains multiple productive formations ranging in depth from 3,000 to 3,800 feet, including the Big Saline, Duffer, and Barnett Shale. Current operations consist of 17 producing wells and 1 water disposal well. At December 31, 2008, we held 4,900 acres and had an inventory of 17 proved undeveloped locations in the Ball Field. We own working interests ranging from 50% to 100%, and net revenue interests ranging from 40.3% to 87.5%. TEC began operating the Ball Field in 1993, but it has been producing continuously since 1930. The current daily net production from the field is approximately 1 Bbl of oil and 428 Mcf of gas per day. The field is also producing approximately 450 Bbls of water per day.   On December 28, 2007 we acquired an additional 50% working interest in the Barnett Shale acreage for approximately $920,000. This acquisition increased our net acreage position by 2,300 net acres and gave us a 100% working interest in the Barnett. We have completed a 3 D seismic program and plan to begin a horizontal drilling program in the Barnett as soon as the economic climate improves.

Ballard Field. We own an interest in, and are operator of, an oil production unit in the Ballard Field, which is located in Eddy County, New Mexico, and is approximately 150 miles northwest of Midland, Texas. The Ballard Field contains multiple productive formations ranging in depth from 2,000 to 3,000 feet, including the Yates, Grayburg, and San Andres. Current operations consist of 46 producing wells and 26 water injection wells. During 2008 we drilled and completed 6 proved undeveloped locations.  All 6 wells are currently producing.  At December 31, 2008, we held approximately 3,000 net acres. We own an 86% working interest and 78.7% net revenue interest. TEC, through its predecessor in interest, began operating the Ballard Field in 2004, but it has been producing continuously since 1965. The current daily net production from the field is approximately 101 Bbls of oil and 55 Mcf of gas per day. The field is also producing approximately 1,300 Bbls of water per day.

USM Field. We own an interest in, and are operator of, oil and natural gas properties in the USM Field, which is located in Pecos County, Texas, and is approximately 120 miles southwest of Midland, Texas. The USM Field production is from the Yates and Queen formations at approximately 3,200 feet. Current operations consist of 54 producing wells and 4 water disposal wells. During 2008 we drilled and completed 4 proved undeveloped locations.  All 4 wells are currently producing.  At December 31, 2008, we held approximately 3,000 net acres in the field. We own working interests ranging from 90% to 100%, and net revenue interests ranging from 79.3% to 89.6%. TEC, through its predecessor in interest, began operating the USM Field in 2004, but it has been producing continuously since 1985. The current daily net production from the field is approximately 60 Bbls of oil and 116 Mcf of gas per day. The field is also producing approximately 150 Bbls of water per day.

Choate Field. We own an interest in, and are operator of, oil and natural gas properties in the Choate Field, which is located in Hardin County, Texas, and is approximately 35 miles northwest of Beaumont, Texas. The Choate Field production is from sand lenses flanking a salt dome ranging in depth from 1,000 to 2,500 feet. Current operations consist of 23 producing wells. During 2008, we drilled 11 proved undeveloped locations, 9 of which were successful and are currently producing.  At December 31, 2008, we held 50 acres and had an inventory of 6 proved undeveloped locations in the Choate Field. We own a 75% working interest and 57% net revenue interest. TEC, through its predecessor in interest, began operating the Choate Field in 2004, but it has been producing continuously since 1960. The current daily net production from the field is approximately 84 Bbls of oil per day. The field is also producing approximately 180 Bbls of water per day.

Lothian Properties. In December 2007 we purchased, for $6.2 million plus customary closing adjustments, approximately 200 producing wells from Lothian Oil and Gas, Inc. The Lothian assets acquired consist of oil and gas properties located in Chavez, Lea and Eddy counties, New Mexico and are adjacent to or near our Ballard Field. The current net production is approximately 98 Bbls of oil and 119 Mcf of gas per day.

Other. We own numerous small mineral, royalty and non-operated working interests in various oil and natural gas properties located in Texas, New Mexico, Louisiana, Montana, and North Dakota.

Below is a map indicating the locations of the Company’s significant operated properties in Texas and New Mexico.

Proved Reserves

As of December 31, 2008, we had 5.0 million Boe of proved oil and natural gas reserves, including 2.3 million barrels of oil and 16.0 million Mcf of natural gas.  Using prices as of December 31, 2008, the estimated standardized measure of discounted future net cash flows was $44.3 million.  The following table sets forth a summary of our estimated net proved reserve information as of December 31, 2008:

	Proved Developed Producing	Proved Developed Non- producing	Proved Undeveloped	Total Proved

Crude oil (MBbl)	865	51	1,394	2,310
Natural gas (MMcf)	4,564	769	10,709	16,042
Barrel of oil equivalent (MBoe)	1,626	179	3,178	4,983
Undiscounted future net revenue (before CapEx)	$23,058	$4,073	$87,109	$114,240
Estimated future capital expenditures	-	$353	$26,043	$26,396
Undiscounted future net revenue (net of CapEx)	$23,058	$3,720	$61,066	$87,844
Discounted future net Revenue (net of CapEx)	$15,559	$1,994	$26,793	$44,346

A summary of the total proved reserves by major field as of December 31, 2008 is as follows (in thousands):

	Proved Producing		Proved Non Producing		Proved Undeveloped		Total Proved Reserves
	Oil (MBbls)	Gas (MMcf)	Oil (MBbls)	Gas (Mmcf)	Oil (MBbls)	Gas (Mmcf)	Oil (MBbls)	Gas (MMcf)
Tomball	343	2,029	0	0	0	7,873	343	9,902
Ira	139	0	0	0	1,369	0	1,508	0
Ballard	122	77	0	0	0	0	122	77
USM	40	77	0	0	25	51	65	128
Ball	0	908	0	769	0	2,785	0	4,462
Choate	122	0	51	0	0	0	173	0
Lothian	21	6	0	0	0	0	21	6
Other	78	1,467	0	0	0	0	78	1,467
Total	865	4,564	51	769	1,394	10,709	2,310	16,042

Platinum’s estimated recoverable proved reserves have been determined using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.  The estimated present value of proved reserves does not give effect to indirect expenses such as general and administrative expenses, debt service and future income tax expense or to depletion, depreciation and amortization, and does not include any economic impact that may result from our hedging activities.

We engaged Williamson Petroleum Consultants, Inc. ("WPC"), independent petroleum engineers,  to estimate our net proved reserves, projected future production, estimated future net revenue attributable to our proved reserves, and the present value of such estimated future net revenue as of December 31, 2008.  WPC’s estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data, much of which is provided by the Company.   For example, we provide to WPC the estimated amount and timing of future operating costs and development costs which may in fact vary considerably from historical results. In addition, as  various economic parameters change from year to year the estimate of proved reserves also may change. In connection with questions raised by Barry Kostiner, our former chief executive officer, regarding the historical accuracy of the reserve estimate data provided to WPC, the Board established a special committee of the board consisting of Bert Lang and Norman Rosenberg, independent directors. The special committee engaged outside consultants to evaluate the historical accuracy of the reserve estimate data provided to WPC and determined that in 2006 and 2007 historical lease operating expenses were higher than the projected lease operating expenses provided to WPC to estimate proved reserves.  In according with Regulation S-X, proved oil and gas reserves are the estimated quantities from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made.  Although the Company believes the previously provided estimates of forecasted lease operating expenses are supportable and appropriate, we elected to review the effect of using historical total lease operating expense for the subsequent years forecast to determine the effect on the previously issued financial statements.  The Company determined the change in estimated lease operating costs would not result in an impairment of the oil and gas assets and accordingly a restatement of the December 31, 2006 and 2007 financial statements was not required.

In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the present value of proved reserves set forth herein are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties. Estimated quantities of proved reserves and their present value are affected by changes in oil and gas prices.  The adjusted average prices utilized for the purposes of estimating our proved reserves and the present value of proved reserves as of December 31, 2008 were $41.92 per Bbl of oil and $5.29 per Mcf of gas, as compared to $92.44 per Bbl of oil and $5.33 per Mcf of gas as of December 31, 2007.

The reserve information shown is estimated.  The accuracy of any reserve estimate is a function of the quality of available geological, geophysical, engineering and economic data, the precision of the engineering and geological interpretation and judgment.  The estimates of reserves, future cash flows and present value are based on various assumptions, including those prescribed by the SEC, and are inherently imprecise.  Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.  Also, the use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which our business or the oil and natural gas industry in general are subject.

Drilling Activity

The following table sets forth the number of gross development wells and net development wells (based on our proportionate working interest) drilled in which we participated during 2008 and during the period from the closing of the TEC acquisition on October 26, 2007 through December 31, 2007. No exploratory wells were drilled during the presented periods.

	Developmental Wells
	Gross			Net
	Productive	Dry	Total	Productive	Dry	Total
2008	37.0	2.0	39.0	17.8	1.1	18.9
10/27/07 – 12/31/07	1.0	0.0	1.0	1.0	0.0	1.0

The information contained in the foregoing table should not be considered indicative of our future drilling performance, nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered.

Volumes, Prices and Production Costs

The following table sets forth certain information regarding the production volumes, average sales prices received, and average production costs associated with our sales of oil and gas for the periods indicated.

	For the Period
	2008	October 27, 2007 through December 31, 2007
Oil and Gas Production Data:
Oil (MBls)	281.4	38.7
Gas (MMcfs)	811.1	125.8
Total (MBoe)	416.6	59.7
Average Realized Prices (a):
Oil ($/Bbl)	$97.14	$85.24
Gas ($/Mcf)	$8.40	$8.03
Average Production Costs:
Production ($/Boe) (b)	$33.54	$29.77

(a)	No derivatives were designated as cash flow hedges in the table above. All gains or losses on settled derivatives were included in change in fair value of commodity derivatives.
(b)	Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), workover costs, administrative costs of production offices, insurance and property and severance taxes.

Item 3.    Legal Proceedings.

On January 16th, 2008, Exxon Mobil Corporation filed a petition in the 270th District Court of Harris County, Texas, naming us as a defendant along with Tandem Energy Corporation, a Colorado corporation, the entity from which we acquired substantially all of its assets and liabilities in October 2007. (“Old TEC”), and a third party, Merenco Realty, Inc., demanding environmental remediation of certain properties in Tomball, Texas. In 1996, pursuant to an assignment agreement, Exxon Mobil sold certain oil and gas leasehold interests and real estate interests in Tomball, Texas to Old TEC’s predecessor in interest, Merit Energy Corporation. In 1999, Old TEC assigned its 50% undivided interest in one of the tracts in the acquired property to Merenco, an affiliate of Old TEC, owned 50% by our Chairman of the Board, Tim Culp. In October 2007, the Texas Railroad Commission notified Exxon Mobil of an environmental site assessment alleging soil and groundwater contamination for a site in the area of Tomball, Texas. Exxon Mobil believes that the site is one which was sold to Old TEC and claims that Old TEC is obligated to remediate the site under the assignment agreement. Exxon Mobil has requested that the court declare the defendants obligated to restore and remediate the properties and has requested any actual damages arising from breach and attorneys’ fees. We believe that Exxon Mobil’s claim that Old TEC is responsible for any remediation of such site is without merit and we intend to vigorously defend ourselves against this claim. However, no assurance can be given that we will prevail in this matter and we estimate the possible loss could range from $60,000 to $250,000.  Merenco was not acquired by us in the acquisition and our Chairman, Tim Culp, continues to have a 50% ownership interest in Merenco.

On November 11, 2008, Mr. Miles Hyman, a former employee of KD Resources, an entity owned by our affiliate, Braesridge Energy and James Dorman, our former Executive Vice President, and in which Barry Kostiner, our director and former Chief Executive Officer, had an equity interest filed a claim against Platinum Energy Resources, Inc., KD Resources, LLC, and Braesridge Energy, LLC (“Respondents”) that he was discharged from KD Resources in retaliation for informing a supervisor that an accounting employee had a prior conviction for fraud and embezzlement, which he claims to be in violation of the Sarbanes-Oxley Act of 2002, Section 806, Protection for Employees of Publicly Traded Companies Who Provide Evidence of Fraud.  In December, 2008, the Department of Labor (“DOL”) dismissed the complaint as not being timely filed.  On or about January 8, 2009, Mr. Hyman appealed the ruling of the DOL. On January 16, 2009, the DOL filed an Order to Show Cause whereby Mr. Hyman must show why his case should not have been dismissed. Mr. Hyman had 30 days to respond to the Order to Show Cause.  On February 14, 2009, Mr. Hyman filed his response to the Order to Show Cause stating that he failed to file within the required time because he was engaged in negotiations with the Respondents.  On March 18, 2009, the Department of Labor dismissed Mr. Hyman’s claim for failure to file within the 90-day filing period.   Mr. Hyman has filed a Petition for Review of the Decision and Order Dismissing Complaint issued March 18, 2009.  A Notice of the Appeal was filed April 10, 2009.  Mr. Hyman has until May 11, 2009 to file his initial brief.  We will then have the opportunity to file a brief which must be submitted by June 10, 2009.  It is our belief that Mr. Hyman was never an employee of Platinum Energy Resources or any of its subsidiaries; as such we are not liable for any issues between Mr. Hyman and his employer, KD Resources. We intend to vigorously defend ourselves in this action.

On December 3, 2008, Robert Kovar, the Company’s former Chief Operating Officer, delivered his letter of resignation, effective on December 3, 2008, and filed a lawsuit against us in the district court of Victoria County, Texas claiming that he had Good Reason (as defined in his Employment Agreement) to terminate his employment.  In the lawsuit Mr. Kovar is seeking declaratory relief and claims he is entitled to a severance payment under his Employment Agreement, accelerated vesting of his stock options and accelerated payment of the cash flow note issued to him in connection with the purchase by the Company of Maverick Engineering, Inc. in April 2008.   We believe that Mr. Kovar did not have Good Reason to resign and that the lawsuit has no merit.  We intend to vigorously defend ourselves in this action. Additionally, we are seeking compensation from Mr. Kovar for damages the Company has suffered as a result of Mr. Kovar’s breach of contract.

On December 3, 2008, Mr. Lance Duncan filed a lawsuit against us in the district court of Lubbock County, Texas claiming we breached our consulting agreement with Mr. Duncan, entered into and breached an agreement to purchase a drilling rig from Mr. Duncan, and failed to pay Mr. Duncan for aircraft transportation services. Mr. Duncan is seeking compensation for 515,713 shares of Platinum stock, $13,857 for use of his private plane, and consummation of an agreement to purchase a drilling rig for the sum of $2,478,000. We intend to vigorously defend ourselves in this action.

On April 16, 2009, the Company received a written notice of acceleration from Robert L. Kovar Services, LLC, as the stockholder representative, claiming that the Company failed to make timely mandatory prepayments in the amount of $110,381 due under the terms of the Cash Flow Notes.  On April 29, 2009, Maverick received a notice of acceleration (the “Acceleration Letter”) with respect to the Notes governed by a Loan Agreement and related Security Agreement originally dated April 30, 2005 and April 29, 2005, respectively. The Acceleration Letter alleges that Maverick failed to comply with certain covenants under the terms of the Loan Agreement and that Maverick failed to make payments due under the Notes. The outstanding principal, accrued interest and late charges alleged to be owed by Maverick in the Acceleration Letter total $4,659,227. The Acceleration Letter also contends that interest continues to accrue at the default rate of 18% per annum. In a separate letter, dated May 1, 2009, Robert L. Kovar Services, LLC, as the stockholder representative for the sellers, purported to terminate the revolving credit facility under the Loan Agreement and demanded turnover of all collateral securing indebtedness under the Loan Agreement, including the Notes. The Company and Maverick have asserted claims in litigation against the holders of the Notes, Robert L. Kovar Services, LLC, Robert L. Kovar, individually, and others. The litigation is in its early stages and, accordingly, the Company cannot predict the outcome of these matters.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Platinum consummated its Initial Public Offering on October 28, 2005. In the Initial Public Offering, we sold 14,400,000 units. Each unit consists of one share of Platinum’s common stock and one redeemable common stock purchase warrant. Platinum common stock, warrants and units are quoted on the OTCBB under the symbols “PGRI”, “PGRIW” and “PGRIU”, respectively. Platinum’s units commenced public trading on October 28, 2005 and its common stock and warrants commenced separate public trading on December 9, 2005. The high and low bid prices of our units, common stock and warrants as reported by the OTCBB for the quarters in the past two fiscal years are set forth below. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions:

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2008:
Fourth Quarter	$3.00	$0.55	$1.80	$0.53	$0.35	$0.02
Third Quarter	$6.39	$3.00	$4.70	$1.65	$0.96	$0.20
Second Quarter	$6.39	$5.50	$5.15	$4.40	$1.10	$0.84
First Quarter	$8.36	$6.00	$6.97	$4.60	$1.85	$1.00
2007:
Fourth Quarter	$10.00	$8.19	$7.99	$6.60	$2.21	$0.63
Third Quarter	$8.45	$7.85	$7.65	$7.50	$0.81	$0.35
Second Quarter	$8.25	$7.83	$7.60	$7.40	$0.74	$0.31
First Quarter	$7.95	$7.60	$7.41	$7.26	$0.57	$0.43

Holders

As of March 31, 2009, there was one holder of record of the units, eleven holders of record of the common stock and one holder of record of the warrants. Platinum believes that, as of this date, there were approximately 50 beneficial holders of the units, 150 beneficial holders of the common stock and 200 beneficial holders of the warrants.

Share Repurchase Program

In November 2007, our Board approved a share repurchase program to repurchase shares of Platinum common stock in open market transactions in an amount up to $80 million, following the consummation of a business combination.  The Company and affiliates repurchased 3,975,918 shares of common stock and 2,554,500 warrants during fourth quarter of 2007.  No common stock or warrants were repurchased by the Company in 2008.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information and analyses should be read in conjunction with the financial statements and the related notes.  These discussions and analyses may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this report.

Overview

On October 26, 2007, we acquired substantially all of the assets and assumed substantially all of the liabilities of TEC. Prior to that time, we were a blank check company with no operations and no net revenues. Subsequent to the acquisition of TEC, the Company made a series of oil and gas property acquisitions and a well servicing company to expand its exploration and production activities.

On April 29, 2008 we acquired 100% of the stock of Maverick, a full-service engineering services company.

With the consummation of the Maverick acquisition, we consider ourselves to be in two lines of business - (i) an independent oil and gas exploration and production company and (ii) an engineering services company.

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

For most of 2008, the economic climate in the domestic oil and gas industry was suitable for our business model.  During the third quarter of 2008, oil and gas prices began trending downward, while drilling, completion and operating costs remained high, resulting in lower than desired profit margins on most of our previously planned drilling activities.  The effect of declining product prices on our business is significant.  Lower product prices reduce our cash flow from operations and diminish the present value of our oil and gas reserves.  Both of these factors have an adverse affect on our ability to access the capital resources we need to grow our reserve base.  Lower product prices also offer us less incentive to assume the drilling risks that are inherent in our business.  In response to decreases in product prices and the resulting effect on our profit margins, we plan to reduce capital spending during 2009.

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

Results of Operations

Set forth below are:

(A)   A discussion of the results of operations for Platinum for the year ended December 31, 2008 as compared to the year ended December 31, 2007, including the results of operations of the oil and gas properties we purchased, as well as the operations of Maverick, from their respective dates of acquisition.

(B) A comparison of certain summarized historical information of our oil and gas subsidiaries for the year ended December 31, 2008 with the period from the date of the TEC acquisition (October 26, 2007) through December 31, 2007, in order to provide the reader with certain meaningful analytical data.

(C) A discussion of the engineering services company (Maverick) for the period from the date of acquisition (April 29, 2008) through December 31, 2008.

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

(A) - Results of Operations - Platinum

For the year ended December 31, 2008 and the year ended December 31, 2007

We were a blank check company from inception through October 26, 2007. For the year ended December 31, 2007 our results of operations included those of the oil and gas entities acquired on and subsequent to October 26, 2007.  For the year ended December 31, 2008 our results of operations include those of our engineering services business, Maverick, from its date of acquisition on April 29, 2008 through December 31, 2008.

For the year ended December 31, 2008, our revenue was $53.2 million, resulting in a net loss of $80.8 million or $3.66 loss per share. The results included non-cash asset impairment charges of $139.8 million related to oil and gas properties and equipment, goodwill and intangible assets.  The Company also recognized a non-cash unrealized gain on its commodity derivatives of $17.3 million.  Excluding the non-cash impairment charges and unrealized gain on commodity derivatives, the Company incurred a $2.5 million pretax loss for the year ended December 31, 2008.   For the year ended December 31, 2007, revenue was $4.3 million, and the net loss was $0.4 million or $0.02 loss per share. In 2007 revenues consisted exclusively of oil and gas sales.   The significant increase in revenues is a result of a series of acquisitions including the TEC acquisition, completed in the fourth quarter of 2007 and first half of 2008.

On October 26, 2007, Platinum acquired substantially all the assets and liabilities of TEC. The TEC assets consisted primarily of leases covering approximately 21,000 acres in relatively long-lived oil fields with well-established production histories in the Gulf Coast region in Texas, the Permian Basin in Texas and New Mexico, and the Fort Worth Basin in Texas.  Consideration for the transaction consisted of the assumption and satisfaction of $41.7 million of TEC indebtedness plus accrued interest, and 7.7 million shares of common stock of Platinum.  Subsequent to the TEC acquisition the Company completed a series of smaller acquisitions for approximately $23 million in total, expanding our total acreage from 21,000 acres to approximately 37,000 acres.

On April 29, 2008, the Company completed the acquisition of Maverick Engineering, Inc. Maverick is a provider of project management, engineering, procurement, and construction management services to both the public and private sectors, including the oil and gas business in which the Company is engaged. The aggregate consideration paid in the merger was $6 million in cash and $5 million to be paid over the next 5 years pursuant to non-interest bearing cash flow notes, subject to certain escrows, holdbacks and post-closing adjustments.   The Company’s results of operations include Maverick from April 29, 2008 through December 31, 2008.

Our general and administrative expenses, other than those attributable to our oil and natural gas assets and our engineering services business for the year ended December 31, 2008 were $4.2 million as compared to $2.4 million in 2007.  The $1.8 million increase in corporate general and administrative expenses for the year ended December 31, 2008 as compared to the year ended December 31, 2007 is primarily attributable to a $1.1 million increase in legal and accounting expense incurred in 2008 as compared to 2007.  The $1.1 million increase included an incremental $0.4 million in external audit, $0.4 million in legal and $0.3 million in accounting consulting expenses in 2008 as compared to 2007 as a result of acquisition activities and an increase in the number and complexity of SEC filings.  In addition officers’ and other salaries were $0.8 million higher in 2008 compared to 2007 as a result of hiring a CEO, COO, CFO, in-house legal counsel, controller and IT staff.

Results of operations for the year ended December 31, 2008 included interest income of $0.2 million as compared to $2.8 million in the preceding year. In 2007 substantial interest was earned on funds held in trust for the benefit of public shareholders prior to the closing of the TEC Acquisition. The use of funds for the TEC and other acquisitions, and towards operating expenses resulted in a substantial decrease in cash during 2008 as compared to 2007.   Similarly, interest expense increased from $0.1 million for the year ended December 31, 2007 to $0.9 million for the year ended December 31, 2008 as a result of a higher debt levels associated with acquisitions and capital expenditure programs in 2008.  We incurred a non-cash charge for interest expense of $0.2 million in 2008 related to the accretion of debt discount on the cash flow notes issued in the Maverick acquisition (see Note 3).

We also recorded net gains of  $17.3 million for the year ended December 31, 2008  as compared to net losses of $1.5 million in 2007, due to an increase in the fair value of commodity derivatives. We have experienced great volatility in the value of these derivative instruments as a result of the great fluctuation in the price of crude oil.

(B) - Results of Operations - Oil and Gas

For the year ended December 31, 2008 and the period from the date of the TEC acquisition (October 26, 2007) to December 31, 2007.

As previously reported, our oil and gas operations commenced on October 26, 2007 with the purchase of the assets of TEC.  Accordingly, a comparison of our results of operations for 2007 and 2008 would not be meaningful on an annual basis.  The following discussion should provide relevant information regarding our performance since the inception of our oil and gas operations.

On a Boe per day basis, average daily production increased 26% from 904 Boe per day in the period from the date of the TEC acquisition (October 27, 2007) to December 31, 2007 (the “2007 Period”) to 1,141 Boe per day in 2008.  Similarly, average oil and gas prices increased from $85.24 and $8.03, respectively during the 2007 Period, to $97.14 and $8.40, respectively during 2008.  Revenues increased 41% during 2008 on a daily Boe basis from the 2007 Period, with the increased production contributing 63% of the increase in revenues and increased prices contributing 37% of the increase.

Production on a Boe basis increased sequentially each quarter, until the fourth quarter of 2008, wherein we saw a slight decline in production.  The increases were in large part due to an aggressive infill drilling program early in the year.  The drilling program was significantly curtailed in the fourth quarter of 2008 due to the combination of escalating drilling costs, and a significant decline in commodity prices, which rendered the economics of the drilling program marginal.  Although drilling activity slowed in the fourth quarter, we have been able to mitigate the normal production decline rates by re-working older well bores, and upgrading our equipment and facilities.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs, increased 13% in 2008 as compared to the 2007 Period on a Boe basis due primarily to the increase in production, escalating oilfield service costs, and increased production taxes related to higher commodity prices.   The increase in oilfield service costs included higher rates for recurring services and higher activity levels for repair and maintenance expenditures.  After giving effect to a 26% increase in oil and gas production on a Boe basis, production costs per Boe increased 13% from $29.77 per Boe in the 2007 Period to $33.54 in 2008.

Oil and gas depletion expense on a Boe basis increased 31% from $20.55 in the 2007 Period to $26.87 in 2008.  The increase was due primarily to a higher depletable cost basis in 2008 compared to the 2007 Period.  Depletion expense per Boe is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.

The Company recorded a non-cash ceiling test impairment of oil and natural gas properties of $130.1 million ($84.6 million, net of tax) during the fourth quarter of 2008, as a result of the substantial decline in commodity prices and negative revisions in the Company's proved undeveloped reserve quantities from 6,440 MBoe at December 31, 2007 to 3,178 MBoe at December 31, 2008 with our USM and Tomball property being significantly revised downward.   The negative revisions were principally related to the decline in commodity prices which would make it uneconomical to invest in development activities at the low commodity prices at December 31, 2008.  In accordance with SEC Staff Accounting Bulletin Topic 12- Oil and Gas Producing Activities, the full cost ceiling limitation was computed giving effect to the subsequent price changes for oil and gas. The computed ceiling amount was approximately $5 million greater than the limitation using the prices in effect at December 31, 2008 and, accordingly, the full cost impairment charge for 2008 was determined using the recomputed ceiling amount. In addition to the impairment of our oil and natural gas properties, we recorded a $1.7 million non-cash impairment of our drilling rigs and pulling units. The rigs were purchased in 2007, with the intention of securing access to an appropriate rig and crew for our exploration efforts. Due to the continued volatility in the prices of oil and natural gas, and its negative effect on the drilling industry, we will continue to review this asset for additional impairment.

General and administrative costs related to the oil and gas entities increased approximately 38% on a Boe basis from $9.23 in 2008 compared to $12.77 for the 2007 Period.   The increase was due primarily to acquisitions, the ramp up of managerial and technical staff, and additional consulting costs to accommodate a safety and environmental review of our properties.

We also incurred net gains of approximately $17.3 million for the year ended December 31, 2008 as compared to approximately a $1.5 million in net losses during the 2007 period on the increase in the value of certain hedge contracts on crude oil and natural gas.

The following information is intended to supplement the consolidated financial statements included in this report with data that is not readily available from those statements.

	Three Months Ended				Year Ended	Period
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	December 31, 2008	October 26, 2007 through December 31, 2007
Production
Oil (Bls)	58,707	71,508	73,554	77,672	281,441	38,684
Gas (Mcf)	177,189	175,936	248,904	209,057	811,086	125,849
Boe (Bls)	88,239	100,831	115,038	112,515	416,622	59,659

Average Prices
Oil ($/Bbl)	$96.83	$122.22	$115.40	$57.01	$97.14	$85.24
Gas ($/Mcf)	$8.19	$11.11	$9.53	$4.97	$8.40	$8.03

Average Lifting Cost per Boe (1)	$27.53	$28.68	$36.25	39.84	$33.54	$29.77

(1) Includes severance and ad valorem taxes.

 (C) – Results of Operations – Engineering Services (Maverick)

For the period from the date of the Maverick Acquisition (April 29, 2008) to December 31, 2008

Revenues for the period since the acquisition (April 29, 2008 – December 31, 2008) were $18.3 million, generating gross margins of 12%.  Our industrial division contributed approximately half, our oil and gas division contributed approximately one-third and our infrastructure division contributed the remainder of the total revenues for this segment.   Our industrial division focused on maintenance capital projects for our traditional refinery clients in South Texas.  In the fourth quarter, the industrial division won a significant contract to assist a major oil company client in repairing and restarting a Gulf Coast refinery that had been damaged by Hurricane Ike.    This division was adversely impacted by capital budget cuts in the refining market plus the decision by a key customer to seek strategic alternatives for its Aruba refinery, with a resulting deferral of some project work there. The oil and gas business focused on gas processing, gas compression and gas storage projects in 2008 for key customers including BP, DCP, and Shell.  Additionally, in the fourth quarter, the oil & gas division kicked off a $4 million project involving a new gas compression facility to be installed in Venezuela.  We have seen a slowdown in work from some our traditional clients in this segment and anticipate low commodity prices will continue to impact the level of activity in this division.  All three of our divisions were negatively affected by Hurricane Ike as a result of lost or deferred business and the continuation of compensation to our employees during this period.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets the Company performed an analysis to determine if the fair value of the Engineering Services reporting unit exceeded its carrying amount.  Based on a combination of factors, including the current economic environment and the historical performance of the segment, the Company recorded a non-cash goodwill impairment charge of $7.8 million and a $0.2 million impairment to intangible assets acquired, during the fourth quarter ended December 31, 2008.   As a result of lower than anticipated operating profit margins and the impairment of goodwill and intangible assets, the Engineering Services division incurred a $8.9 million net loss in 2008.

Management has implemented significant cost reduction initiatives and will focus on expanding its customer base internationally to improve profitability within this segment.

Liquidity and Capital Resources

On October 28, 2005, we consummated our initial public offering of 14,400,000 units with each unit consisting of one share of our common stock, $0.0001 per share, and one warrant to purchase one share of common stock at an exercise price of $6.00 per share. The units were sold at an offering price of $8.00 per unit, generating gross proceeds of $115 million.   Upon the October 26, 2007 consummation of the TEC acquisition, the cash held in, or attributable to, the trust approximated $112 million became available to us and was applied as follows (i) payment to our stockholders exercising their conversion rights; (ii) payment of TEC debt assumed pursuant to the acquisition agreement; (iii) payment of certain fees and expenses relating to the acquisition; and (iv) the remaining net proceeds became available for operations and conduct of the business. This resulted in net proceeds to us approximating $50,650,000, as follows:

Distribution of cash to shareholders exercising their conversion rights	$14,057,199
Payment of TEC indebtedness, including interest	41,704,635
Other payments	5,887,911
61,649,745
Available cash to Platinum upon consummation of the TEC acquisition	50,650,255
Total	$112,300,000

As part of our overall business strategy, we began our program of strategic acquisitions and investment opportunities to complement our existing business. In addition to the TEC acquisition, we made various acquisitions of oil and gas properties, expending a total of approximately $23 million in the last quarter of 2007 and first half of 2008, as follows:

			Operating	Price	Working	Current
Date	Prospect Name	Location	Status	(millions)	Interest	Status
November, 2007	N. Minnie Bock	Nueces County, TX	Non-operated	$1.1	12%	Producing
December, 2007	La Rosa	Refugio, TX	Non-operated	$5.3	50%	Producing
December, 2007	Lothian	Lea, Chavez, Eddy, NM	Operated	$6.9	100%	Producing
December, 2007	Barnett Shale (1)	Palo Pinto, TX	Operated	$0.9	100%	Non-producing
December, 2007	Big Al	Scurry, TX	Operated	$0.3	100%	Producing
January, 2008	Pleasanton (2)	Atascosa, TX	Operated	$6.7	70%	Non-producing
April, 2008	Pruitt/Davis	Atascosa, TX	Operated	$0.8	100%	Producing
May, 2008	Leike (3)	Atascosa, TX	Operated	$0.6	70%	Non-producing
June, 2008	Lacy (4)	Hidalgo, TX	Non-operated	$0.4	25%	Completed

(1)
Acquisition of an additional 50% working interest in the Barnett Shale acreage within the Ball/Bird field.  This acquisition increased the Company’s net acreage position by 2,300 acres and gave us a 100% working interest in the Barnett Shale.  This acreage is held by production from existing operated wells in the field.

(2)
Purchase of non-producing leases to workover existing wells to complete them in the Edwards formation.  To date, the Company has expended approximately $400,000 on the workover program with limited results.  Further development is anticipated.

(3)
Purchase of a non-producing lease to workover an existing well to complete in the Edwards formation.  To date, the Company has expended approximately $1.7 million with limited results.  Further development is anticipated.

(4)
Purchase of non-producing acreage.  Operator has successfully completed a well at approximately 7,600 feet, and is in the process of equipping the well for production.  The Company’s share of the drilling and completion cost was approximately $550,000.

Platinum also purchased the outstanding stock of Red Iron Tool, Inc. (“Red Iron”) for approximately $2.2 million in December 2007. Red Iron owns three pulling units and other service equipment near our Ira field in Scurry County, Texas.

On April 29, 2008, the Company completed the acquisition of Maverick, a provider of project management, engineering, procurement, and construction management services to both the public and private sectors, including the oil and gas business in which the Company is engaged.  The aggregate consideration paid in the merger was $6 million in cash and $5 million to be paid over the next 5 years pursuant to non-interest bearing cash flow notes, subject to certain escrows, holdbacks and post-closing adjustments. The cash flow notes were reduced for a working capital post closing adjustment which was determined by the Company to be $645,596. This amount may be subject to modification as may be agreed between the parties. At the time the acquisition was completed, a discount to present value in the amount of $1,320,404 was recorded and deducted from the cash flow notes as these notes are non-interest bearing for the initial 5 years of their term. In addition, the sellers agreed to satisfy and assume Maverick's bank indebtedness in the aggregate amount of $4,889,538 consisting of a $2,960,155 revolving line of credit maturing April 2008, a $1,584,375 term note due April 2011, and $345,008 oil and gas note due May 2009 (collectively referred to as the “Notes”), using a portion of the cash received by them at closing. Following the closing, the Company was indebted to the sellers for these amounts under the identical terms of the bank loan agreements. On April 30, 2008, Maverick entered into extension and modification agreements with the sellers pursuant to which sellers agreed to defer principal payments of the $1.6 million term loan for six months and extend the maturity date to April 2013. The sellers also agreed to extend the maturity date of the revolving line of credit to 2010. In addition, as of December 31, 2008, Maverick was not in compliance with the debt service coverage ratio contained in the loan agreements. On August 14, 2008, the sellers waived the Company's obligation to maintain this ratio through September 30, 2009.

On April 16, 2009, the Company received a written notice of acceleration from Robert L. Kovar Services, LLC, as the stockholder representative, claiming that the Company failed to make timely mandatory prepayments in the amount of $110,381 due under the terms of the cash flow notes.  The cash flow notes are payable quarterly at the rate of 50% of pre-tax net income, as defined in the merger agreement, generated by the Maverick business on a stand-alone basis in the preceding quarter.  It is the Company’s position that Maverick generated a pretax loss during the period April 29, 2008 through December 31, 2008 and the fourth quarter of 2008, and as such the Company was not obligated to make a mandatory payment to the note holders.   Generally Accepted Accounting Principles in the United States of America (“GAAP”) require intangible assets to be amortized over their useful lives.  In addition, goodwill and intangible assets are evaluated annually for potential impairment.  The pretax income as calculated by Robert L. Kovar Services, LLC, as the stockholder representative, did not include amortization expense or impairment charges related to intangible assets and goodwill in accordance with GAAP.

On April 29, 2009, Maverick received a notice of acceleration (the “Acceleration Letter”) with respect to the Notes. The Acceleration Letter alleges that Maverick failed to comply with certain covenants under the terms of the Loan Agreement and that Maverick failed to make payments due under the Notes.  The outstanding principal, accrued interest and late charges alleged to be owed by Maverick in the Acceleration Letter total $4,659,227.  The Acceleration Letter also contends that interest continues to accrue at the default rate of 18% per annum.  In a separate letter, dated May 1, 2009, Robert L. Kovar Services, LLC, as the stockholder representative for the sellers, purported to terminate the revolving credit facility under the Loan Agreement and demanded turnover of all collateral securing indebtedness under the Loan Agreement.

The Company and Maverick have asserted claims in litigation against the holders of the Notes, Robert L. Kovar Services, LLC, Robert L. Kovar, individually, and others.  The litigation is in its early stages and, accordingly, the Company cannot predict the outcome of these matters.

On March 14, 2008, TEC and PER Gulf Coast, Inc. (“Borrower”) which are wholly owned subsidiaries of the Company, entered into a Senior Secured Revolving Credit Facility (“Senior Credit Facility”) with Bank of Texas. The Senior Credit Facility provided for a revolving credit facility up to the lesser of the borrowing base and $100 million. The initial borrow base was set at $35 million.  On January 9, 2009, the Borrower reaffirmed the borrowing base at $35 million and amended the Senior Credit Facility to change the interest rate provisions. Under the amended loan agreement the outstanding debt bears interest at LIBOR, plus a margin which varies with the ratio of the Borrower’s outstanding borrowings against the defined borrowing base, ranging from 2.0% to 2.75 % provided the interest rate does not fall below a floor rate of 4% per annum.  In addition, the Borrower is obligated to the bank for a monthly fee of any unused portion of the line of credit at the rate of 0.25% per annum. The facility is collateralized by substantially all of the Company’s proved oil & gas assets.

Under the terms of the revolving line of credit agreement, the Borrower must maintain certain financial ratios, must repay any amounts due in excess of the borrowing base, and may not declare any dividends or enter into any transactions resulting in a change in control, without the bank’s consent. A financial covenant under the credit facility requires us to maintain a ratio of indebtedness to cash flow of no more than 3 to 1. As of December 31, 2008 we were not in compliance with this covenant. The Company has formally requested that the bank either amend the loan agreement, grant a waiver for this period, or grant the company sufficient time to obtain additional capital resources through alternative means. The bank has submitted the request to its loan committee, but the Company has not received the waiver as the date of the issuance of this report. Accordingly, the company has reclassed the amount of outstanding indebtedness under the credit facility, approximately $12 million, to the current liabilities section of the balance sheet.  If a suitable arrangement cannot be reached with the bank, the bank could accelerate the indebtedness and seek to foreclose on the pledged assets. However, the Company believes it has sufficient liquidity in its derivative contracts to liquidate some or all of its hedge positions in order to bring the company back into compliance with the covenant, if required. The Company, as the parent company, is not a co-borrower or guarantor of the line, and transfers from the Borrower to the parent company are limited to (i) $1 million per fiscal year to the parent for management fees, and (ii) the repayment of up to $2 million per fiscal year in subordinate indebtedness owed to the parent. As of December 31, 2008 there was approximately $12 million outstanding under the revolving line of credit, bearing interest at the bank’s base rate, which was 4%. Amounts drawn on the revolving line of credit in 2008 were used to fund our capital expenditure program.

Capital Expenditures

The timing of most of our capital expenditures is discretionary because we operate the majority of our wells and we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. Our capital expenditure program includes the following:

•	cost of acquiring and maintaining our lease acreage position and our seismic resources;

•	cost of drilling and completing new oil and natural gas wells;

•	cost of installing new production infrastructure;

•	cost of maintaining, repairing and enhancing existing oil and natural gas wells; and

•	cost of recompleting previously abandoned well bores.

During 2008 we made approximately $20.7 million in capital expenditures related to our oil and gas properties.  As a result of the dramatic downturn in commodity prices and credit market crisis we elected to shut down all drilling activity in the fourth quarter of 2008.  Approximately $4.3 million related to capital workovers where we re-entered previously abandoned well bores.  The Company ramped up an aggressive drilling and completion program in 2008, drilling 23 gross wells, 21 of which generated production.  The average cost per well was approximately $0.4 million, which was financed out of existing cash flow and our bank credit facility.  In addition, we spent approximately $1 million to upgrade our salt water disposal system and install a new compressor at our Tomball field.  In the Ira field, we began designing and planning for a complete overhaul and expansion of the field’s water injection system which cost approximately $0.5 million.

The industry saw unprecedented increases in commodity prices during 2008 as we began our drilling program.  The focus was to drill low cost, long lived proved undeveloped locations within our existing fields.  Unfortunately, as commodity prices escalated, the cost to drill followed closely behind. Although we were able to utilize our own drilling rigs in most cases, the rig itself comprises only a portion of the cost to drill and complete a well.  Labor costs increased, the availability of casing and tubing became scarce and expensive, and the availability of other services in a demand driven environment became cost prohibitive. By the end of the second quarter, the cost to drill had affected the economic parameters so much, that we began to curtail drilling operations during the third quarter.

In 2009, the costs to drill have begun to fall, but with the current softness in commodity prices, it is currently uneconomic to drill in these areas.  There are no immediate plans to resume our in-fill drilling program during 2009; however, the reserves associated with these potential drilling locations remain in the ground, and we will continue to monitor the economic environment necessary to resume a drilling program in the future.

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

Full Cost and Impairment of Assets

We account for our oil and natural gas exploration and development activities using the full cost method of accounting. Under this method, all costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. Costs of non-producing properties, wells in the process of being drilled and significant development projects are excluded from depletion until such time as the related project is developed and proved reserves are established or impairment is determined. At the end of each quarter, the net capitalized costs of our oil and natural gas properties, as adjusted for asset retirement obligations, is limited to the lower of unamortized cost or a ceiling, based on the present value of estimated future net revenues, net of income tax effects, discounted at 10%, plus the lower of cost or fair market value of our unproved properties. Revenues are measured at unescalated oil and natural gas prices at the end of each quarter, with effect given to cash flow hedge positions. If the net capitalized costs of oil and natural gas properties exceed the ceiling, we are subject to a ceiling test write-down to the extent of the excess. A ceiling test write-down is a non-cash charge to earnings. It reduces earnings and impacts stockholders’ equity in the period of occurrence and results in lower DD&A expense in future periods.  There is a risk that we will be required to write down the carrying value of our oil and natural gas properties if oil and natural gas prices decline further.

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

(3) Estimates of proved reserves do not include the following: (A) oil that may become available from known reservoirs but is classified separately as indicated additional reserves; (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (C) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (D) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal and other such sources.

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

Provision for Depreciation, Depletion and Amortization

We have computed our provision for Depreciation, Depletion and Amortization (“DD&A”) on a unit-of-production method. Each quarter, we use the following formulas to compute the provision for DD&A.

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

Recent Accounting Pronouncements

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The implementation of SFAS 159 did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(Revised 2007), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations . SFAS 141(R) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141(R) also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141(R) will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) would have an impact on the accounting for any businesses acquired by the Company after the effective date of the pronouncement.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any non-controlling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income (loss) allocable to non-controlling interests and net income (loss) attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned businesses acquired by the Company in the future.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets . The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. GAAP principles. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP SFAS 142-3 is effective January 1, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified Emerging Issue Task Force (“EITF”) 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides framework for determining whether an instrument is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The implementation of EITF 07-5 is not expected to have a material effect on the Company’s consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position 157-3, Determining Fair Value of a Financial Asset in a Market That is Not Active (“FSP 157-3”). FSP 157-3 classified the application of SFAS 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of FSP 157-3 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. The Company adopted SFAS 157 as of January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 , which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position FIN 48-3, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises (“FSP FIN 48-3”), which was effective upon issuance. Management has determined that this pronouncement does not apply to any of the Company’s transactions.

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”). FSP 132(R)-1 provides guidance on disclosure of plan assets of defined benefit pensions or other postretirement plans and is effective for fiscal years ending after December 15, 2009. Management has determined that this pronouncement does not apply to any of the Company’s transactions.

In January 2009, the FASB issued FASB Staff Position EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20”). FSP EITF 99-20 deals with securitized financial assets and other than temporary impairment. FSP EITF 99-20 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. Management has determined that this pronouncement does not apply to any of the Company’s transactions.

SEC Rulemaking

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves in that companies must use a 12-month average price. The average is calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. We are currently assessing the impact that the adoption will have on our disclosures, operating results, financial position and cash flows.

Item 8.    Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and supplementary financial data are included in this annual report on Form 10-K beginning on page F-1 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as a result of material weaknesses in internal controls as of December 31, 2008.

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting (ICFR). Our internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations, and therefore can only provide reasonable assurance with respect to financial statement preparation and presentation.

An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by employees in the normal course of their work. Our management’s assessment is that the Company did not maintain effective ICFR as of December 31, 2008 within the context of the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our ICFR as designed, documented and tested, we identified multiple material weaknesses primarily related to maintaining an adequate control environment. The material weaknesses in our internal controls related to inadequate staffing within our accounting department and upper management, the assignment of authority and responsibility, lack of consistent policies and procedures, inadequate monitoring controls, inadequate disclosure controls and significant turnover among the directors and officers of the Company.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

(b) Changes in Internal Control Over Financial Reporting

We have evaluated our internal control over financial reporting as of the end of our fourth fiscal quarter. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This management report on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities of that Section.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The current Board of Directors and Executive Officers of Platinum are as follows:

Name	Age (1)	Position	Director Since	Director Class
Tim G. Culp	50	Chairman of the Board	2007	Class C
Al Rahmani	62	Interim Chief Executive Officer and Director	2009	Class A
Lisa Meier	36	Chief Financial Officer and Treasurer	-	-
William C. Glass	38	President and Director	2005	Class B
Barry Kostiner	37	Director	2005	Class C
Bernard Albert Lang	72	Director	2008	Class A
Roderick McLennan	73	Director	2009	Class A
William Blain	47	Director	2009	Class A

(1)  As of May 15, 2009.

Tim G. Culp has been our Chairman of the Board and President and Chief Executive Officer of New TEC since the TEC acquisition in October 2007.  From June 2005 through October 2007, Mr. Culp was President and Chief Executive Officer of Tandem, Old TEC’s parent entity.  Prior to this, Mr. Culp was a co-founder, senior officer and principal stockholder of Old TEC's and Shamrock Energy Corporation and its operating affiliate, Arrowhead Operating, Inc. Prior to forming TEC, Mr. Culp was a Vice President with Adobe Resources Corporation. During Mr. Culp’s tenure, Adobe, TEC and Shamrock acquired over $140 million in oil and gas properties. Mr. Culp has over twenty-five years of oil and gas industry experience with over twenty years of experience in property acquisitions and development. Prior to joining Adobe, Mr. Culp was a manager for the public accounting firm of KPMG Peat Marwick. Mr. Culp received his Bachelor of Business Administration degree in Accounting from Texas Tech University in 1981.

Al Rahmani has been a member of our board of directors since his appointment on February 18, 2009.  The Board appointed Mr. Rahmani to Interim Chief Executive Officer on March 2, 2009, replacing Mr. Kostiner as Chief Executive Officer.  Prior to joining the Company, Mr. Rahmani held the position of Senior Vice President of Engineering and Development for Triple Five Worldwide Organization, LLC., and served as a Managing Director of A.R. Development Inc., a technical engineering and financial services consulting firm between 1995 and December 2008. In addition, Mr. Rahmani received a B.S. in civil engineering and a M.S. in civil/environmental engineering from the University of Massachusetts.

Lisa Meier has been our Chief Financial Officer and Treasurer since August 11, 2008. Ms. Meier is a certified public accountant, and prior to joining the Company served from April 2004 to August 2008 as Chief Financial Officer of Flotek Industries, Inc., a New York Stock Exchange listed company based in Houston, Texas, specializing in innovative production chemicals and down-hole drilling and production equipment. Previously, Ms. Meier served as Supervisor of SEC Financial Reporting for Service Corporation International from 2003 to 2004. Prior to that time, Ms. Meier held various accounting, finance, and risk management positions at several Fortune 500 companies and served in the energy audit practice at PricewaterhouseCoopers. Ms. Meier earned a Bachelor of Business Administration (BBA) from the University of Texas at Austin and a Master of Professional Accountancy (MPA) from the University of Texas at Austin in 1996. Ms. Meier also currently serves on the board of directors of Northern Oil and Gas, Inc., an American Stock Exchange listed company. Northern Oil and Gas, Inc. is an exploration and production company focused in the Bakken formation and throughout the Rocky Mountain region. She serves as chairman of its audit committee and compensation committee.

William C. Glass has been our President and a member of our board of directors since inception. Mr. Glass has worked in the energy industry and energy financial derivatives markets since 1996. Mr. Glass has been an independent energy trader and consultant since December 2003. From July 2000 to December 2003, Mr. Glass was Vice president of Marubeni Energy Incorporated’s North American Natural gas division. He was responsible for all natural gas transactions, transportation, marketing, trading, and operations. From February 1997 to July 2000, Mr. Glass was a senior trader at Southern Company Energy marketing. His responsibilities included managing the financial gas daily desk as well as trading gulf coast, northeast, and mid west financial products. From October 1995 to February 1997, Mr. Glass worked at Enron as part of the risk management team. Mr. Glass holds a bachelor’s in Finance and Accounting from Texas A&M University.

Barry Kostiner has been a member of our board of directors since inception. Mr. Kostiner was also our chief executive officer until March 2, 2009 when the Board removed him from such position.  Mr. Kostiner has been involved in energy trading and structuring since 1992. Mr. Kostiner has negotiated structured transactions and built trading desks in electricity, natural gas options and physical gas. Mr. Kostiner was formerly a manager and principal of KD Resources, LLC, a privately-owned Delaware limited liability company engaged in the oil and gas exploration and production industry.  Mr. Kostiner was the manager of Braesridge Energy LLC, which invests in energy companies, including ours, from its inception on July 19, 2007 through February 14, 2008. From March 2003 through 2005, he was a principal of Ellipse Energy LLC, a consulting and private equity firm. From March 2001 to January 2003, he was a managing director at Allegheny Energy, an energy trading and generation asset management company. At Allegheny, as a managing director, he was responsible for the physical gas trading desk that controlled fuel supply and risk management for 2,800 MW of natural gas fired generation, with an acquisition value of over $2 billion. He also was involved in initiating the coal trading group, the E&P asset acquisition and European trading businesses. From January 1999 until March 2001, he was a vice president at Merrill Lynch in its energy trading group which was subsequently sold to Allegheny Energy. From October 1995 until January 1999, he was an associate at Goldman Sachs in its energy origination group. Mr. Kostiner was a founding employee involved in business development, strategy and management for the joint venture between Goldman Sachs and Constellation Energy. He received a BS in Electrical Engineering and MS in applied mathematics from MIT. His master’s thesis jointly supervised by Harvard’s Kennedy School of Government was on mathematics applied to deregulated electricity markets.

Bernard Albert Lang has been a member of our board of directors since his appointment on July 15, 2008. Mr. Lang is currently President of Bert Lang and Associates, a megaproject and energy consulting firm. Mr. Lang was Executive Vice President, Project Execution for Synenco Energy Inc., until it was acquired by Total in August 2008. Mr. Lang is also currently a director for Exall Energy Corporation, a Canadian based oil and gas E&P company. Prior to joining Synenco, Mr. Lang was a Partner of Techna West Engineering, an Edmonton, Alberta-based firm that specializes in petroleum-based engineering services, where he acted as the Vice President, Client Relations from November 2002 to January 2006. From July 2001 to November 2002, Mr. Lang was President & Chief Operating Officer (Contract) and the Vice Chairman of the Board of Directors for Exall Resources Ltd. Slovakia. There, Mr. Lang was responsible for the restructuring and reorganization of Novácke Chemické Závody a.s., a subsidiary of Exall Resources that produces organic and inorganic chemicals, technical gases, polymers, PVC emulsions and suspensions along with other products.  Prior to that, Mr. Lang held various executive management positions with Suncor Energy Inc. from June 1982 to July 2001. During this time Mr. Lang directed an award winning changeover project of an upgrader control room from manual to computer control and a $210 million flue gas desulphurization plant. From 1997 to 2001, Mr. Lang served as Vice-President, Millennium Project where he was accountable for a $3.4 billion oil sands expansion. Suncor is one of Canada’s largest petroleum recovery and refining operations, mining vast heavy oil and natural gas reserves in northern Alberta and throughout western Canada.

Roderick McLennan has been a member of our board of directors since his appointment on February 18, 2009.  Mr. McLennan is a founder and former Managing Partner of and now Counsel to the law firm of McLennan Ross LLP. He is one of Alberta's most senior counsel having practiced for more than 45 years, including the areas of commercial litigation, construction and land development. Mr. McLennan has lectured for a number of years at the University of Alberta, Faculty of Law in advocacy. He served as Chairman of the Second Quadrennial Judicial Compensation and Benefits Commission of Canada and has been a Fellow of the American College of Trial Lawyers since 1985 where he has served as Chair of the Judiciary Committee. He has been recognized on numerous occasions in the Lexpert guide as a leading litigator. He is the President and Chief Executive Officer of Partridge Holdings Ltd., a private holding and investing company. Mr. McLennan obtained his Bachelor of Laws degree from the University of Alberta and was subsequently admitted to the law societies of Alberta (1959) and the Northwest Territories (1961).

William Blain has been a member of our board of directors since his appointment on February 18, 2009.  Mr. Blain is currently the senior partner in the law firm of Blain Law providing legal services to First Nations and corporate entities doing business with First Nations in the area of oil and gas and mining on reserve, traditional and Treaty lands.  He has worked as in house counsel to Revenue Canada, and as litigation counsel with the Canadian Federal Department of Justice. Mr. Blain has also served as in-house counsel to Indian Oil and Gas Canada providing legal advice regarding the interpretation and application of Federal and Provincial environmental and oil and gas legislation in British Columbia, Alberta and Saskatchewan. Mr. Blain spent five years as the General Manager of the Land Division of Indian Oil and Gas Canada (IOGC) during which time he was responsible for all oil and gas and surface dispositions, negotiations, surface and mineral title, pooling, drafting contractual agreements and administering and enforcing those contracts. Mr. Blain completed his undergraduate general studies at the University of Calgary, Alberta, and received his Bachelor of Laws degree from the University of Alberta in 1991.

Board Composition

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors (Class A), currently consisting of Bernard Lang, Al Rahmani, Roderick McLennan and William Blain will expire at our first annual meeting of stockholders. The term of office of the second class of directors (Class B), consisting of William C. Glass, will expire at the second annual meeting. The term of office of the third class of directors (Class C), currently consisting of Tim G. Culp and Barry Kostiner, will expire at the third annual meeting. Pursuant to the TEC acquisition agreement, Platinum has agreed that, for so long as Mr. Culp owns at least one percent (1%) of the outstanding shares of Platinum, to the extent permitted by applicable law and corporate governance rules, it shall: (i) cause Mr. Culp to be nominated to the board as a Class C director and submitted for election by the stockholders of Platinum; and (ii) cause an individual recommended by Mr. Culp to be nominated to the board as a Class A director (which individual shall be “independent” within the meaning of the NASDAQ corporate governance rules) and submitted for election by the shareholders of Platinum.  Mr. Culp has not yet recommended any individual to be nominated to the board.

Board Committees

Audit Committee

We do not have an audit committee of our board of directors, nor do we have an audit committee financial expert. Our entire Board performs the functions of an audit committee and because our equity securities are not listed on an exchange or automated quotation system, we are not required to appoint an audit committee.  We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  Accordingly, we do not have an audit committee financial expert.

We have added three board members in 2008 and 2009 that are considered “independent” under the Nasdaq listing standards and plan to establish an audit committee that will consist of all or some of these directors in the future.

Compensation Committee

We do not have a compensation committee. As such, the entire board of directors performs the function of a compensation committee.

Nominating Committee

We do not have a nominating committee. As such, the entire board of directors performs the function of a nominating committee. The board will consider director candidates who have relevant business experience, are accomplished in their respective fields and who possess the skills and expertise to make a significant contribution to the board of directors, the Company and its shareholders.  If a shareholder wishes to suggest a proposed name for board consideration, the name of that nominee and related personal information should be forwarded to the Chairman of the Board.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, or persons performing similar functions, as well as to all our directors, officers and employees. Our Code of Conduct and Ethics is posted on our Internet website. Our Internet website is www.platenergy.com. We intend to satisfy the disclosure requirements under Item 5.05 on Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires Platinum directors, officers and persons owning more than 10% of Platinum’s common stock to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based on its review of the copies of such reports furnished to Platinum, or representations from certain reporting persons that no other reports were required, Platinum believes that all applicable filing requirements were complied with during the fiscal year ended December 31, 2008 except as follows:  Braesridge Energy LLC filed a late Form 4 reporting nineteen purchases of warrants; Braesridge Energy LLC and Syd Ghermezian filed three late Forms 4 reporting a purchase of common stock purchase warrants owned by Braesridge Energy LLC; Syd Ghermezian filed a late Form 3; and Mr. Rogers filed a late Form 4 reporting the purchase of common stock.   Additionally, subsequent to December 31, 2008, Messrs. Lang and Rosenberg each filed a late Form 4 reporting the acquisition of a stock options.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth the aggregate compensation awarded to, earned by or paid to our named executive officers in 2008 and 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation (2) ($)	Total ($)
Tim Culp	2008	188,760						12,000	200,000
Chairman of the Board(3)	2007	177,700						—	177,700

Barry Kostiner	2008	188,760	2,750						191,510
Former Chief Executive Officer(4)	2007	30,000	10,000						40,000

Lisa Meier	2008	93,750	2,750		12,104			5,000	113,604
Chief Financial Officer and
Treasurer(5)

Robert L. Kovar	2008	125,510			19,494				145,004
Former Chief Operating Officer(6)

(1)
Represents the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2008 in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” as modified or supplemented (“SFAS 123R”).  See Note 9 – Equity and Stock Plans, for a description of the assumptions used in the calculation of stock option expense. Ms. Meier and Mr. Kovar each received an option to purchase 50,000 shares of common stock.  Ms. Meier’s stock options have an exercise price of $3.90 per share, the closing price of the common stock on August 11, 2008, the date of grant, and are subject to a four year vesting schedule, with one-quarter of such options vesting on each anniversary of the date of grant, beginning August 11, 2009.  Mr. Kovar’s options had an exercise price of $5.15 per share, the closing price on the date of grant, and were subject to a five year vesting schedule, with one-fifth of such options to vest on each anniversary of the date of grant, beginning April 29, 2009.

(2)	Represents auto allowances.

(3)
From January 1, 2007 until the completion of the TEC acquisition on October 26, 2007, Mr. Culp received compensation from TEC as an officer of TEC.  As of March 2, 2009, the position of Chairman of the Board is no longer an executive position with the Company.

(4)
Mr. Kostiner did not receive any compensation from Platinum until the completion of the TEC acquisition on October 26, 2007.  Mr. Kostiner was removed from the position of Chief Executive Officer on March 2, 2009.

(5)	Mrs. Meier was hired August 11, 2008. See “Employment Agreements-Lisa Meier” below.

(6)
Mr. Kovar was hired April 29, 2008 upon completion of the acquisition of Maverick Engineering, Inc. See “Employment Agreements-Robert L. Kovar” below.  On December 3, 2008, Mr. Kovar resigned from his position of Chief Operating Officer.

On  February 18, 2009, Mr. Al Rahmani was appointed to our board of directors and on March 2, 2009 Mr. Rahmani was appointed as our Interim Chief Executive Officer.  On April 13, 2009, the board of directors approved an annual salary for Mr. Rahmani of $185,000, retroactive to January 1, 2009.

Equity Awards

During 2008, to promote our long-term objectives, equity awards were made under the 2006 Long Term Incentive Plan to directors, executive and other employees who were in a position to make a significant contribution to our long-term success. Our 2006 Long Term Incentive Plan provides for different types of equity awards, including non-qualified and incentive stock options, shares of common stock, restricted stock and stock appreciation rights. Since equity awards may vest and grow in value over time, this component of our compensation plan is designed to reward performance over a sustained period.  Stock options represent rights to purchase shares of our stock at a set price at some date in the future, not to exceed ten years from the date of grant. Stock options are granted with an exercise price equal to the closing stock price on the business day immediately preceding the date of grant.  A total of 172,000 options have been made or committed to be made by the Company as May 15, 2009. See “Employment Agreements” and “Director Compensation” for information on option grants made to certain named executive officers and directors.

Employment Agreements

Lisa Meier.  On August 11, 2008, the Company entered into a five year employment agreement with Lisa Meier pursuant to which Ms. Meier was appointed as Chief Financial Officer and Treasurer of the Company. Pursuant to the terms of the employment agreement, Ms. Meier will be paid a $250,000 base annual salary, increasing by 5% annually. Ms. Meier will be eligible for an annual bonus as determined by the Board or a compensation committee of the Board which, in the event the Company has positive cash flow, will be at least $50,000. In addition, Ms. Meier will be eligible for a performance bonus based on certain predetermined budgeted goals. The target bonus for this purpose will be 50% of base salary. In addition, pursuant to the employment agreement, Ms. Meier was granted 50,000 incentive stock options to purchase shares of the Company’s common stock with an exercise price of $3.90, the closing price on August 11, 2008, the date of grant, and will be granted an additional 50,000 stock options each year thereafter during the term of her employment. The granted stock options are subject to a four year vesting schedule, with one-quarter of such options vesting on each anniversary of the date of grant, beginning August 11, 2009. Upon a change in control of the Company, the employment agreement provides that all options granted to Ms. Meier will immediately vest. Pursuant to the employment agreement, if Ms. Meier’s employment is terminated by the Company without cause or Ms. Meier terminates her employment for good reason, she will receive an 18 month severance package. If, however, Ms. Meier’s employment is terminated by the Company for cause or Ms. Meier terminates her employment without good reason, she will receive no severance package. Ms. Meier has also agreed that during the term of her employment with the Company and for an 18 month period thereafter, she will not compete with the Company nor solicit employees of the Company. If Ms. Meier breaches any of these obligations, she would forfeit her right to any severance payments and benefits to which she otherwise would be entitled.

Pursuant to the Employment Agreement, Ms. Meier was also appointed President of Platinum Energy Services and Infrastructure (“PSI”), a proposed new business that Ms. Meier will help develop in the oilfield services industry.  PSI is a subsidiary of Platinum.  PSI has entered into a Restricted Stock Agreement with Ms. Meier pursuant to which Ms. Meier was issued 50 restricted shares of PSI’s common stock, representing 5% of the outstanding shares of PSI common stock.  Under the agreement, the shares are subject to a vesting schedule, with one-quarter of such shares to be vested immediately and one-quarter on each anniversary thereafter until all of the shares are vested.   All shares will be released from restriction upon a sale of the PSI business.  To date, PSI has not acquired any assets or begun operations and no value has been assigned to the shares.

Robert L. Kovar.  In connection with the acquisition of Maverick on April 29, 2008, the Company entered into an employment agreement with Robert Kovar pursuant to which Mr. Kovar was appointed as Chief Operating Officer of the Company and President of Maverick, a wholly-owned subsidiary. Mr. Kovar was Maverick’s founder and its president and chief executive officer prior to the acquisition. The employment agreement provided for an initial term of five years. Pursuant to the terms of the employment agreement, Mr. Kovar was to be paid a $200,000 base annual salary and was to be eligible for annual performance bonuses in such amount and at such times as determined by the Board or the compensation committee, in their sole discretion. In addition, pursuant to the employment agreement, Mr. Kovar was granted 50,000 options to purchase shares of Platinum’s common stock with an exercise price of $5.15 per share, the closing price on the date of grant, and was to be granted an additional 50,000 stock options on each of the four succeeding anniversaries of the effective date of the employment agreement at the closing price on each anniversary date. The options were subject to a 5 year vesting schedule, with one-fifth of such options vesting on each anniversary of the date of grant, beginning April 29, 2009. Upon a change in control of the Company, the employment agreement provided that all options granted to Mr. Kovar would immediately vest.  Pursuant to the employment agreement, if Mr. Kovar’s employment was terminated by the Company without cause or Mr. Kovar terminated his employment for good reason, he would have received an 18 month severance package and his cash flow note would have become immediately due and payable. If, however, Mr. Kovar’s employment was terminated for cause or Mr. Kovar terminated his employment without good reason, he would receive no severance package and his cash flow note would be cancelled. Mr. Kovar also agreed that during the term of his employment with the Company and for an 18 month period thereafter, he would not compete with nor solicit employees of the Company.  If Mr. Kovar breaches any of these obligations, he forfeits his right to any severance payments and benefits to which he otherwise would be entitled.  Mr. Kovar delivered a letter of resignation, effective on December 3, 2008.  Accordingly, Mr. Kovar’s employment agreement was terminated on December 3, 2008.   On December 3, 2008 Mr. Kovar filed a lawsuit against us claiming that he had good reason to terminate his employment and claims he is entitled to a severance payment under his employment agreement, accelerated vesting of his stock options and accelerated payment of the cash flow note issued to him in connection with our purchase of Maverick in April 2008.   We believe that Mr. Kovar did not have good reason to resign and that upon his resignation, his options were forfeited and cancelled.  See “Legal Proceedings.”

Long-Term Incentive Compensation Plan

Platinum’s 2006 Long-Term Incentive Plan (the “2006 Plan”) has been approved by our board of directors and our stockholders at the special meeting of stockholders held on October 26, 2007, in connection with the consummation of the TEC acquisition.  The purposes of the 2006 Plan are to create incentives designed to motivate our employees to significantly contribute toward our growth and profitability, to provide our executives, directors and other employees, and persons who, by their position, ability and diligence, are able to make important contributions to our growth and profitability, with an incentive to assist us in achieving our long-term corporate objectives, to attract and retain executives and other employees of outstanding competence, and to provide such persons with an opportunity to acquire an equity interest in us.

We may grant incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses, or collectively, awards, to our officers and key employees, and those of our subsidiaries. In addition, the Plan authorizes the grant of non-qualified stock options and restricted stock awards to our directors and to any independent contractors and consultants who by their position, ability and diligence are able to make important contributions to our future growth and profitability. Generally, all classes of our employees are eligible to participate in our Plan.  As of May 15, 2009, options to purchase 172,000 shares of our common stock have been granted under the 2006 Plan.

We have reserved a maximum of 4 million shares of our authorized common stock, subject to adjustment, for issuance upon the exercise of awards to be granted pursuant to the 2006 Plan.

We do not have a compensation committee. As such, the entire board of directors performs the function of a compensation committee including administration of the Plan.

The 2006 Plan permits the board to grant the following types of awards:

Stock Options.  The 2006 Plan provides that the stock options may either be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or Non-Qualified Options, which are stock options other than Incentive Stock Options within the meaning of Sections 422 of the Code.  Incentive Stock Options may be granted only to our employees or employees of our subsidiaries, and must be granted at a per share option price not less than the fair market value of our common stock on the date the Incentive Stock Option is granted.  The maximum number of shares subject to stock options that may be awarded in any fiscal year to any employee may not exceed 100,000 and the number of shares subject to stock options that may be awarded in any fiscal year to any director may not exceed 10,000.

The exercise price for each stock option granted under the 2006 Plan will be determined by our board of directors or a committee of the board at the time of the grant, but will not be less than fair market value on the date of the grant (not less than 110% of the fair market value of one share of our common stock on the date the Incentive Stock Option is granted if the grantee is a 10% or greater stockholder of the total combined voting power of all of our outstanding stock of all classes entitled to vote in the election of directors). Our board of directors or a committee of the board will also determine the duration of each option; however, no option may be exercisable more than ten years after the date the option is granted (no more than five years if the grantee is a 10% or greater stockholder of the total combined voting power of all of our outstanding stock of all classes entitled to vote in the election of directors).  Options granted under our Plan will vest at rates specified in the option agreement at the time of grant; however, all options granted under our Plan will vest upon the occurrence of a change of control, as defined in the Plan. The 2006 Plan also contains provisions for our board of directors or a committee of the board to provide in the participants’ option award agreements for accelerating the right of an individual employee to exercise his or her stock option or restricted stock award in the event of retirement or other termination of employment.  The exercise price of stock options may be paid in cash, in whole shares of our common stock, in a combination of cash and our common stock, or in such other form of consideration as our board of directors or the committee of the board may determine, equal in value to the exercise price. However, only shares of our common stock which the option holder has held for at least six months on the date of the exercise may be surrendered in payment of the exercise price for the options.

Stock Appreciation Rights. Stock appreciation rights may or may not be granted in connection with the grant of an option. The exercise price of stock appreciation rights granted under the 2006 Plan will be determined by the board of directors or a committee of the board; provided, however, that such exercise price cannot be less than the fair market value of a share of common stock on a date the stock appreciation right is granted (subject to adjustments). A stock appreciation right may be exercised in whole or in such installments and at such times as determined by the board of directors or a committee of the board.

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

Performance Units. The 2006 Plan permits grants of performance units, which are rights to receive cash payments equal to the difference (if any) between the fair market value of our common stock on the date of grant and its fair market value on the date of exercise of the award, except to the extent otherwise provided by the board of directors or a committee of the board or required by law. Such awards are subject to the fulfillment of conditions that may be established by the board of directors or a committee of the board including, without limitation, the achievement of performance targets based upon the factors described above relating to restricted stock awards.

Performance Bonus. The 2006 Plan permits grants of performance bonuses, which may be paid in cash, common stock or combination thereof as determined by the board of directors or a committee of the board.  The performance targets will be determined by the board of directors or a committee of the board based upon the factors described above relating to restricted stock awards.  Following the end of the performance period, the board of directors or a committee of the board will determine the achievement of the performance targets for such performance period.  An employee’s receipt of cash, common stock or combination thereof will be contingent upon achievement of performance targets during the performance period.  Any payment made in shares of common stock will be based upon the fair market value of the common stock on the payment date. The maximum amount of any performance bonus payable to a participant in any calendar year is $500,000.

The 2006 Plan provides for the acceleration of any unvested portion of any outstanding awards under the 2006 Plan upon a change of control event.

Awards granted under the 2006 Plan that have not vested will generally terminate immediately upon the grantee’s termination of employment or business relationship with us or any of our subsidiaries for any reason other than retirement with our consent, disability or death.

Outstanding Equity Awards at Fiscal Year-End 2008

The following table sets forth information concerning unexercised options outstanding as of December 31, 2008 for each named executive officer.

	Option Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Option Exercise Price ($)	Option Expiration Date
Lisa Meier (1)	50,000	—	3.90	August 11, 2018
Robert L. Kovar (2)	50,000	—	5.15	April 29, 2018

(1) The stock options are subject to a four year vesting schedule, with one-quarter of such options vesting on each anniversary of the date of grant, beginning August 11, 2009.
(2) The options were subject to a five year vesting schedule, with one-fifth of such options vesting on each anniversary of the date of grant, beginning April 29, 2009.

Director Compensation

The following table sets forth information concerning the compensation earned by non-employee directors during the fiscal year ended December 31, 2008.  Other than Mr. Glass, none of our employee directors received compensation for their services as a director on our Board.

Name	Option Awards ($)(1)	Total ($)
Bernard Albert Lang(2)	1,146	1,146
Norman Rosenberg(3)	1,146	1,146
William Glass	0	0
_______________

(1)  Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 in accordance with SFAS 123R disregarding the estimate of forfeitures.  See Part II, Item 8 – Notes to the Consolidated Financial Statements for the years ended December 31, 2008 and 2007, Note 9 – Equity and Stock Plans, for a description of the assumptions used in the calculation of stock option expense.

(2) As of December 31, 2008, Mr. Lang held options to purchase 5,000 shares of common stock, none of which were exercisable.

(3)  As of December 31, 2008, Mr. Rosenberg held options to purchase 5,000 shares of common stock, none of which were exercisable.  Mr. Rosenberg resigned from our board of directors in March 2009.  Upon his resignation from the board, all of his options were forfeited and cancelled.

Messrs. Lang and Rosenberg each received options to purchase 5,000 shares of common stock on July 16, 2008 with an exercise price of $3.90 per share, the closing price on the date of grants.  The options are subject to a five year vesting schedule, with one-fifth of such options vesting on each anniversary of the date of grant, beginning July 16, 2009.  In addition, each of Messrs. Lang and Rosenberg received options to purchase 16,000 shares of common stock on January 1, 2009 with an exercise price of $0.61 per share, the closing price on the date of grants.  The options vest on the first anniversary of the date of grant, January 1, 2010.  Upon his resignation from our board of directors in March 2009, all of Mr. Rosenberg’s options were forfeited and cancelled.

On February 10, 2009, Messrs. Glass, Lang and Rosenberg were each paid $15,000 for their services on our board of directors in 2008.

Beginning in 2009, independent directors will receive a $25,000 annual stipend and an annual grant of stock options to purchase up to 5,000 shares of our common stock for their services on our board.  Independent directors are also reimbursed for their expenses for attending board meetings.

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee.  The full board of directors performs the duties of a compensation committee.  For the year ended December 31, 2008, our board of directors consisted of  Messrs. Culp, Glass, Kostiner, Lang and Rosenberg.  No person who served as a member of the board of directors during the fiscal year ended December 31, 2008 was a current or former officer or employee or engaged in certain transactions with us, required to be disclosed by regulations of the SEC.  There were no compensation committee “interlocks” during the fiscal year ended December 31, 2008, which generally means that none of our executive officers served as a director or member of the compensation committee of another entity, one of whose executive officers served as one of our directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of May 15, 2009:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each named executive officer and director; and

•	all our officers and directors as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock **
Jackie Alan Chambers(2)	1,410,650	5.9%
J. David Rogers (3)	5,634,519	23.4%
D.B. Zwirn Special Opportunities Fund, L.P. (4)	1,625,000	6.8%
D.B. Zwirn Special Opportunities Fund, Ltd. (4)
HCM/Z Special Opportunities LLC(4)
QVT Financial LP (5)	1,650,983	6.9%
QVT Financial GP LLC (5)
QVT Fund LP (5)
QVT Associates GP LLC (5)
Syd Ghermezian(6)	9,737,821	40.5%
Regent Venture V LLC(6)
Braesridge Energy LLC (6)
Mark Nordlicht (7)	2,151,000	8.9%
Tim G. Culp	2,115,976	8.8%
Barry Kostiner	968,130	4.0%
William C. Glass	270,000	1.1%
Bernard Albert Lang	-	-%
Lisa Meier	-	-%
William Blain	-	-%
Roderick McLennan	-	-%
Al Rahmani	-	-%
All directors and executive officers as a group (8 individuals)	3,354,106	13.9%

*	Denotes percentages of less than 1%.

**	Percentage of outstanding common stock based on 24,068,675 shares of our common stock outstanding as of May 15, 2009

(1)	Unless otherwise indicated, the business address of each of the individuals 11490 Westheimer Rd., Suite 1000, Houston Texas, 77077

(2)	Based on a Schedule 13D filed with the SEC on July 8, 2008 by Jackie Alan Chambers. Mr. Chamber’s address is 5713 Hillcrest Place, Midland, Texas 79707.

(3)
Based upon a Statement on Schedule 13D filed with the SEC on July 22, 2008 by J. David Rogers.  Mr. Rogers is the managing member of JD Capital Management LLC, which is the investment manager of Tempo Master Fund LP and Tempo Fund LLC and, by virtue of such status, may be deemed to be the beneficial owner of 1,892,400 shares of common stock and 3,694,200 shares of common stock underlying common stock purchase warrants presently exercisable owned by Tempo as well as 25,000 shares held by Mr. Rogers personally. The address of Mr. Rogers is Two Greenwich Plaza, 2nd Floor, Greenwich, Connecticut 06830.

(4)
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

(5)
Based upon a Statement on Schedule 13G (Amendment No. 5) filed with the SEC on February 3, 2009 by QVT Financial LP, QVT Financial GP LLC, QVT Fund LP, and QVT Associates GP LLC. QVT Financial LP is the investment manager for QVT Fund LP, which beneficially owns 1,274,404 shares of common stock consisting of 783,639 shares of common stock and 490,766 shares of common stock underlying common stock purchase warrants and for Quintessence Fund L.P. which beneficially owns 141,923 shares of common stock consisting of 86,568 shares of common stock and 55,355 shares of common stock underlying common stock purchase warrants. QVT Financial LP is also the investment manager for a separate discretionary account, which holds 234,656 shares of common stock consisting of 127,377 shares of common stock and 107,279 shares of common stock underlying common stock purchase warrants. QVT Financial LP has the power to direct the vote and disposition of the common stock held by each of the QVT Fund LP, Quintessence Fund L.P. and the separate discretionary account. Accordingly, QVT Financial LP may be deemed to be the beneficial owner of an aggregate amount of 1,650,983 shares of common stock. QVT Financial GP LLC is the general partner of QVT Financial LP and may be deemed to beneficially own the shares of common stock that may be deemed to be beneficially owned by QVT Financial LP.  QVT Associates GP LLC is the general partner of the QVT Fund LP and Quintessence Fund L.P. and may be deemed to beneficially own the shares of common stock that may be deemed to be beneficially owned by QVT Fund LP and Quintessence Fund L.P.  Each of QVT Financial LP and QVT Financial GP LLC disclaims beneficial ownership of the shares of common stock owned by QVT Fund LP, Quintessence Fund L.P. and the separate discretionary account.  QVT Associates GP LLC disclaims beneficial ownership of all shares of common stock owned by QVT Fund LP and Quintessence Fund L.P., except to the extent of its pecuniary interest therein. The address of each of the parties is 1177 Avenue of the Americas, 9th Floor New York, New York 10036, except QVT Fund LP whose address is Walkers SPV, Walkers House, Mary Street, George Town, Grand Cayman, KYI-9002 Cayman Islands.

(6)
Based on a Statement on Schedule 13D (Amendment No. 12) filed with the SEC on November 24, 2008, by Syd Ghermezian, Regent Venture V LLC and Braesridge Group LLC.  The 9,737,821 shares listed include (i) 3,696,120 shares of common stock held by Braesridge Group LLC,  (ii) 5,544,300 shares underlying common stock purchase warrants presently exercisable held by Braesridge Group LLC and (iii) 497,400 shares of common stock held by Regent Venture V LLC. Regent Venture V LLC wholly-owns Braesridge Engery LLC.  Mr. Ghermezian is manager of both Regent Venture V LLC and Braesridge Engery LLC. Syd Ghermezian’s address is 9440 West Sahara, Suite 240, Las Vegas, Nevada 89117.

(7)
Includes 21,000 shares owned directly by Mr. Nordlicht and 2,130,000 shares held by Platinum Management (NY) LLC, a limited liability company controlled by Mr. Nordlicht. The address of Mr. Nordlicht and Platinum Management (NY) LLC is 152 West 57th Street, New York, New York 10019.

Securities Authorized for Issuance Under Our Long-Term Incentive Compensation Plan

The following chart reflects the status of securities authorized under our Long-Term Incentive Compensation Plan as of December 31, 2008:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	140,000	$3.86	3,860,000
Equity compensation plans not approved by security holders	N/A	N/A	0
Total	140,000	$3.86	3,860,000

Item 13.  Certain Relationships and Related Transactions, Director Independence

Director Independence
The Board has adopted the Nasdaq listing standards’ definition of “independence” to assist the Board in its determination of whether a director is deemed to be independent of the Company. Accordingly, after review of any relevant transactions or relationships involving any director, or any of his or her family members, our senior management, independent registered public accounting firm, or any of our significant customers, partners or vendors the Board affirmatively has determined that, Messrs. Lang, McLennan and Blain are independent. In making this determination, the Board found that none of these directors has a direct or indirect material or other disqualifying relationship with us, which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14.  Principal Accounting Fees and Services

The firm of Marcum & Kleigman LLP acts as our independent registered accounting firm. The following is a summary of fees paid to Marcum & Kleigman LLP for services rendered in the years ended December 31, 2008 and 2007.

Type of Fees	2008	2007
Audit fees	$307,000	$117,500
Audit-related fees	$105,500	$126,000
Tax fees	$–	$7,500
All other fees	$–	$–

Audit Fees
During the year ended December 31, 2008, the fees for our principal accountant were $307,000 for the review of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008 and the audits of our financial statements to be included in our Annual Reports on Form 10-K for the years ended December 31, 2008 and December 31, 2007.

During the year ended December 31, 2007, the fees for our principal accountant were $117,500 for the review of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 and the audits of our financial statements to be included in our Annual Reports on Form 10-K for the years ended December 31, 2006 and December 31, 2007.

Audit Related Fees

During the fiscal year ended December 31, 2008, the audit related fees for our principal accountant were $105,500 in connection with the Company’s Form S-1 and S-1/A filings made with the SEC and Form 8-K filing made with the SEC on the Maverick acquisition. During the fiscal year ended December 31, 2007, the audit related fees for our principal accountant were $126,000 in connection with the acquisition of TEC (financial statements included in the definitive proxy statement).

Tax Fees

Our principal accountant rendered no services with respect to tax advice and tax planning in 2008 or 2007.

During fiscal year 2007, our principal accountant rendered services to us for tax compliance in the amount of $7,500.

All Other Fees

In 2008 and 2007, there were no fees billed for services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. Our chairman of the board of directors approved the engagement of Marcum & Kleigman LLP as our independent registered public accounting firm on December 23, 2008.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a)	Financial Statements.

Our financial statements as set forth in the Index to Financial Statements attached hereto commencing on page F-1 are hereby incorporated by reference.

(b)	Exhibits.

The following exhibits, which are numbered in accordance with Item 601of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

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

4.6
Warrant Clarification and Confirmation Agreement, dated as of November 3, 2006, between Platinum Resources, Inc. and American Stock Transfer and Trust Company (incorporated by reference from Exhibit 4.1 to Platinum’s Current Report on Form 8-K filed November 9, 2006)

4.7
Amendment to Unit Purchase Options, dated as of November 3, 2006, among Platinum Energy Resources, Inc. and the holders of Unit Purchase Options (incorporated by reference from Exhibit 4.2 to Platinum’s Current Report on Form 8-K filed November 9, 2006)

10.1
Credit Agreement among Tandem Energy Corporation, PER Gulf Coast, Inc. and Bank of Texas, N.A. entered into as of March 14, 2008 (incorporated by reference from Exhibit 10.1 to Platinum’s Current Report on Form 8-K filed March 20, 2008)

10.2
Credit Agreement, effective as of June 8, 2005, between Tandem Energy Corporation and Guaranty Bank, FSB (incorporated by reference from Exhibit 10.1 to Platinum’s Current Report on Form 8-K filed November 1, 2007)

10.3
First Amendment to Credit Agreement, effective as of October 21, 2005, between TEC and Guaranty Bank, FSB (incorporated by reference from Exhibit 10.2 to Platinum’s Current Report on Form 8-K filed November 1, 2007)

10.4
Waiver and Second Amendment to Credit Agreement, effective as of February 15, 2006, between TEC and Guaranty Bank, FSB (incorporated by reference from Exhibit 10.3 to Platinum’s Current Report on Form 8-K filed November 1, 2007)

10.5
Assignment, Waiver and Third Amendment to Credit Agreement, effective as of October 26, 2007, among TEC, New TEC and Guaranty Bank, FSB (incorporated by reference from Exhibit 10.4 to Platinum’s Current Report on Form 8-K filed November 1, 2007)

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

14	Code of Conduct and Ethics (incorporated by reference from Exhibit 14 to Platinum’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed on March 24, 2006)

21	Subsidiaries of Platinum (incorporated by reference from Exhibit 21 to Platinum’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on April 1, 2008)

23	Consent of independent petroleum consultants.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunder duly authorized, as of May 29, 2009.

PLATINUM ENERGY RESOURCES, INC.

By	/s/ AL RAHMANI
Al Rahmani
Interim Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacity indicated have signed this report below as of May 29, 2009.

/s/ AL RAHMANI	Interim Chief Executive Officer, Director
Al Rahmani	(Principal Executive Officer)

/s/ LISA MEIER	Chief Financial Officer, Treasurer
Lisa Meier	(Principal Financial and Accounting Officer)

/s/ TIM G. CULP	Chairman of the Board
Tim G. Culp

/s/ WILLIAM C. GLASS	President, Director
William C. Glass

Director
Barry Kostiner

/s/ BERNARD A. LANG	Director
Bernard A. Lang

/s/ RODERICK McLENNAN	Director
Roderick McLennan

Director
William Blain

PLATINUM ENERGY RESOURCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Platinum Energy Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Platinum Energy Resources, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Platinum Energy Resources, Inc. and Subsidiaries, as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum & Kliegman LLP

New York, New York
May 29, 2009

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,668,092	$16,429,619
Accounts receivable, net of $164,392 and $100,000 allowance for doubtful accounts as of December 31, 2008 and 2007, respectively
Oil and gas sales	1,629,931	2,619,363
Service	5,255,041	668,216
Inventory	436,477	88,556
Fair value of commodity derivatives - current	1,968,186	—
Prepaid expenses and other current assets	747,225	299,445

Total Current Assets	13,704,952	20,105,199

Property and equipment, at cost
Oil and gas properties, full cost method	204,372,437	170,571,663
Other	5,492,072	3,293,108
Less accumulated depreciation, depletion, amortization and impairment	(145,016,531)	(1,253,026)
Property and equipment, net	64,847,978	172,611,745

Other assets
Intangible assets, net	5,061,066	376,164
Fair value of commodity derivatives	18,562,702	73,446
Advance payment and costs, acquisition transactions	—	2,522,639
Real estate held for development	2,700,000	2,700,000

Total Assets	$104,876,698	$198,389,193

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable
Trade	$2,551,808	$1,132,725
Oil and gas sales	1,115,114	1,074,222
Fair value of commodity derivatives - current	—	3,116,542
Accrued liabilities and other	4,437,995	181,430
Income taxes payable	119,770	254,960
Current maturities of long-term debt, capital lease obligations and notes payable	13,403,731	—
Total Current Liabilities	21,628,418	5,759,879

Long-term debt and capital lease obligations, net of current portion	4,687,423	—
Notes payable - acquisitions	3,231,959	—
Other accrued liabilities	148,458	—
Asset retirement obligation	4,537,243	3,576,639
Deferred income taxes	10,459,000	48,085,215
Total Long-term Liabilities	23,064,083	51,661,854

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 1,000,000 authorized, 0 issued	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized; 24,068,675 issued and 22,070,762 outstanding in each period, respectively	2,407	2,407
Additional paid-in capital	155,100,474	155,064,142
Retained earnings (accumulated deficit)	(79,257,220)	1,562,375
Treasury stock - 1,997,913 shares, at cost	(15,661,464)	(15,661,464)

Total Stockholders' Equity	60,184,197	140,967,460

Total Liabilities and Stockholders' Equity	$104,876,698	$198,389,193

The accompanying notes are an integral part of these consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007

Revenues
Oil and gas sales	$34,156,974	$4,308,184
Service revenues	19,025,921	—
	53,182,895	4,308,184
Costs and expenses
Lease and other operating expense	13,972,725	1,776,247
Cost of service revenues	16,698,860	—
Marketing, general and administrative expense	11,369,994	2,769,250
Depreciation, depletion and amortization expense	12,608,072	1,253,026
Impairment of oil and gas properties and equipment	131,795,087	—
Impairment of goodwill and intangible assets	8,040,179	—
Accretion of abandonment obligations	266,054	38,358

Total costs and expenses	194,750,971	5,836,881

Operating (loss)	(141,568,076)	(1,528,697)

OTHER INCOME (EXPENSES)
Interest income	199,162	2,799,229
Interest expense	(924,520)	(59,580)
Change in fair value of commodity derivatives	17,309,196	(1,472,522)
Other	(6,117)	(23,462)
Total other income	16,577,721	1,243,665

(Loss) Before Income Taxes	(124,990,355)	(285,032)
Provision (Benefit) For Income Taxes	(44,170,760)	88,000

Net (Loss)	$(80,819,595)	$(373,032)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	22,070,762	18,876,347
Diluted	22,070,762	18,876,347

NET (LOSS) PER COMMON SHARE:
Basic	$(3.66)	$(0.02)
Diluted	$(3.66)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF  STOCKHOLDERS’ EQUITY

	Common stock				Treasury stock
			Additional paid-	Retained earnings			Total stockholders'
	Shares	Amount	in capital	(deficit)	Shares	Amount	equity

Balance at January 1, 2007	15,121,440	1,512	85,424,242	1,935,407		—	87,361,161
Reclassification of shares to equity upon consumation of acquisition of TEC	1,076,355	108	8,390,687	—		—	8,390,795
Issaunce of shares in connection with acquisition of TEC	7,692,308	769	59,999,231	—		—	60,000,000
Shares issued to consultant for services	178,572	18	1,249,982	—		—	1,250,000
Treasury shares purchased	—	—	—	—	(1,997,913)	(15,661,464)	(15,661,464)
Net (loss), for the year ended December 31, 2007	—	—	—	(373,032)	—	—	(373,032)

Balance at January 1, 2008	24,068,675	$2,407	$155,064,142	$1,562,375	(1,997,913)	$(15,661,464)	$140,967,460
Stock based compensation	—	—	36,332	—	—	—	36,332
Net (loss), for the year ended December 31, 2008	—	—	—	(80,819,595)	—	—	(80,819,595)

Balance at December 31, 2008	24,068,675	$2,407	$155,100,474	$(79,257,220)	(1,997,913)	$(15,661,464)	$60,184,197

The accompanying notes are an integral part of these consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007

Cash Flows From Operating Activities
Net (loss)	$(80,819,595)	$(373,032)
Adjustments to reconcile net (loss) to net cash provided (used in) by operating activities:
Depreciation, depletion and amortization	12,608,072	1,253,026
Impairment of oil and gas properties and equipment	131,795,087	—
Impairment of goodwill and intangible assets	8,040,179	—
Accretion of asset retirement obligation and debt discount	415,837	38,358
Amortization/write-off of bank loan fees	—	25,000
Stock based compensation	36,332	1,250,000
Deferred income taxes	(44,199,003)	—
Unrealized (gain)/loss on commodity derivatives	(22,565,418)	1,472,522
Changes in operating assets and liabilities:
Accounts receivable	698,640	(1,114,095)
Inventory	(347,921)	(2,974)
Prepaid expenses and other current assets	(290,477)	10,905
Accounts payable	824,990	119,215
Accrued liabilities and other	2,063,455	(177,695)
Due to related party	—	(85,585)
Income taxes payable	(135,190)	108,655
Commodity derivatives	(1,008,566)	(2,636,855)
Net cash provided by (used in) operating activities	7,116,423	(112,555)

Cash Flows From Investing Activities
Deposits to trust fund	—	(3,082,629)
Release of cash held in trust fund	—	112,296,121
Additions to property and equipment	(20,663,083)	(1,713,819)
Acquisition of business of TEC, net of cash acquired of $2,959,773	—	(41,744,861)
Acquisition of other businesses - oil and gas properties	(7,939,139)	(15,518,501)
Acquisition of Maverick, net of cash of $ 621,518	(5,640,601)	—
Advance payment and costs, Pleasanton transaction	2,522,639	(2,522,639)
Deferred acquisition costs	—	(1,994,052)
Net cash provided by (used in) investing activities	(31,720,184)	45,719,620

Cash Flows From Financing Activities

Proceeds of revolving credit facility	12,008,767	—
Payments, long-term debt and capital leases	(166,533)	—
Interest on cash held in trust allocated to common stock subject to possible redemption	—	616,217
Proceeds from notes payable - stockholder	—	1,032,000
Repayment of note payable - stockholder	—	(1,107,000)
Payments to redeeming shareholders	—	(14,057,199)
Purchase of treasury stock	—	(15,661,464)
Net cash provided by (used in) financing activities	11,842,234	(29,177,446)

Net Increase (Decrease) in Cash	(12,761,527)	16,429,619

Cash and Cash Equivalents - Beginning of the Period	16,429,619	—

Cash and Cash Equivalents - End of Period	$3,668,092	$16,429,619

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$635,203	$59,580
Non-Cash Investing and Financing Activities:
Issuance of notes payable - Pleasanton acquisition	$550,000	$-
Adjustment of purchase price of oil and gas properties and deferred taxes	$4,640,000	$-
Acquisition of Maverick (cash flow notes, net of discount)	$3,034,000	$-
Deferred acquisition costs accrued and deferred	$-	$100,000
Non-converting common shares subject to possible redemption converted to equity	$-	$8,390,795

Acquisition of Maverick in 2008 and TEC in 2007:
Cash	$621,518	$2,959,773
Accounts receivable	4,296,033	1,923,957
Inventory	-	85,582
Other current assets	157,303	246,169
Property and equipment	1,510,052	1,381,398
Oil and gas properties	-	154,881,344
Real estate held for development	-	2,700,000
Goodwill	5,912,611	-
Intangible assets	5,522,250	-
Accounts payable	(634,984)	(1,983,133)
Accrued expenses	(1,765,404)	-
Accrued payroll	(576,165)	-
Fair value of commodity derivatives	-	(4,207,430)
Asset retirement obligation	-	(2,542,881)
Deferred tax liability	-	(48,100,560)
Term notes and revolving line of credit	(5,223,086)	-
Capitalized lease obligations	(524,010)	-
Total purchase price	9,296,118	107,344,219
Less: Cash consideration paid to sellers	(6,000,000)	(41,704,635)
Less: Cash paid to finder	-	(3,000,000)
Less: Transaction costs	(262,118)	(2,639,584)
Non-cash consideration issued to sellers	$3,034,000	$60,000,000

The accompanying notes are an integral part of these consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

Note 1 - Organization, Business and Operations and Basis of Presentation

Platinum Energy Resources, Inc. and subsidiaries (the “Company” or “Platinum”) was incorporated in Delaware on April 25, 2005 as a blank check company for the purpose of effecting a business combination with an unidentified operating business in the global oil and natural gas industry. In October 2005, the Company completed an initial public offering and raised gross proceeds of approximately $115 million, as described in Note 9.  In October 2007, the Company acquired substantially all of the assets and assumed all of the liabilities of Tandem Energy Corporation (“Tandem”) described in Note 3 below. Prior to the Tandem transactions, the Company had no operations other than conducting an initial public offering and seeking a business combination. Effective on April 29, 2008, the Company acquired Maverick Engineering, Inc. (“Maverick”), an engineering services enterprise which was incorporated in December 1993 in the State of Texas, described in Note 3.

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

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. Certain reclassifications of prior period balances have been made to conform to current reporting practices. These reclassifications had no effect on the previously reported loss.

Acquisitions

Acquisitions have been accounted for using the purchase method of accounting under Statement of  Financial Accounting Standards (“SFAS No. 141”) “Accounting for Business Combinations”. The acquired companies’ results have been included in the accompanying financial statements from their respective dates of acquisition. Allocation of the purchase price for acquisitions was based on the estimates of fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation within the one year anniversary of the acquisition.

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include volumes of oil and natural gas reserves, abandonment obligations, impairment of oil and natural gas properties, depreciation, depletion and amortization, income taxes, bad debts, derivatives, contingencies and litigation.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

Oil and natural gas reserve estimates, which are the basis for unit-of-production depletion and the ceiling test, have a number of inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future.

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

Accounts Receivable and Allowance for Doubtful Accounts

Oil and Gas Operations - The Company’s trade receivables consist primarily of receivables from non-operators who own an interest in properties which the Company operates.  The Company has the ability and the right to withhold oil and gas revenues from any owner who is delinquent in their payments.

Services - Revenues are billed and accounts receivable recorded as services are performed. Most services revenues are derived from time and material projects. Unbilled receivables represent costs and estimated fees on work for which billings have not been presented to customers. When billed, these amounts are included in accounts receivable - trade. Unbilled accounts receivable include management’s best estimates of the amounts expected to be realized on the work that has been performed to date.

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
For the Years Ended December 31, 2008 and 2007

(ii)
Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the “proved” classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

(iii)	Estimates of proved reserves do not include the following:

(A)	oil that may become available from known reservoirs but is classified separately as “indicated additional reserves”;

(B)	crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors;

(C)	crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and

(D)	crude oil, natural gas, and natural gas liquids that may be recovered from oil shales, coal and other such sources.

Depletion, Amortization and Impairment

Oil and Gas Operations - Depletion is provided using the unit-of-production method based upon estimates of proved oil and natural gas reserves with oil and natural gas production being converted to a common unit of measure based upon their relative energy content. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is deducted from the capitalized costs to be amortized. Once the assessment of unproved properties is complete and when major development projects are evaluated, the costs previously excluded from amortization are transferred to the full cost pool and amortization begins. The amortizable base includes estimated future development costs and where significant, dismantlement, restoration and abandonment costs, net of estimated salvage value.

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists and engineers which require significant judgment as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expense. There have been no material changes in the methodology used by the Company in calculating depletion of oil and gas properties under the full cost method during the year ended December 31, 2008 and the period October 26, 2007 to December 31, 2007.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and natural gas reserves, in which case the gain or loss would be recognized in the statement of operations.

Ceiling Test

Under the full cost method of accounting, a ceiling test is performed quarterly. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test determines a limit on the carrying value of oil and gas properties.  The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization, and impairment and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, generally using prices in effect at the end of the period held flat for the life of production and including the effect of derivative instruments that qualify as cash flow hedges, discounted at 10%, net of related tax effects, plus the cost of unevaluated properties and major development projects excluded from the costs being amortized. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated depreciation, depletion, amortization and impairment.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

In accordance with SEC Staff Accounting Bulletin ("SAB") No. 103, Update of Codification of Staff Accounting Bulletins , derivative instruments qualifying as cash flow hedges are to be included in the computation of limitation on capitalized costs. The Company has not accounted for its derivative contracts as cash flow hedges. Accordingly, the effect of these derivative contracts has not been considered in calculating the full cost ceiling limitation as of December 31, 2008.

The Company recorded a non-cash ceiling test impairment of oil and natural gas properties of $130.1 million ($84.6 million, net of tax) during the fourth quarter ended December 31, 2008, as a result of the substantial decline in commodity prices and negative revisions in the Company's proved undeveloped reserve quantities.   The negative revisions were principally related to the decline in commodity prices which would make it uneconomical to invest in development activities at the low commodity prices at December 31, 2008. In accordance with SEC Topic 12- Oil and Gas Producing Activities, the full cost ceiling limitation was computed giving effect to the subsequent price changes for oil and gas. The computed ceiling amount was approximately $5 million greater than the limitation using the prices in effect at December 31, 2008 and, accordingly, the full cost impairment charge for 2008 was determined using the recomputed ceiling amount.

In addition to the impairment of our oil and natural gas properties, we recorded a $1.7 million non-cash impairment of our drilling rigs. The rigs were purchased in 2007, with the intention of securing access to an appropriate rig and crew for our exploration efforts. Due to the continued volatility in the prices of oil and natural gas, and its negative effect on the drilling industry, we will continue to review this asset for additional impairment. We cannot predict whether additional impairment will be necessary.

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

Property

Property is recorded at cost. Improvements or betterments of a permanent nature are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal. Gains or losses resulting from property disposals are credited or charged to operations currently. Depreciation is computed using the straight-line method over the estimated useful lives ranging from 3 to 15 years.

Goodwill and Intangible Assets

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

In accordance with SFAS No. 144, Accounting for the impairment or Disposal of Long-Lived Assets, the Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

Based on its testing as of December 31, 2008, the Company recognized $7.8 million of goodwill impairment charges and an additional charge of $0.2 million related to the impairment of other intangible assets related to the acquisition of Maverick.

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

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123(R) and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” (“EITF 96-18”) which requires that such equity instruments be recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests.   In October 2007, the Company issued 178,572 shares of its common stock valued at $1,250,000 in connection with a consulting agreement as described in Note 7.

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

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2008.   The Company’s policy is to classify assessments, if any, for tax related interest as interest expenses and penalties as marketing, general and administrative expenses.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

Fair Value Measurements

        Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The implementation of SFAS No. 157 did not cause a change in the method of calculating fair value of assets or liabilities, with the exception of incorporating a measure of the Company’s own nonperformance risk or that of its counterparties as appropriate, which was not material. The primary impact from adoption is disclosed in Note 6.

In conjunction with the adoption of SFAS No. 157, the Company also adopted SFAS No. 159,The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,  effective January 1, 2008. SFAS No. 159 allows a company the option to value its financial assets and liabilities, on an instrument by instrument basis, at fair value, and include the change in fair value of such assets and liabilities in its results of operations. The Company did not apply the provisions of SFAS No. 159 to any of its financial assets or liabilities. Accordingly, there was no impact to the Company's consolidated financial statements resulting from the adoption of SFAS No. 159.

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

Derivative Financial Investments

From time to time, the Company may utilize derivative instruments, consisting of puts, calls, swaps, and price collars, to attempt to reduce its exposure to changes in commodity prices and interest rates. The Company accounts for its derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires that all derivative instruments be recognized as assets or liabilities in the balance sheet, measured at fair value. The accounting for changes in the fair value of a derivative depends on both the intended purpose and the formal designation of the derivative. Designation is established at the inception of a derivative, but subsequent changes to the designation are permitted. The Company has elected not to designate any of its derivative financial contracts as accounting hedges and, accordingly, has accounted for these derivative financial contracts using mark-to-market accounting. Changes in fair value of derivative instruments which are not designated as cash flow hedges are recorded in other income (expense) as changes in fair value of commodity derivatives.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

Real Estate Held for Development

The Company’s real estate held for development was recorded at fair market value when the Company completed its purchase of the assets of Tandem Energy Corporation on October 26, 2007 and relates to approximately 41 acres of undeveloped land located near Tomball, Texas.

Revenue Recognition and Gas Balancing

The Company utilizes the sales method of accounting for oil, natural gas and natural gas liquids revenues whereby revenues, net of royalties, are recognized as the production is sold to purchasers and collectibility is assured. The amount of gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant gas imbalance positions at December 31, 2008 and December 31, 2007.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, established standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. There were no differences between net income and comprehensive income.

Recently Issued Accounting Pronouncements

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The implementation of SFAS 159 did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(Revised 2007), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations . SFAS 141(R) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141(R) also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141(R) will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) would have an impact on the accounting for any businesses acquired by the Company after the effective date of the pronouncement.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any non-controlling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income (loss) allocable to non-controlling interests and net income (loss) attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned businesses acquired by the Company in the future.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets . The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. GAAP principles. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP SFAS 142-3 is effective January 1, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified Emerging Issue Task Force (“EITF”) 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides framework for determining whether an instrument is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The implementation of EITF 07-5 is not expected to have a material effect on the Company’s consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position 157-3, Determining Fair Value of a Financial Asset in a Market That is Not Active (“FSP 157-3”). FSP 157-3 classified the application of SFAS 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of FSP 157-3 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. The Company adopted SFAS 157 as of January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 , which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position FIN 48-3, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises (“FSP FIN 48-3”), which was effective upon issuance. Management has determined that this pronouncement does not apply to any of the Company’s transactions.

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”). FSP 132(R)-1 provides guidance on disclosure of plan assets of defined benefit pensions or other postretirement plans and is effective for fiscal years ending after December 15, 2009. Management has determined that this pronouncement does not apply to any of the Company’s transactions.

In January 2009, the FASB issued FASB Staff Position EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20”). FSP EITF 99-20 deals with securitized financial assets and other than temporary impairment. FSP EITF 99-20 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. Management has determined that this pronouncement does not apply to any of the Company’s transactions.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

        In December 2008, the SEC issued the final rule, "Modernization of Oil and Gas Reporting," which adopts revisions to the SEC's oil and natural gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009. Early adoption of the new rules is prohibited. The new rules are intended to provide investors with a more meaningful and comprehensive understanding of oil and natural gas reserves to help investors evaluate their investments in oil and natural gas companies. The new rules are also designed to modernize the oil and natural gas disclosure requirements to align them with current practices and changes in technology. The new rules include changes to the pricing used to estimate reserves, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves and permitting disclosure of probable and possible reserves. The Company is currently evaluating the potential impact of these rules. The SEC is discussing the rules with the FASB staff to align FASB accounting standards with the new SEC rules. These discussions may delay the required compliance date. Absent any change in the effective date, the Company will begin complying with the disclosure requirements in our annual report on Form 10-K for the year ending December 31, 2009.

Note 3 — Acquisitions

On October 26, 2007, Platinum consummated the Tandem acquisition pursuant to the related acquisition agreement. Consideration for the transaction consisted of the assumption and satisfaction of $41.7 million of TEC indebtedness plus accrued interest, and 7.7 million shares of common stock of Platinum. The per share cash value was $7.80 as of the closing date. Pursuant to the acquisition agreement, the Company filed a registration statement with the Securities and Exchange Commission with respect to the approximately 7.7 million Platinum common shares issued in connection with the acquisition, effective August 7, 2008. In connection with the asset acquisition agreement, the Company entered into a finder’s agreement and a consulting agreement with Mr. Lance Duncan.

The following details the allocation of the purchase price of the TEC acquisition in thousands:

Consideration -	TEC
Cash	$47,344
Equity instruments (7,692,308 Platinum common shares )	60,000
$107,344

Recognized amount of identifiable assets acquired and
liabilities assumed -
Assets acquired
Cash	$2,960
Accounts receivable, net	1,924
Inventory	86
Property and equipment:
Oil and Gas Properties	154,881
Other	1,381
Covenant not to compete and other	246
Real estate held for development	2,700
Liabilities assumed
Accounts payable and other	(1,983)
Asset retirement obligations	(2,543)
Fair value of commodity derivatives	(4,207)
Deferred income taxes	(48,101)

Total identifiable net assets	$107,344

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

Unaudited Pro-Forma Financial Information

The following unaudited pro forma consolidated results of operations assume that the acquisitions of the acquired entities as disclosed herein were completed as of January 1, 2007:

Year Ended December 31,	Revenue	Income (Loss) Before Income Taxes	Net Income (Loss)	Earnings (Loss) Per Share
Pro forma 2007	$22,547,000	$(7,089,000)	$(4,608,000)	$(0.19)

The proforma combined results are not necessarily indicative of the results that actually would have occurred if the Tandem acquisition had been completed as of the beginning of 2007, nor are they necessarily indicative of future consolidated results. The results of operations of Tandem are included in the accompanying consolidated financial statements, commencing with the closing date of October 26, 2007.

Subsequent to the Tandem acquisition the Company has made the following acquisitions related to the oil and gas operations:

			Operating	Price	Working	Current
Date	Prospect Name	Location	Status	(millions)	Interest	Status
November, 2007	N. Minnie Bock	Nueces County, TX	Non-operated	$1.1	12%	Producing
December, 2007	La Rosa	Refugio, TX	Non-operated	$5.3	50%	Producing
December, 2007	Lothian	Lea, Chavez, Eddy, NM	Operated	$6.9	100%	Producing
December, 2007	Barnett Shale (1)	Palo Pinto, TX	Operated	$0.9	100%	Non-producing
December, 2007	Big Al	Scurry, TX	Operated	$0.3	100%	Producing
January, 2008	Pleasanton (2)	Atascosa, TX	Operated	$6.7	70%	Non-producing
April, 2008	Pruitt/Davis	Atascosa, TX	Operated	$0.8	100%	Producing
May, 2008	Leike (3)	Atascosa, TX	Operated	$0.0	70%	Non-producing
June, 2008	Lacy (4)	Hidalgo, TX	Non-operated	$1.0	25%	Completed

(1)
Acquisition of an additional 50% working interest in the Barnett Shale acreage within the Ball/Bird field.  This acquisition increased the Company’s net acreage position by 2,300 acres and gave us a 100% working interest in the Barnett Shale.  This acreage is held by production from existing operated wells in the field.

(2)
Purchase of non-producing leases to workover existing wells to complete them in the Edwards formation.  To date, the Company has expended approximately $400,000 on the workover program with limited results.  Further development is anticipated.

(3)
Participation in a non-producing lease to workover an existing well to complete in the Edwards formation.  To date, the Company has expended approximately $1.7 million with limited results.  Further development is anticipated.

(4)
Purchase of non-producing acreage.  Operator has successfully completed a well at approximately 7,600 feet, and is in the process of equipping the well for production.  The Company’s share of the drilling and completion cost was approximately $550,000.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

In December 2007, Platinum purchased the outstanding stock of Red Iron Tool, Inc. (Red Iron) for approximately $2.2 million. Red Iron owns three pulling units and other service equipment near TEC’s Ira field in Scurry County, Texas. Of the acquisition cost, approximately $1.6 million was allocated to the equipment acquired, approximately $185,000 in accounts receivable, and approximately $376,000 was allocated to the former owners 2 year employment agreement, and non-compete contract.

On April 29, 2008, the Company completed the acquisition of Maverick pursuant to an agreement and plan of merger entered into on March 18, 2008. Maverick is a provider of project management, engineering, procurement, and construction management services to both the public and private sectors, including the oil and gas business in which the Company is engaged. Maverick is based in south Texas with offices in Corpus Christi, Victoria, and Houston.  Maverick provides services to the Company which would otherwise be procured from third parties.  The aggregate consideration paid in the merger was $6 million in cash and $5 million to be paid over the next 5 years pursuant to non-interest bearing cash flow notes, subject to certain escrows, holdbacks and post-closing adjustments. The cash flow notes are payable quarterly at the rate of 50% of pre-tax net income, as it is defined in the merger agreement, generated by the Maverick business on a stand-alone basis in the preceding quarter. Payment can be accelerated by certain events, including change in control of the Company.

The purchase price was subject to adjustment for any change in working capital as defined in the agreement, between October 31, 2007 and the closing date, as well as other adjustments associated with changes in indebtedness. The cash flow notes were reduced by the amount of the working capital post closing adjustment which was determined by the Company to be $645,596. This amount may be subject to modification as may be agreed between the parties. At the time the acquisition was completed, a discount to present value in the amount of $1,320,404 was recorded and deducted from the cash flow notes as these notes are non-interest bearing for the initial 5 years of their term. As a result, the net book value of the notes on April 29, 2008 was $3,034,000 and $3,183,783 as December 31, 2008 after the accretion of the discount in the amount of $149,783 in the period from April 29, 2008 though December 31, 2008.

In addition, the sellers agreed to satisfy and assume Maverick's bank indebtedness in the aggregate amount of $4,889,538 consisting of a $2,960,155 revolving line of credit maturing April 2008, a $1,584,375 term note due April 2011, and $345,008 oil and gas note due May 2009, using a portion of the cash received by them at closing. Following the closing, the Company was indebted to the sellers for these amounts under the identical terms of the bank loan agreements. On April 30, 2008, Maverick entered into extension and modification agreements with the sellers pursuant to which the sellers agreed to defer principal payments of the $1.6 million term loan for six months and extend the maturity date to April 2013. The sellers also agreed to extend the maturity date of the revolving line of credit to 2010. In addition, as of December 31, 2008, Maverick was not in compliance with the debt service coverage ratio contained in the loan agreements. On August 14, 2008, the sellers waived the Company's obligation to maintain this ratio through September 30, 2009 (See Note 8).

The aggregate purchase price for Maverick reflected in the financials, including legal and other items, was $9,296,118. The results of operations of Maverick are included for the period from April 29, 2008 (the date of acquisition) through December 31, 2008.

The following table details the allocation of the purchase price of the Maverick acquisition (stated in thousands):

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

Consideration:
Cash, including acquisition costs	$6,262
Cash flow notes, net of working capital adjustment and present value discount	3,034
$9,296

Recognized amount of assets acquired and liabilities assumed
Assets acquired:
Cash	$622
Accounts receivable	4,296
Other current assets	157
Property and equipment	1,510
Goodwill	7,845
Amortizable intangible assets	5,522
19,952
Liabilities assumed:
Accounts payable	(635)
Accrued expenses	(2,341)
Deferred tax liability	(1,933)
Term notes and revolving line of credit	(5,223)
Capitalized lease obligations	(524)
(10,656)
Total net assets acquired	$9,296

Unaudited Pro-Forma Financial Information

The following unaudited pro forma consolidated results of operations assume that the Maverick acquisition was completed as of January 1, 2008 for the periods shown below (stated in thousands, except for per share amount):

	Pro Forma Consolidated Results of Operations
	Revenue	(Loss) Before Income Taxes	Net (Loss)	(Loss) Per Share
Year Ended December 31, 2008	$63,828	$(125,192)	$(80,950)	$(3.67)

The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the Maverick acquisition had been completed as of the beginning of 2008, nor are they necessarily indicative of future consolidated results. The impact on pro forma results of other transactions entered into by the Company other than Maverick was immaterial.

The assets and liabilities related to the foregoing acquisitions were recorded in the Company’s consolidated balance sheet at their estimated fair values at the date of acquisition in accordance with the provisions of SFAS No. 141, “Business Combinations” and may be adjusted within one year of the date of acquisition.

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets and SFAS No. 144, Accounting for the impairment or Disposal of Long-Lived Assets.   Goodwill and intangible assets acquired were evaluated at during the fourth quarter of 2008 for potential impairment.  Based on its testing as of December 31, 2008, the Company recognized $7.8 million of goodwill impairment charges and an additional charge of $0.2 million related to the impairment of amortizable intangible assets related to the acquisition of Maverick.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

Note 4 - Oil and Gas Properties

The following table sets forth the Company’s costs incurred in oil and gas property acquisition, exploration and development activities for the period from January 1, 2008 through December 31, 2008 and for the period from October 26, 2007 through December 31, 2007 (stated in thousands):

	2008	2007
Beginning balance:	$170,572	$—
Acquisition of properties
Proved	7,489	169,214
Unproved	1,000	—
Adjustment to purchase price of oil and gas properties	4,640	—
Exploration costs	1,130	—

Development costs	19,541	1,358

Balance at December 31:	$204,372	$170,572

The following table sets forth the Company’s capitalized costs relating to oil and gas producing activities at December 31, 2008 (stated in thousands):

Proved oil and gas properties	$202,113
Unproved oil and gas properties	2,259
204,372
Accumulated depletion and impairment (1)	(142,500)

Net capitalized costs at December 31, 2008	$61,872

(1) Includes ceiling limitation impairment charge of $130.1 million at December 31, 2008.

Note 5 – Derivative Financial Instruments

The Company engages in price risk management activities from time to time.  We utilize derivative instruments, consisting of swaps, floors and collars, to attempt to reduce our exposure to changes in commodity prices. We account for our derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  SFAS No. 133 requires that all derivative instruments be recognized as assets or liabilities in the balance sheet, measured at fair value. The accounting for changes in the fair value of a derivative depends on both the intended purpose and the formal designation of the derivative. Designation is established at the inception of a derivative, but subsequent changes to the designation are permitted. We have elected not to designate any of our derivative financial contracts as accounting hedges and, accordingly, account for these derivative financial contracts using mark-to-market accounting. Changes in fair value of derivative instruments which are not designated as cash flow hedges are recorded in other income (expense) as changes in fair value of derivatives. The obligations under the derivatives contracts are collateralized by the same assets that collateralize the Senior Credit Facility, and the contracts are cross-defaulted to the Senior Credit Facility.  Substantially all of the derivative financial instruments are collateral for the Senior Credit Facility.

While the use of these arrangements may limit the Company's ability to benefit from increases in the price of oil and natural gas, it is also intended to reduce the Company's potential exposure to significant price declines. The Company had approximately 44% of its 2008 crude oil production and 8% of its gas production covered by derivative contracts. These derivative transactions are generally placed with major financial institutions that the Company believes are financially stable; however, in light of the recent global financial crisis, there can be no assurance of the foregoing.

For the year ended December 31, 2008 and two months ended December 31, 2007, the Company included in other income realized and unrealized losses related to its derivative contracts as follows (stated in thousands):

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

	2008	2007
Crude oil derivative realized settlements	$(5,256)	(115)
Crude oil derivative change in unrealized gains (losses)	22,565	(1,358)
Gain (loss) on derivatives	$17,309	(1,473)

Presented below is a summary of the Company’s crude oil derivative financial contracts at December 31, 2008:

Period Ended December 31,	Instrument Type	Total Volumes (MMBTU/BBL)	Contract Price	Fair Value Asset (stated in thousands)
2009	Swaps	120,000	71.00	$1,968

2010	Swaps	120,000	95.50	3,680
	Puts	120,000	75.00	2,409
	Puts	120,000	85.00	3,321
	Puts	50,000	80.00	1,080

2011	Swaps	120,000	95.25	2,997
	Puts	120,000	80.00	2,446

2012	Swaps	120,000	95.00	2,630

	Total fair value			$20,531

Note 6 – Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), effective January 1, 2008 for all financial assets and liabilities. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In determining the fair value of its derivative contracts the Company evaluates its counterparty and third party service provider valuations and adjusts for credit risk when appropriate, SFAS 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1:
Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:
Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that are valued using observable market data. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange traded derivatives such as over-the-counter commodity price swaps and interest rate swaps.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

Level 3:
Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). The Company’s valuation models are primarily industry-standard models that consider various inputs including: (a) quoted forward prices for commodities, (b) time value, (c) volatility factors and (d) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Level 3 instruments primarily include derivative instruments, such as commodity price collars and puts. These instruments are considered Level 3 because the Company does not have sufficient corroborating market evidence for volatility to support classifying these assets and liabilities as Level 2.

As required by SFAS 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  The fair value of derivative financial instruments is determined based on counterparties’ valuation models that utilize market-corroborated inputs.

As of December 31, 2008
(in thousands)

	Level 1	Level 2	Level 3	Total
Oil and natural gas derivatives	—	$20,531	—	$20,531

The determination of the fair values above incorporates various factors required under SFAS 157. These factors include the impact of our nonperformance risk and the credit standing of the counterparties involved in the Company’s derivative contracts.

Gains and losses (realized and unrealized) included in earnings for the year ended December 31, 2008 are reported in other income on the Consolidated Statement of Operations.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

During periods of market disruption, including periods of volatile oil and natural gas prices, rapid credit contraction or illiquidity, it may be difficult to value certain of the Company’s derivative instruments if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with observable data that become illiquid due to the current financial environment. In such cases, derivative instruments may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation thereby resulting in valuations with less certainty. Further, rapidly changing commodity and unprecedented credit and equity market conditions could materially impact the valuation of derivative instruments as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

Cash and cash equivalents, receivables, accounts payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments.  Indebtedness under the Company’s secured revolving bank credit facility and loans related to the acquisition of Maverick were estimated to have a fair value approximating the carrying amount since the interest rate is generally market sensitive.

Note 7 – Commitments and Contingencies

Consulting Agreement

Effective with the Tandem acquisition on October 26, 2007, the Company entered into a consulting agreement with Mr. Lance Duncan, for consulting services, including investigation and evaluation of possible future acquisitions for the Company. Under the terms of the consulting agreement, the Company agreed to issue to Mr. Duncan a total of 714,286 shares of the Company’s restricted common stock as consideration over the period of service. These shares are fixed in number (except for stock splits or other recapitalizations). These shares are to be issued in semi-annual installments over the eighteen month term of the agreement beginning with the closing of the Tandem acquisition.

On October 26, 2007, the first installment of 178,572 of irrevocable shares was issued to Mr. Duncan.  These shares were valued at $1,250,000 which was charged to operations during the year ended December 31, 2007.  The Company was required to issue the remaining 535,714 shares of its common stock in 2008. The Company has not issued these shares due to a dispute between the Company and Duncan with respect to other claims that Duncan has raised (See Note 12).  An expense in the amount of $1,098,215 is included in marketing, general and administrative expense for the year ended December 31, 2008 and in other accrued liabilities on the balance sheet as of December 31, 2008 related to these unissued 535,714 shares of common stock.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

Employment Agreements

The Company is obligated for minimum salaries pursuant to all executive and non-employment agreements.  Excluding the cost of employee health benefits, payments of bonuses that are either discretionary or contingent upon performance criteria and stock based compensation arrangements the total obligation under these agreements is $2,932,656 as follows (stated in thousands):

Year Ending December 31:

2009	$805
2010	788
2011	623
2012	476
2013	241

$2,933

Operating leases

The Company leases its general office space and equipment under non-cancellable operating leases that expire through August 2012. The total obligation under existing operating leases is as follows:

For the Year Ending December 31:
2009	$943
2010	960
2011	962
2012	536
$3,434

Rent expense was approximately $520,000 for the year ended December 31, 2008.

Capitalized leases

Maverick leases office equipment and vehicles under capital lease agreements. Depreciation expense for capital leases is included with depreciation on property.  The cost, net of accumulated depreciation of capital leases included in property and equipment is $499,667 at December 31, 2008. The total minimum lease payments under capitalized leases together with the present value of the net minimum lease payments was $467,908 at December 31, 2008.  The effective interest rate on capitalized leases ranges from 5% - 27%.

Note 8 - Long-Term Debt and Capital Lease Obligations

The following table sets forth the Company’s long-term debt position as of December 31, 2008 (stated in thousands):

Oil and gas revolving line of credit	(a)	$12,009
Notes payable - acquisitions	(b)	3,537
Revolving line of credit to former shareholders – Maverick	(c)(f)	3,249
Term note to former shareholders - Maverick	(d)(f)	281
Second term note to former shareholders - Maverick	(e)(f)	1,474
Notes payable to third party – Maverick	(g)	305
Capital lease obligations		468
		$21,323
Less: Current maturities		13,404
Long-term debt		$7,919

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

(a)   On March 14, 2008, Tandem and PER gulf Coast, Inc. (“Borrower”) which are wholly owned subsidiaries of the Company, entered into a Senior Secured Revolving Credit Facility (“Senior Credit Facility”) with Bank of Texas. The Senior Credit Facility provided for a revolving credit facility up to the lesser of the borrowing base and $100 million. The initial borrowing base was set at $35 million.  The facility is collateralized by substantially all of the Company’s proved oil & gas assets.

On January 9, 2009, the Company reaffirmed the borrowing base at $35 million and amended the Senior Credit Facility to change the interest rate provisions. Under the amended loan agreement the outstanding debt bears interest at LIBOR, plus a margin which varies with the ratio of the Borrower’s outstanding borrowings against the defined borrowing base, ranging from 2.0% to 2.75 % provided the interest rate does not fall below a floor rate of 4% per annum.  In addition, the Borrower is obligated to the bank for a monthly fee of any unused portion of the line of credit at the rate of 0.25% per annum.

Under the terms of revolving line of credit agreement, the Borrower must maintain certain financial ratios, must repay any amounts due in excess of the borrowing base, and may not declare any dividends or enter into any transactions resulting in a change in control, without the bank’s consent.
A financial covenant under the credit facility requires us to maintain a ratio of indebtedness to cash flow of no more than 3 to 1. As of December 31, 2008 the Borrowers were not in compliance with this covenant. The Borrowers have formally requested that the bank either amend the loan agreement, grant a waiver for this period, or grant the Borrowers sufficient time to obtain additional capital resources through alternative means. The bank has submitted the request to its loan committee, but the Borrowers have not received the waiver as the date of the issuance of this report. Accordingly, the company has reclassed the amount of outstanding indebtedness under the credit facility, approximately $12 million, to the current liabilities section of the balance sheet.  If a suitable arrangement cannot be reached with the bank, the bank could accelerate the indebtedness and seek to foreclose on the pledged assets. However, the Borrowers believe they have sufficient liquidity in its derivative contracts to liquidate some or all of its hedge positions in order to bring the company back into compliance with the covenant, if required. The Company, as the parent company, is not a co-borrower or guarantor of the line, and transfers from the Borrower to the parent company are limited to (i) $1 million per fiscal year to the parent for management fees, and (ii) the repayment of up to $2 million per fiscal year in subordinate indebtedness owed to the parent. As of December 31, 2008 the $12 million outstanding under the revolving line of credit was bearing interest at the bank’s base rate, which was 4%. The Senior Credit Facility expires in March, 2012.

(b)   As part of the acquisition of Maverick the Company agreed to pay $5 million over the next 5 years pursuant to non-interest bearing cash flow notes, subject to certain escrows, holdbacks and post-closing adjustments. The cash flow notes are payable quarterly at the rate of 50% of pre-tax net income generated by the Maverick business on a stand-alone basis in the preceding quarter. Payment can be accelerated by certain events, including change in control of the Company.

The purchase price was subject to adjustment for any change in working capital as defined in the agreement, between October 31, 2007 and the closing date, as well as other adjustments associated with changes in indebtedness. The cash flow notes were reduced by the amount of the working capital post closing adjustment which was determined by the Company to be $645,596. This amount may be subject to modification as may be agreed between the parties. At the time the acquisition was completed, a discount to present value in the amount of $1,320,404 was recorded and deducted from the cash flow notes as these notes are non-interest bearing for the initial 5 years of their term. As a result, the net carrying value of the notes on April 29, 2008 was $3,034,000 and $3,183,783 at December 31, 2008 after the accretion of the discount in the amount of $149,783 in the period from April 29, 2008 though December 31, 2008.

On April 16, 2009, the Company received a written notice of acceleration from Robert L. Kovar Services, LLC, as the stockholder representative, claiming that the Company failed to make timely mandatory prepayments in the amount of $110,381 due under the terms of the Cash Flow Notes.  The Cash Flow Notes are payable quarterly at the rate of 50% of pre-tax net income, as defined in the merger agreement, generated by the Maverick business on a stand-alone basis in the preceding quarter. The Company has not reclassified the long-term portion of these Notes included in Notes payable – acquisitions to current liabilities.

It is the Company’s position that Maverick generated a pretax loss during the period April 29, 2008 through December 31, 2008 and the fourth quarter of 2008, and as such the Company was not obligated to make a mandatory payment to the note holders.   Generally Accepted Accounting Principles in the United States of America (“GAAP”) require intangible assets to be amortized over their useful lives.  In addition, goodwill and intangible assets are evaluated annually for potential impairment.  The pretax income as calculated by Robert L. Kovar Services, LLC, as the stockholder representative, did not include amortization expense or impairment charges related to intangible assets and goodwill in accordance with GAAP.

In connection with the Pleasanton acquisition, the Company entered into a settlement agreement for $1,000,000 in order to secure clear title to the properties acquired, of which it paid $450,000 cash and issued its note for the balance in the amount of $550,000. The note bears interest at 12% per annum, and is subject to monthly payments beginning June 1, 2008 of an amount equal to ½ of the net proceeds from production attributable to the Company’s interest in the purchased leasehold or $30,000, whichever is greater, until the note is paid in full. The current and long term portion of the note at December 31, 2008 was $306,034 and $48,176, respectively.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

(c) $3,250,000 revolving line of credit, payable to the Maverick former shareholders in monthly interest payments at prime plus .25%, principal and unpaid interest due at maturity in September 2010.

(d) Term note, payable to the Maverick former shareholders in monthly principal and interest payments of $10,280 with interest at prime plus .75%, unpaid principal and interest due at maturity in May 2009.

(e) Second term note, payable to the Maverick former shareholders in monthly interest payments at prime plus ..50% beginning in April 2008 and beginning in October 2008, principal payments of $23,390 plus interest until maturity in April 2013.

(f) On April 29, 2009, Maverick received a notice of acceleration (the “Acceleration Letter”) with respect to the Notes governed by a Loan Agreement and related Security Agreement originally dated April 30, 2005 and April 29, 2005, respectively.  The Acceleration Letter alleges that Maverick failed to comply with certain covenants under the terms of the Loan Agreement and that Maverick failed to make payments due under the Notes.  The outstanding principal, accrued interest and late charges alleged to be owed by Maverick in the Acceleration Letter total $4,659,227.  The Acceleration Letter also contends that interest continues to accrue at the default rate of 18% per annum.  In a separate letter, dated May 1, 2009, Robert L. Kovar Services, LLC, as the stockholder representative for the sellers, purported to terminate the revolving credit facility under the Loan Agreement and demanded turnover of all collateral securing indebtedness under the Loan Agreement, including the Notes.

The Company and Maverick have asserted claims in litigation against the holders of the Notes, Robert L. Kovar Services, LLC, Robert L. Kovar, individually, and others.  The litigation is in its early stages and, accordingly, the Company cannot predict the outcome of these matters.

(g) Note payable to a third party in monthly installments, with interest paid at 12%, principal due at maturity in September 2009, collateralized by the guaranty of the Maverick former majority stockholder and substantially all assets. These notes are collateralized by accounts receivable, a $4,000,000 life insurance policy on the former majority stockholder, and general and limited oil and gas partnership interests owned by the Maverick former majority stockholder.

Annual maturities of indebtedness at December 31, 2008 are as follows (stated in thousands):

For the Year Ending December 31,
2009	(1)	$13,181
2010		3,578
2011		281
2012		280
2013		3,535
		$20,855

(1)	Includes $12,009 of debt outstanding under the Senior Credit Facility which was in default at December 31, 2008.

The following is a schedule of future minimum lease payments under capitalized leases together with the present value of the net minimum lease payments at December 31, 2008 (stated in thousands):

For the Year Ending December 31:
2009	$278
2010	164
2011	102
2012	40
Total minimum lease payments	584
Less: Amount representing interest	(116)
Current value of minimum lease payments	468
Less: Current maturities	(208)
$260

The effective interest rate on capitalized leases ranges from 5% - 31%.

 Note 9 – Equity and Stock Plans

Public Offering 2005 — On October 28, 2005, the Company sold to the public 14,400,000 units (“Units”) at an offering price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrants”). Of the 14,400,000 common shares issued in the offering, 2,878,560 shares were initially not recorded in stockholders equity.  Commensurate with the closing of the Tandem acquisition, 1,076,355 common shares were reclassified to stockholders equity and holders of 1,802,205 shares elected to redeem their shares for cash.  Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 expiring October 23, 2009. Separate trading of the common stock and Warrants comprising the Units commenced on or about December 9, 2005.  As of December 31, 2008, there were outstanding warrants to purchase 14,400,000 shares of common stock.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

Share Based Compensation — On March 20, 2006, the Board of Directors of the Company approved a 2006 Long-Term Incentive Plan. Pursuant to the plan, the Company may grant up to 4 million incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses, or collectively, awards, to officers and key employees. In addition, the plan authorizes the grant of non-qualified stock options and restricted stock awards to directors and to any independent contractors and consultants.  Options to purchase the Company’s common stock have been granted to officers, employees, non-employee directors and certain key individuals. Options generally become exercisable in 20% to 25% cumulative annual increments beginning with the date of grant and expire at the end of ten years. As of December 31, 2008 a total of 140,000 stock option grants were issued under the plan which were valued at $335,000.  During the year ended December 31, 2008 the Company recorded stock-based compensation attributable to the options of $36,332. No portion of this expense has been capitalized.

Summaries of share-based awards transactions follow:

Weighted
	Number	Average
	of Share Options	Exercise Price

Outstanding at December 31, 2007	—	$—
Granted	140,000	3.86
Exercised	—	—
Canceled	—	—

Outstanding at December 31, 2008	140,000	$3.86

      Fair value of share options was estimated at the date of grant using the Black-Scholes option pricing model. Certain assumptions were used in determining the fair value of share options using this model. The Company calculated the estimated volatility by averaging the historical volatility of the Company’s stock and the historic volatility of a selected group of comparable peer companies. The risk-free interest rate is based on observed U.S. Treasury rates at date of grant, appropriate for the expected lives of the options. The expected life of options was determined based on the method provided in Staff Accounting Bulletin 107, as we do not have an adequate exercise history to determine the average life for the options with the characteristics of those granted.  Weighted averages of the assumptions used in the Black-Scholes option pricing model were as follows for grants of options in the year ended December 31, 2008:

Risk-free interest rates	3.9%
Dividend yield	0%
Volatility	68.8%
Expected life	6.4 years
Weighted average grant date fair value	$2.39
Total options granted	140,000
Total weighted average fair value of options granted	$335,000

                   Computation of Earnings per Share—The Company accounts for earnings per share in accordance with SFAS No. 128, which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the statement of operations. Basic EPS amounts are calculated using the weighted average number of common shares outstanding during each period. Diluted EPS assumes the exercise of all stock options, warrants and convertible securities having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method. When a loss from continuing operations exists, as in the periods presented, potential common shares are excluded in the computation of diluted EPS because their inclusion would result in an anti-dilutive effect on per share amounts.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

Reconciliations between the numerators and denominators of the basic and diluted EPS computations for each period are as follows (in thousands, except per share data):

	Year Ended December 31,
	2008	2007
Numerator:
Net (loss) applicable to common stockholders	$(80,819,595)	$(373,032)

Denominator:
Denominator for basic (loss) per share — weighted-average shares outstanding	22,070,762	18,876,347
Effect of potentially dilutive common shares:
Warrants	—	—
Employee and director stock options	—	—
Denominator for diluted (loss) per share — weighted-average shares outstanding and assumed conversions	22,070,762	18,876,347

Basic earnings (loss) per share	$(3.66)	$(0.02)

Diluted earnings (loss) per share	$(3.66)	$(0.02)

The Company has determined that the warrants contained in the units sold in its initial public offering would be antidilutive and thus excluded the effects of the warrants for the years ending December 31, 2008 and 2007.   For the year ended December 31, 2008, options to purchase 140,000 shares of common stock were not considered in calculating diluted earnings per share because the effect would be anti-dilutive.

Note 10 – Income Taxes

The Company utilizes an asset liability approach to determine the extent of any deferred income taxes, as described in SFAS No. 109, “Accounting for Income Taxes.” This method gives consideration to the future tax consequences associated with differences between financial statement and tax bases of assets and liabilities.

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate as reported is as follows:

	2008	2007
Taxes at federal statutory rate	(34.0)%	(35.0)%
State income tax net of federal benefit	(1.0)%	20.0%
Non taxable income - interest	-	(302.0)%
Non deductible expenses (principally goodwill impairment)	2.3%	0.0%
Increase and true-up of valuation allowance	(2.6)%	348.0%
Effective income tax rate	(35.3)%	31.0%

Significant components of deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

	2008	2007
Deferred expenses - start-up costs	$537	$384
Other (includes asset retirement obligation)	1,499	4
Commodity derivatives	-	1,775
Net operating loss carryforward	6,061	609
Depletion carryforward	1,924	-
Less: valuation allowance	(3,045)	(1,366)
	6,976	1,406
Intangible assets	(1,633)	-
Commodity derivatives	(6,223)	-
Difference between carrying value of property and equipment and tax basis	(9,579)	(49,491)

Net deferred tax assets (liabilities)	$(10,459)	$(48,085)

At December 31, 2008, the Company had, subject to the limitation discussed below, $17.3 million of net operating loss carryforwards for U.S. purposes. These loss carryforwards will expire from 2026 through 2028 if not utilized.

In addition to any Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under SFAS Statement No. 109. Therefore, the Company has established a valuation allowance of $1.4 million in deferred tax assets at December 31, 2007 and $3.0 million at December 31, 2008.

There are no uncertain income tax positions required to be recorded pursuant to FIN 48. The Company files income tax returns in the U.S. (federal and state jurisdictions). Tax years 2006 to 2008 remain open for all jurisdictions. The Company’s accounting policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company does not have an accrued liability for interest and penalties at December 31, 2008.

Note 11 - Segment Information

With the consummation of the Maverick acquisition, in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company considers itself to be in two lines of business - (i) as an independent oil and gas exploration and production company and (ii) as an engineering services company.

(i)
The Company sells substantially all of its crude oil production under short-term contracts based on prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate contracts, adjusted by agreed-upon increases or decreases which vary by grade of crude oil. The majority of the Company’s natural gas production is sold under short-term contracts based on pricing formulas which are generally market responsive. From time to time, the Company may also sell a portion of the gas production under short-term contracts at fixed prices. For the year ended December 31, 2008, three customers accounted for approximately 39%, 15% and 14% of the Company’s crude oil and natural gas revenues.  The Company believes that the loss of any of its oil and gas purchasers would not have a material adverse effect on its results of operations due to the availability of other purchasers.

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

The following table presents selected financial information for the Company’s operating segments (stated in thousands):

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

	Exploration			Consolidated
For the Year Ended December 31, 2008:	and Production	Engineering	Parent	Total
Revenues	$34,849	$20,529	$-	$55,378
Intersegment revenues	-	(2,195)	-	(2,195)
Total revenues	$34,849	$18,334	$-	$53,183
Income (loss) before income taxes	$(111,765)	$(8,959)	$(4,265)	$(124,990)
As of December 31, 2008:
Total assets	$82,390	$12,141	$10,346	$104,877

In 2007 the Company only operated one line of business.

Note 12 — Litigation

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not anticipate these matters to have a materially adverse effect on the financial position or results of operations of the Company.

On January 16th, 2008, Exxon Mobil Corporation filed a petition in the 270th  District Court of Harris County, Texas, naming the Company as a defendant along with Tandem Energy Corporation, a Colorado corporation (“Old TEC”), and a third party, Merenco Realty, Inc., demanding environmental remediation of certain properties in Tomball, Texas. In 1996, pursuant to an assignment agreement, Exxon Mobil sold certain oil and gas leasehold interests and real estate interests in Tomball, Texas to Old TEC’s predecessor in interest, Merit Energy Corporation. In 1999, Old TEC assigned its 50% undivided interest in one of the tracts in the acquired property to Merenco, an affiliate of Old TEC, owned 50% by our Chairman of the Board, Tim Culp. In October 2007, the Texas Railroad Commission notified Exxon Mobil of an environmental site assessment alleging soil and groundwater contamination for a site in the area of Tomball, Texas. Exxon Mobil believes that the site is one which was sold to Old TEC and claims that Old TEC is obligated to remediate the site under the assignment agreement. Exxon Mobil has requested that the court declare the defendants obligated to restore and remediate the properties and has requested any actual damages arising from breach and attorneys’ fees. The Company believes that Exxon Mobil’s claim that Old TEC is responsible for any remediation of such site is without merit and we intend to vigorously defend ourselves against this claim. However, no assurance can be given that we will prevail in this matter and we estimate the possible loss could range from $60,000 to $250,000.  In October 2007, The Company acquired substantially all the assets and liabilities of Old TEC. Merenco was not acquired by us in the acquisition and the Company's Chairman, Tim Culp, continues to have a 50% ownership interest in Merenco.

On November 11, 2008, Mr. Hyman, a former employee of KD Resources, filed a claim against KD Resources and Platinum Energy stating that he was discharged from KD Resources in retaliation for informing a supervisor that an accounting employee had a prior conviction for fraud and embezzlement, which he claims to be in violation of the Sarbanes-Oxley Act of 2002, Section 806, Protection for Employees of Publicly Traded Companies Who Provide Evidence of Fraud.  In December, 2008, the Department of Labor (“DOL”) dismissed the complaint as not being timely filed.  On or about January 8, 2009, Mr. Hyman appealed the ruling of the DOL. On January 16, 2009, the DOL filed an Order to Show Cause whereby Mr. Hyman must show why his case should not have been dismissed. Mr. Hyman had 30 days to respond to the Order to Show Cause.  On February 14, 2009, Mr. Hyman filed his response to the Order to Show Cause stating that he failed to file within the required time because he was engaged in negotiations with the Respondents.  On March 18, 2009, the Department of Labor dismissed Mr. Hyman’s claim for failure to file within the 90-day filing period.   Mr. Hyman has filed a Petition for Review of the Decision and Order Dismissing Complaint issued March 18, 2009.  A Notice of the Appeal was filed April 10, 2009 which was granted.  Mr. Hyman has until May 11, 2009 to file his initial brief.  The Company will then have the opportunity to file a brief which must be done by June 10, 2009.  It is The Company's intention to argue that Mr. Hyman was never an employee of Platinum Energy Resources or any of its subsidiaries; as such we are not liable for any issues between Mr. Hyman and his employer, KD Resources.  It is the Company's further contention that the only reason Platinum Energy is listed in this action is because it is a public company and Mr. Hyman needs a public company in order to obtain his status under the Sarbanes-Oxley Act.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

On December 3, 2008, Robert Kovar, our Chief Operating Officer, delivered his letter of resignation, effective on December 3, 2008, and filed a lawsuit against us in the district court of Victoria County, Texas claiming that he had Good Reason (as defined in his Employment Agreement) to terminate his employment.  In the lawsuit Mr. Kovar is seeking declaratory relief and claims he is entitled to a severance payment under his Employment Agreement, accelerated vesting of his stock options and accelerated payment of the cash flow note issued to him in connection with the purchase by the Company of Maverick Engineering, Inc. in April 2008.   We believe that Mr. Kovar did not have Good Reason to resign and that the lawsuit has no merit.  We intend to vigorously defend ourselves in this action.

On December 3, 2008, Lance Duncan filed suit against Platinum Energy Resources, Inc.  Mr. Duncan is seeking compensation for 515,713 shares of Platinum stock, $13,857.47 for use of his private plane, and consummation of an agreement to purchase a drilling rig for the sum of $2,478,000.  On December 21, 2008, Platinum filed a general denial. A Scheduling Order has been accepted by opposing counsel and approved by the Judge assigned to this matter.  We believe that Mr. Duncan’s claims are without merit and we intend to vigorously defend ourselves against these claims.

On April 16, 2009, the Company received a written notice of acceleration from Robert L. Kovar Services, LLC, as the stockholder representative, claiming that the Company failed to make timely mandatory prepayments in the amount of $110,381 due under the terms of the Cash Flow Notes.  On April 29, 2009, Maverick received a notice of acceleration (the “Acceleration Letter”) with respect to the Notes governed by a Loan Agreement and related Security Agreement originally dated April 30, 2005 and April 29, 2005, respectively. The Acceleration Letter alleges that Maverick failed to comply with certain covenants under the terms of the Loan Agreement and that Maverick failed to make payments due under the Notes. The outstanding principal, accrued interest and late charges alleged to be owed by Maverick in the Acceleration Letter total $4,659,227. The Acceleration Letter also contends that interest continues to accrue at the default rate of 18% per annum. In a separate letter, dated May 1, 2009, Robert L. Kovar Services, LLC, as the stockholder representative for the sellers, purported to terminate the revolving credit facility under the Loan Agreement and demanded turnover of all collateral securing indebtedness under the Loan Agreement, including the Notes. The Company and Maverick have asserted claims in litigation against the holders of the Notes, Robert L. Kovar Services, LLC, Robert L. Kovar, individually, and others. The litigation is in its early stages and, accordingly, the Company cannot predict the outcome of these matters.

Note 13 - Benefit Plan

Prior to its acquisition by the Company, Maverick adopted a defined contribution plan under Section 401(k) of the Internal Revenue Code for the benefit of all employees who have met certain length-of-service requirements. Under this plan, Maverick employees may elect to make contributions pursuant to a salary reduction agreement. Each year, Maverick may make a matching contribution to the plan on behalf of the participating employees. Employer contributions to the plan are discretionary. For the period from April 29, 2008 to December 31, 2008 employer contributions charged to operations totaled approximately $432,000.

Note 14 – Subsequent Events

On January 9, 2009, the Company reaffirmed its borrowing base of $35 million and amended the Senior Credit Facility with Bank of Texas to change the interest rate provisions. Under the amended loan agreement the outstanding debt bears interest at LIBOR, plus a margin which varies with the ratio of the borrower’s outstanding borrowings against the defined borrowing base, ranging from 2.0% to 2.75 % provided the interest rate does not fall below a floor rate of 4% per annum.

The Company is not in compliance with loan convenants contained in the Senior Credit Facility as discussed in Note 8.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

Note 15 – Oil and Gas Reserve Information (Unaudited)

The estimates of proved oil and gas reserves utilized in the preparation of the consolidated financial statements were prepared by Williamson Petroleum Consultants (Williamson), independent petroleum engineers. Future cash inflows were computed by applying year-end prices to the year-end quantities of proved reserves. Future development, abandonment and production costs were computed by estimating the expenditures to be incurred in developing, producing, and abandoning proved oil and gas reserves at the end of the year, based on year-end costs. Future income taxes were computed by applying statutory tax rates to the estimated net pre-tax cash flows after consideration of tax basis and tax credits and carryforwards. All of the Company’s reserves are located in the United States. For information about the Company’s results of operations from oil and gas producing activities, see the accompanying consolidated statements of operations.

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

(3) Estimates of proved reserves do not include the following: (A) oil that may become available from known reservoirs but is classified separately as indicated additional reserves; (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (C) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (D) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal and other such sources.

The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of the Company’s proved reserves are classified as proved developed non-producing and proved undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

The following table sets forth proved oil and gas reserves together with the changes therein and proved developed reserves (oil in Bbls, gas in Mcf, gas converted to Boe’s at six Mcf per Bbl) for the years ended December 31, 2008 and 2007. (in thousands):

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

	2008			2007
	Oil	Gas	Boe	Oil	Gas	Boe
	(in thousands)
Proved reserves:
Beginning of period	6,526	21,812	10,161	—	—	—
Revisions	(4,084)	(5,647)	(5,025)	—	—	—
Extensions and discoveries	120	—	120	—	—	—
Sales of minerals-in-place	—	—	—	—	—	—
Purchases of minerals-in-place	29	688	144	6,565	21,938	10,221
Production	(281)	(811)	(417)	(39)	(126)	(60)
End of period	2,310	16,042	4,983	6,526	21,812	10,161
Proved developed reserves:
Beginning of period	2,639	6,497	3,722	—	—	—
End of period	916	5,333	1,805	2,639	6,497	3,722

The Company experienced downward revisions in estimated proved crude oil in 2008. These downward revisions were as a result of crude oil prices utilized for the reserve estimate decreasing by 55% and gas prices utilized for the reserve estimate decreasing by 24% between year-end 2007 and year-end 2008.

The following is a standardized measure of the discounted net future cash flows and changes applicable to proved oil and natural gas reserves required by SFAS No. 69, “Disclosures about Oil and Gas Producing Activities". The future cash flows are based on estimated oil and natural gas reserves utilizing prices and costs in effect as of year end, discounted at 10% per year and assuming continuation of existing economic conditions.

The standardized measure of discounted future net cash flows, in management’s opinion, should be examined with caution. The basis for this table is the reserve studies prepared by independent petroleum engineering consultants, which contain imprecise estimates of quantities and rates of production of reserves. Revisions of previous year estimates can have a significant impact on these results. Also, exploration costs in one year may lead to significant discoveries in later years and may significantly change previous estimates of proved reserves and their valuation. Therefore, the standardized measure of discounted future net cash flow is not necessarily indicative of the fair value of the Company’s proved oil and natural gas properties.

Future income tax expense was computed by applying statutory rates less the effects of tax credits for each period presented to the difference between pre-tax net cash flows relating to the Company’s proved reserves and the tax basis of proved properties and available net operating loss and percentage depletion carryovers.

The following table sets forth standardized measure of discounted future net cash flows (stated in thousands) relating to proved reserves for the years ended December 31, 2008 and 2007:

	2008	2007
	(in thousands)
Future cash inflows	$181,725	$755,292
Future costs:
Production	(67,485)	(188,072)
Abandonment	(15,321)	(13,735)
Development	(26,396)	(54,692)
Income taxes	—	(177,440)
Future net cash inflows	72,523	321,353
10% discount factor	(28,177)	(150,331)
Standardized measure of discounted net cash flows	$44,346	$171,022

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

The following table sets forth the changes in the future net cash inflows discounted at 10% per annum (stated in thousands):
	2008	2007
Beginning of period	$171,022	$
Sales of oil and natural gas produced, net of production costs	(20,184)		(2,532)
Future abandonment cost, net of salvage value	(961)
Extensions and discoveries	1,050
Net change of prices and production costs	(163,695)		5,119
Change in future development costs	29,520
Changes in production rates	(24,651)
Revisions of previous quantity estimates	(65,952)
Accretion of discount	26,412
Change in income taxes	89,576
Purchases of reserves in place	2,209		168,435

End of period	$44,346		$171,022

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

The Company recorded a non-cash ceiling test impairment of oil and natural gas properties of $130.1 million ($84.6 million, net of tax) during the fourth quarter ended December 31, 2008, as a result of declines in commodity prices and negative revisions in the Company's proved reserve quantities. In accordance with SEC Topic 12- Oil and Gas Producing Activities, the full cost ceiling limitation was computed giving effect to the subsequent price changes for oil and gas. The computed ceiling amount was approximately $5 million greater than the limitation using the prices in effect at December 31, 2008 and, accordingly, the full cost impairment charge for 2008 was determined using the recomputed ceiling amount. The estimated present value of future cash flows relating to proved reserves is extremely sensitive to prices used at any measurement period. The prices used for each commodity for the year ended December 31, 2008 as adjusted were as follows:

As of December 31,	Oil	Gas
2008	$41.92	$5.29
2007	$92.44	$7.02

The following table sets forth the results of operations for producing activities for the year ended December 31, 2008 and the period October 26, 2007 through December 31, 2007 (stated in thousands):

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

	2008	2007

Revenues	34,157	4,308
Production costs	(13,973)	(1,776)
Depreciation, depletion, amortization and impairment (1)	(141,349)	(1,253)
Income tax expense	44,178	(397)
Results of operations from producing activities (excluding corporate overhead and interest costs)	(76,987)	882

(1) Includes ceiling limitation impairment charge of $130.1 million for year ended December 31, 2008.