Form 10-Q
period 2009-03-31
PLATINUM ENERGY RESOURCES INC
filed 2009-07-01
CIK 1329605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be posted pursuant to Rule 405 of Regulation S-T (S 232.405 of this chapter) during the preceeding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).
Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 24, 2009, 24,068,675 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
Table of Contents

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(UNAUDITED)	*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,111,685	$3,668,092
Accounts receivable, net of $179,392 and $164,392 allowance for doubtful accounts as of March 31, 2009 and December 31, 2008, respectively
Oil and gas sales	1,355,393	1,629,931
Service	3,953,935	5,255,041
Inventory	461,887	436,477
Fair value of commodity derivatives - current	3,922,006	1,968,186
Prepaid expenses and other current assets	609,942	747,225

Total Current Assets	12,414,848	13,704,952

Property and equipment, at cost
Oil and gas properties, full cost method	205,134,544	204,372,437
Other	5,576,435	5,492,072
Less accumulated depreciation, depletion, amortization and impairment	(146,725,429)	(145,016,531)
Property and equipment, net	63,985,550	64,847,978

Other assets
Intangible assets, net	4,840,020	5,061,066
Fair value of commodity derivatives	16,298,781	18,562,702
Real estate held for development	2,700,000	2,700,000

Total Assets	$100,239,199	$104,876,698

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable
Trade	$1,774,003	$2,551,808
Oil and gas sales	537,231	1,115,114
Accrued liabilities and other	3,688,912	4,437,995
Income taxes payable	179,371	119,770
Current maturities of long-term debt, capital lease obligations and notes payable	4,254,334	13,403,731
Total Current Liabilities	10,433,851	21,628,418

Revolving line of credit	13,008,767	—
Long-term debt and capital lease obligations, net of current portion	1,340,928	4,687,423
Notes payable - acquisitions	3,241,837	3,231,959
Other accrued liabilities	151,354	148,458
Asset retirement obligation	4,666,234	4,537,243
Deferred income taxes	9,328,187	10,459,000
Total Long-term Liabilities	31,737,307	23,064,083

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 1,000,000 authorized, 0 issued	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized; 24,068,675 issued and 22,070,762 outstanding in each period, respectively	2,407	2,407
Additional paid-in capital	155,100,474	155,100,474
Accumulated deficit	(81,373,376)	(79,257,220)
Treasury stock - 1,997,913 shares, at cost	(15,661,464)	(15,661,464)

Total Stockholders' Equity	58,068,041	60,184,197

Total Liabilities and Stockholders' Equity	$100,239,199	$104,876,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

* Derived from the audited financial statements for the year ended December 31, 2008

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2009	2008

Revenues
Oil and gas sales	$3,314,701	$7,134,804
Service revenues	5,520,495	—
	8,835,196	7,134,804
Costs and expenses
Lease and other operating expense	2,730,428	2,456,306
Cost of service revenues	5,333,701	—
Marketing, general and administrative expense	2,230,721	1,731,827
Depreciation, depletion and amortization expense	1,929,944	2,063,289
Accretion of abandonment obligations	78,713	61,669

Total costs and expenses	12,303,507	6,313,091

Operating (loss) Income	(3,468,311)	821,713

OTHER INCOME (EXPENSES)
Interest income	3,433	104,387
Interest expense	(295,891)	(13,805)
Change in fair value of commodity derivatives	527,445	(2,035,923)
Other	2,431	69,111
Total other income (Expense)	237,418	(1,876,230)

(Loss) Before Income Taxes	(3,230,893)	(1,054,517)
(Benefit) From Income Taxes	(1,114,737)	(54,000)

Net (Loss)	$(2,116,156)	$(1,000,517)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	22,070,762	22,070,762
Diluted	22,070,762	22,070,762

NET (LOSS) PER COMMON SHARE:
Basic	$(.10)	$(0.05)
Diluted	$(.10)	$(0.05)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2009	2008

Cash Flows From Operating Activities
Net (loss)	$(2,116,156)	$(1,000,517)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	1,929,944	2,044,481
Accretion of asset retirement obligation and debt discount	136,768	61,669
Amortization/write-off of bank loan fees	—	18,808
Deferred income taxes	(1,130,813)	—
Unrealized (gain)/loss on commodity derivatives	310,101	2,035,923
Changes in operating assets and liabilities:
Accounts receivable	1,575,644	(1,681,112)
Inventory	(25,410)	(64,376)
Prepaid expenses and other current assets	137,283	(536,172)
Accounts payable	(1,355,688)	1,680,801
Accrued liabilities and other	(746,188)	232,014
Income taxes payable	59,601	(153,000)
Commodity derivatives	—	(2,082,100)
Net cash (used in) provided by operating activities	(1,224,914)	556,419

Cash Flows From Investing Activities
Additions to property and equipment	(796,192)	(3,747,849)
Acquisition of businesses - oil and gas properties	—	(5,989,139)
Advance payment and costs, Pleasanton transaction	—	2,303,769
Net cash (used in) investing activities	(796,192)	(7,433,219)

Cash Flows From Financing Activities
Proceeds of revolving credit facility	1,000,000	5,508,767
Payments, long-term debt and capital leases	(535,301)	—
Net cash provided by financing activities	464,699	5,508,767

Net (Decrease) in Cash	(1,556,407)	(1,368,033)

Cash and Cash Equivalents - Beginning of the Period	3,668,092	16,429,619

Cash and Cash Equivalents - End of Period	$2,111,685	$15,061,586

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$300,455	$13,805
Income taxes	50,000	99,000
Non-Cash Investing and Financing Activities:
Issuance of notes payable - Pleasanton acquisition	$—	$550,000
Acquisition of oil and gas property - Pleasanton	$—	$(550,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)

Note 1 - Organization, Business and Operations and Basis of Presentation

Platinum Energy Resources, Inc. and subsidiaries (the “Company” or “Platinum”) considers itself to be in two lines of business as follows:

(i) The oil and gas division operations have approximately 37,000 acres under lease in relatively long-lived fields with well-established production histories. The Company’s properties are concentrated primarily in the Gulf Coast region in Texas, the Permian Basin in Texas and New Mexico and the Fort Worth Basin in Texas;
and

(ii) Engineering and construction services primarily for three types of clients: (1) upstream oil and gas, domestic oil and gas producers and pipeline companies; (2) industrial, petrochemical and refining plants; and (3) infrastructure, private and public sectors, including state municipalities, cities, and port authorities. Maverick Engineering, Inc. (“Maverick) operates out of facilities headquartered in Victoria, Texas and operates primarily in Texas.

Note 2 – Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2009 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited interim condensed consolidated balance sheet as of March 31, 2009, unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, and the unaudited interim condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2009 are not necessarily indicative of results to be expected for the year ending December 31, 2009 or for any future interim period. The condensed consolidated balance sheet at December 31, 2008 has been derived from audited consolidated financial statements; however, these notes to the condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.

Note 3 — Summary of Significant Accounting Policies

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)

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

The Company uses the full cost method of accounting for exploration and development activities as defined by the SEC. Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country. The Company has defined a cost center by country. Currently, all of the Company’s oil and gas properties are located within the continental United States.

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)
Derivative Financial Investments

From time to time, the Company may utilize derivative instruments, consisting of puts, calls, swaps, and price collars, to attempt to reduce its exposure to changes in commodity prices. The Company accounts for its derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). SFAS No. 133 requires that all derivative instruments be recognized as assets or liabilities in the balance sheet, measured at fair value. The accounting for changes in the fair value of a derivative depends on both the intended purpose and the formal designation of the derivative. Designation is established at the inception of a derivative, but subsequent changes to the designation are permitted. The Company has elected not to designate any of its derivative financial contracts as accounting hedges and, accordingly, has accounted for these derivative financial contracts using mark-to-market accounting. Changes in fair value of derivative instruments which are not designated as cash flow hedges are recorded in other income (expense) as changes in fair value of commodity derivatives.

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)

Recently Issued Accounting Pronouncements

On January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141(R)”), which replaces SFAS No. 141, “Business Combinations,” (“SFAS 141”) but retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, SFAS 141(R) requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption of SFAS 141(R) did not have a material impact on the Company’s condensed consolidated financial statements. The provisions of SFAS 141(R) will be applied at such time when measurement of a business acquisition is required.

On January 1, 2009, the Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the consolidated financial statements on at least an annual basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the Company’s condensed consolidated financial statements. The provisions of SFAS 157 will be applied at such time as a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS 157.

On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The presentation and disclosure requirements of SFAS 160 were applied retrospectively. The adoption of SFAS 160 had no impact on the Company’s condensed consolidated financial statements.

On January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of SFAS 161 had no impact on the Company’s condensed consolidated financial statements.

On January 1, 2009, the Company adopted FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. The adoption of FSP FAS 142-3 had no impact on the Company’s condensed consolidated financial statements.

On January 1, 2009, the Company adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s condensed consolidated financial statements.

On January 1, 2009 the Company adopted EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument, or embedded feature, is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuations. The adoption of EITF 07-5 did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. We have not yet evaluated the impact of adopting the requirements of SFAS 165 on the Company’s consolidated financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)

        In December 2008, the SEC issued the final rule,  "Modernization of Oil and Gas Reporting ," which adopts revisions to the SEC's oil and natural gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009. Early adoption of the new rules is prohibited. The new rules are intended to provide investors with a more meaningful and comprehensive understanding of oil and natural gas reserves to help investors evaluate their investments in oil and natural gas companies. The new rules are also designed to modernize the oil and natural gas disclosure requirements to align them with current practices and changes in technology. The new rules include changes to the pricing used to estimate reserves, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves and permitting disclosure of probable and possible reserves. The Company is currently evaluating the potential impact of these rules. The SEC is discussing the rules with the FASB staff to align FASB accounting standards with the new SEC rules. These discussions may delay the required compliance date. Absent any change in the effective date, the Company will begin complying with the disclosure requirements in our annual report on Form 10-K for the year ending December 31, 2009.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)
Note 4 - Oil and Gas Properties

The following table sets forth the Company’s costs incurred in oil and gas property acquisition, exploration and development activities for the three months ended March 31, 2009. (stated in thousands):

Balance at December 31, 2008	$204,372
Acquisition of properties
Proved	—
Unproved	—
Adjustment to purchase price of oil and gas properties	—
Exploration costs	3

Development costs	760

Balance at March 31, 2009	$205,135

     The following table sets forth the Company’s capitalized costs relating to oil and gas producing activities at March 31, 2009 (stated in thousands):

March 31, 2009
Proved oil and gas properties	$203,876
Unproved oil and gas properties	1,259
205,135
Accumulated depletion and impairment	(144,022)

Net capitalized costs at March 31, 2009	$61,113

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

For the three months ended March 31, 2009 and 2008, the Company included in other income realized and unrealized losses related to its derivative contracts as follows (stated in thousands):

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Crude oil derivative realized settlements	$837	(1,074)
Crude oil derivative change in unrealized gains (losses)	(310)	(962)
Gain (loss) on derivatives	$527	(2,036)

Presented below is a summary of the Company’s crude oil derivative financial contracts at March 31, 2009:

Period Ended March 31,	Instrument Type	Total Volumes (MMBTU/BBL)	Contract Price	Fair Value Asset (stated in thousands)
2010	Swaps	90,000	71.00	$1,437
	Swaps	30,000	95.50	1,050
	Puts	30,000	75.00	594
	Puts	30,000	85.00	841

2011	Swaps	90,000	95.50	2,827
	Puts	90,000	75.00	1,650
	Puts	90,000	85.00	2,326
	Puts	80,000	80.00	1,681
	Swaps	30,000	95.25	848
2012	Swaps	90,000	95.25	2,354
	Puts	90,000	80.00	1,827
	Swaps	30,000	95.00	727
2013	Swaps	90,000	95.00	2,059

	Total fair value			$20,221

Note 6 – Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In determining the fair value of its derivative contracts the Company evaluates its counterparty and third party service provider valuations and adjusts for credit risk when appropriate, SFAS 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)

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

As required by SFAS 157, assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents information about the Company’s assets and liabilities,  measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  The fair value of derivative financial instruments is determined based on counterparties’ valuation models that utilize market-corroborated inputs.

As of March 31, 2009
(in thousands)

	Level 1	Level 2	Level 3	Total
Oil and natural gas derivatives	—	$20,221	—	$20,221

The determination of the fair values above incorporates various factors required under SFAS 157. These factors include the impact of our nonperformance risk and the credit standing of the counterparties involved in the Company’s derivative contracts.

Gains and losses (realized and unrealized) included in earnings for the March 31, 2009 and 2008, are reported in other income on the Consolidated Statement of Operations.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)

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

On October 26, 2007, the first installment of 178,572 of irrevocable shares was issued to Mr. Duncan.  These shares were valued at $1,250,000 which was charged to operations during the year ended December 31, 2007.  The Company was required to issue the remaining 535,714 shares of its common stock in 2008. The Company has not issued these shares due to a dispute between the Company and Duncan with respect to other claims that Duncan has raised (See Note 12).   $1,098,215 is included in other accrued liabilities on the balance sheets dated December 31, 2008 and March 31, 2009 related to these unissued 535,714 shares of common stock.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)

Note 8 - Long-Term Debt and Capital Lease Obligations

The following table sets forth the Company’s long-term debt position as of March 31, 2009 (stated in thousands):

Oil and gas revolving line of credit	(a)	$13,009
Notes payable - acquisitions	(b)	3,516
Revolving line of credit to former shareholders – Maverick	(c)(f)	2,917
Term note to former shareholders - Maverick	(d)(f)	252
Second term note to former shareholders - Maverick	(e)(f)	1,403
Notes payable to third party – Maverick	(g)	305
Capital lease obligations		444
		$21,846
Less: Current maturities		4,254
Long-term debt		$17,592

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)

(a)    On March 14, 2008, Tandem and PER gulf Coast, Inc. (“Borrower”) which are wholly owned subsidiaries of the Company, entered into a Senior Secured Revolving Credit Facility (“Senior Credit Facility”) with Bank of Texas (The “Bank”). The Senior Credit Facility provided for a revolving credit facility up to the lesser of the borrowing base and $100 million. The initial borrowing base was set at $35 million.  The facility is collateralized by substantially all of the Company’s proved oil & gas assets.

On January 9, 2009, the Borrowers reaffirmed the borrowing base at $35 million and amended the Senior Credit Facility to change the interest rate provisions. Under the amended loan agreement the outstanding debt bears interest at LIBOR, plus a margin which varies with the ratio of the Borrower’s outstanding borrowings against the defined borrowing base, ranging from 2.0% to 2.75 % provided the interest rate does not fall below a floor rate of 4% per annum.  In addition, the Borrower is obligated to the bank for a monthly fee of any unused portion of the line of credit at the rate of 0.25% per annum.

Under the terms of revolving line of credit agreement, the Borrower must maintain certain financial ratios, must repay any amounts due in excess of the borrowing base, and may not declare any dividends or enter into any transactions resulting in a change in control, without the bank’s consent.

A financial covenant under the credit facility requires us to maintain a ratio of indebtedness to cash flow of no more than 3 to 1. As of December 31, 2008 and March 31, 2009 the Borrowers were not in compliance with this covenant. The bank has agreed to waive the covenant non-compliance issue subject to the payment of additional fees and other terms more fully described below.

     On June 12, 2009, the Borrowers received a “Notice of Borrowing Base Redetermination and Notice of Event of Default” from the bank.  The bank has set the new borrowing base at $15 million, shortened the maturity date of the loan from March 14, 2012 to June 1, 2010, raised the floor interest rate from 4% to 4.5%, redefined certain covenant ratios, and requires certain fees paid to grant the waivers necessary to cure the aforementioned covenant defects.  The Company executed the Second Amendment to the Senior Credit Facility on June 25, 2009.  The Company, as the parent company, is not a co-borrower or guarantor of the line, and transfers from the Borrower to the parent company are limited to (i) $1 million per fiscal year to the parent for management fees, and (ii) the repayment of up to $2 million per fiscal year in subordinate indebtedness owed to the parent. As of March 31, 2009 the $13.0 million outstanding under the revolving line of credit was bearing interest at the bank’s base rate, which, at the time, was 4%.  As amended the Senior Credit Facility expires in June, 1 2010.

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

The purchase price was subject to adjustment for any change in working capital as defined in the agreement, between October 31, 2007 and the closing date, as well as other adjustments associated with changes in indebtedness. The cash flow notes were reduced by the amount of the working capital post closing adjustment which was determined by the Company to be $645,596. This amount may be subject to modification as may be agreed between the parties. At the time the acquisition was completed, a discount to present value in the amount of $1,320,404 was recorded and deducted from the cash flow notes as these notes are non-interest bearing for the initial 5 years of their term. As a result, the net carrying value of the notes on April 29, 2008 was $3,034,000 and $3,183,783 at December 31, 2008 and 3,241,837 at March 31, 2009 after the accretion of the discount in the amount of $58,054 during the first three months of 2009.

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

In connection with the Pleasanton acquisition, the Company entered into a settlement agreement for $1,000,000 in order to secure clear title to the properties acquired, of which it paid $450,000 cash and issued its note for the balance in the amount of $550,000. The note bears interest at 12% per annum, and is subject to monthly payments beginning June 1, 2008 of an amount equal to ½ of the net proceeds from production attributable to the Company’s interest in the purchased leasehold or $30,000, whichever is greater, until the note is paid in full. As of March 31, 2009 the entire balance of $274,040 is classified as a current liability.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)

(c) $3,250,000 revolving line of credit, payable to the Maverick former shareholders in monthly interest payments at prime plus .25%, principal and unpaid interest due at maturity in September 2010. On December 31, 2008 and March 31, 2009, Maverick was not in compliance with the debt service coverage ratio required under this facility.  Maverick obtained a waiver of the obligation to maintain this ratio through September 30, 2009; and, accordingly, the Company has classified the full $2,917,403 outstanding revolving line of credit as a current liability.

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

Annual maturities of indebtedness at March 31, 2009 are as follows (stated in thousands):

For the Year Ended March 31,
2010	$4,029
2011	13,280
2012	291
2013	281
2014	3,521
$21,402

The following is a schedule of future minimum lease payments under capitalized leases together with the present value of the net minimum lease payments at March 31, 2009 (stated in thousands):

For the Year Ended March 31,
2010	$225
2011	150
2012	148
2013	43
Total minimum lease payments	566
Less: Amount representing interest	(122)
Current value of minimum lease payments	444
Less: Current maturities	(225)
$219

The effective interest rate on capitalized leases ranges from 5% - 31%.

 Note 9 – Earnings per Share

                     Computation of Earnings per Share —The Company accounts for earnings per share in accordance with SFAS No. 128, which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the statement of operations. Basic EPS amounts are calculated using the weighted average number of common shares outstanding during each period. Diluted EPS assumes the exercise of all stock options, warrants and convertible securities having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method. When a loss from continuing operations exists, as in the periods presented, potential common shares are excluded in the computation of diluted EPS because their inclusion would result in an anti-dilutive effect on per share amounts.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)

Reconciliations between the numerators and denominators of the basic and diluted EPS computations for each period are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Numerator:
Net (loss) applicable to common stockholders	$(2,116,156)	$(1,000,517)

Denominator:
Denominator for basic (loss) per share — weighted-average shares outstanding	22,070,762	22,070,762
Effect of potentially dilutive common shares:
Warrants	—	—
Employee and director stock options	—	—
Denominator for diluted (loss) per share — weighted-average shares outstanding and assumed conversions	22,070,762	22,070,762

Basic earnings (loss) per share	$(0.10)	$(0.05)

Diluted earnings (loss) per share	$(0.10)	$(0.05)

The Company has determined that the warrants contained in the units sold in its initial public offering would be antidilutive and thus excluded the effects of the warrants for the three months ending March 31, 2009 and 2008. For the Three Months Ended March 31, 2009, options to purchase 156,000 shares of common stock were not considered in calculating diluted EPS because the effect would be anti-dilutive.

Note 10 – Income Taxes

The Company utilizes an asset liability approach to determine the extent of any deferred income taxes, as described in SFAS No. 109, “Accounting for Income Taxes.” This method gives consideration to the future tax consequences associated with differences between financial statement and tax bases of assets and liabilities.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)

At December 31, 2008, the Company had, subject to the limitation discussed below, $17.3 million of net operating loss carryforwards for U.S. purposes. These loss carryforwards will expire from 2026 through 2028 if not utilized.

In addition to any Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under SFAS Statement No. 109. Therefore, the Company has established a valuation allowance of $3.0 million in deferred tax assets at March 31, 2009 and December 31, 2008.

There are no uncertain income tax positions required to be recorded pursuant to FIN 48. The Company files income tax returns in the U.S. (federal and state jurisdictions). Tax years 2006 to 2008 remain open for all jurisdictions. The Company’s accounting policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company does not have an accrued liability for interest and penalties at March 31, 2009.

Note 11 - Segment Information

With the consummation of the Maverick acquisition, in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information , the Company considers itself to be in two lines of business - (i) as an independent oil and gas exploration and production company and (ii) as an engineering services company.

(i)
The Company sells substantially all of its crude oil production under short-term contracts based on prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate contracts, adjusted by agreed-upon increases or decreases which vary by grade of crude oil. The majority of the Company’s natural gas production is sold under short-term contracts based on pricing formulas which are generally market responsive. From time to time, the Company may also sell a portion of the gas production under short-term contracts at fixed prices. For the three months ended March 31, 2009, three customers accounted for approximately 35%, 14% and 13% of the Company’s crude oil and natural gas revenues.  The Company believes that the loss of any of its oil and gas purchasers would not have a material adverse effect on its results of operations due to the availability of other purchasers.

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

The following table presents selected financial information for the Company’s operating segments (stated in thousands):

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)

	Exploration			Consolidated
For the Three Months Ended March 31, 2009:	and Production	Engineering	Parent	Total
Revenues	$3,329	$5,506	$—	$8,835
Intersegment revenues	—	—	—	—
Total revenues	$3,329	$5,506	$—	$8,835
Income (loss) before income taxes	$(1,646)	$(967)	$(618)	$(3,231)
As of March 31, 2009:
Total assets	$80,850	$9,683	$9,706	$100,239

For the three months ended March 31, 2008 the Company only operated the exploration and production line of business.

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

On May 3. 2009, Platinum and Maverick Engineering. Inc. filed suit against Robert L. Kovar Services. LLC (“RKS”), Robert L. Kovar (“Kovar”), Rick J. Guerra (“Guerra”), and Walker, Keeling, & Carroll. L.L.P. (“WKC”) collectively (the Defendants”) alleging, among other things, a suit for declaratory judgment asking the court to declare that Platinum and Maverick are entitled to indemnification from the former Maverick stockholders, including Guerra and Kovar, for any damages they suffer as a result of a default on any note contained in the Maverick and PermSUB Merger Agreement. In addition, Platinum and Maverick have asked the Court to declare that WKC has breached the merger agreement by not stepping down as the Merger Escrow Agent.  Platinum and Maverick have also sued to recover costs of court and attorneys’ fees. It is Platinum and Maverick’s position that the former Maverick Stockholders are obligated under the Merger Agreement to indemnify Platinum and Maverick for any damages they suffer as a result of any breach of contract by Maverick, including a default on any liability existing before the merger of Maverick and PermSUB. Moreover, by attempting to accelerate and collect on the cashflow notes and assumed bank debt discussed in the Merger Agreement, WKC has created a conflict of interest and must resign as the Merger Escrow Agent. Therefore, Platinum and Maverick intend to offset any liability they may face in defaulting on payment of the cash flow notes or the assumed bank debt via the Defendants’ indemnity obligations.  Since this litigation is in its early stages, the Company cannot predict the outcome of these matters.

Note 14 – Subsequent Events

On June 12, 2009, the Company received a “Notice of Borrowing Base Redetermination and Notice of Event of Default” from the bank.  The bank has set the new borrowing base at $15 million, shortened the maturity date of the loan from March 14, 2012 to June 1, 2010, raised the floor interest rate from 4% to 4.5%, redefined certain covenant ratios, and requires certain fees paid to grant the waivers necessary to cure the aforementioned covenant defects.  The Company executed the Second Amendment to the Senior Credit Facility as June 25, 2009.  The Company was not in compliance with a loan convenant contained in the Senior Credit Facility as discussed in Note 8. The bank has provided a waiver of the non-compliance subject to receipt of additional fees.

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

On October 26, 2007, we acquired substantially all of the assets and assumed substantially all of the liabilities of Tandem Energy Corporation ("Tandem"). Prior to that time, we were a blank check company with no operations and no net revenues. On April 29, 2008 we acquired 100% of the stock of Maverick Engineering, Inc. ("Maverick"), a full-service engineering services company.

Set forth below are:

(A)   A discussion of the results of operations for Platinum Energy Resources, Inc. ("Platinum") for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.
(B)   A discussion of the results of operations for our oil and gas entities for the comparative periods March 31, 2009 and March 31, 2008.
(C)   Since we did not own Maverick, our engineering services business, during the three month period ended March 31, 2008, we have included a comparison of certain summarized historical information of Maverick for the three months ended March 31, 2009 with the three months ended December 31, 2008, in order to provide the reader with certain meaningful analytical data.

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

We believe that the economic climate in the domestic oil and gas industry continues to be suitable for our business model. As has been demonstrated by recent market events, oil and gas prices are typically volatile and are subject to market fluctuations. We continue to believe, however, that supply and demand fundamentals in the energy marketplace provide us with the economic incentives necessary for us to assume the risks we face in our search for oil and gas reserves. While profit margins remain currently favorable at today’s prices, we cannot guarantee that rising finding costs, production costs, and depletion expense will not affect our future success. With the recent decline in market prices of oil and natural gas and increases in these costs may have an even greater impact on our profit margins. Specifically, our revenue, cash flow from operations and future growth depend substantially on many factors, including those beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. Because of these factors, we continuously seek ways to reduce exposure to the volatility in oil and natural gas prices. Our strategy is to hedge a portion of our expected future oil and natural gas production, using a mixture of calls, puts, forward contracts and other derivative instruments, to reduce our exposure to fluctuations in commodity price. In April 2008, we entered into derivative transactions to put 360,000 barrels of oil to the counter party at the rate of 10,000 barrels per month in the period January 2010 through December 2012 at prices between $95.00 and $95.50 per barrel. The actual price of oil upon delivery over the future periods which will be determinant of the actual gain of loss to be realized by the Company cannot be predicted at this time.

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

(A) - Results of Operations - Platinum

For the three months ended March 31, 2009 as compared to the three months ended March 31, 2008

For the three months ended March 31, 2009 and 2008 , our results of operations included those of the oil and gas entities acquired on and subsequent to October 26, 2007.  For the three months ended March 31, 2008 our results contain no results for Maverick since we purchased the enginnering firm on April 29, 2008. See “Business - Growth Strategy” beginning on page 5 and Note 4 to the consolidated financial statements on page F1-14 in our Form 10K for the year ended December 31, 2008. For a comparison of results of operations relating to our oil and natural gas assets, see “Results of Operations - Oil and Gas” below.

On a consolidated basis we had a net loss of approximately $2.1 million during the first three months ending March 31, 2009 compared to a net loss of approximately $1.0 million during the comparative period ending March 31, 2008.  The higher loss during 2009 is attributable primarily to the loss generated by Maverick during the most recent quarter.  As disclosed in the previous paragraph, we did not own Maverick during the comparative 2008 period.  For further discussion regarding the losses generated by Maverick in the 2009 period, refer to our discussion of “Results of Operations-Engineering Services (Maverick) later in this section.

At the consolidated level, variances for Marketing, general and administrative expense, Cost of service revenues, and DD&A between the two comparative periods are primarily a function of the fact that we did not own Maverick during the 2008 period. Please refer to the “Results of Operations-Oil and Gas”, and “Results of Operations-Engineering Services (Maverick)” for further discussion.

With respect to our results of operations excluding our oil and natural gas assets and the engineering services business (Maverick), we had no net operating revenues during the 2009 or 2008 periods. Our general and administrative expenses other than those attributable to our oil and natural gas assets and our engineering services business for the three months ended March 31, 2009 was $619,000 as compared to approximately $690,000 for the three months ended March 31, 2008.

We also incurred unrealized losses of $337,200  for the three months ended March 31, 2009, as compared to $0 in the comparable 2008 period on the decrease in the value of certain put options on crude oil we purchased in December 2007 and January 2008 for an aggregate of $3,035,000. We have experienced great volatility in the value of these derivative instruments as a result of the fluctuation in the price of crude oil.

 (B) - Results of Operations - Oil and Gas

For the Three Months Ended March 31, 2009 as compared to the Three Months Ended March 31, 2008

Our revenues from oil and gas sales for the three months ended March 31, 2009 were $3.3 million. Oil and gas sales for the three months ended March 31, 2008 were $7.1 million. The 54% decrease in oil and gas revenues was due to a decrease in commodity prices offset partially by an increase in production on a Boe basis during the three months ended March 31, 2009. The average oil price for the three months ended March 31 2009 was $37.37 compared to $96.83 for the three months ended March 31, 2008. The average gas price for the three months ended March 31 2009 was $3.37 per Mcf compared to $8.19 for the three months ended March 31, 2008. Production on a Boe basis increased 20% from 88,239 Boe’s during the three months ended March 31, 2008 to 104,558 Boe’s during the three months ended March 31, 2009.

Oil and gas production costs in the form of lease operating expense on a Boe basis decreased 5% from $27.53 per Boe during the three months ended March 31, 2008 to $26.11 per Boe during the three months ended March 31, 2009. The decrease was due primarily to an attempt to control costs in marginally economic areas due to lower commodity prices. Other factors outside management control, such as third party service availability and the availability of adequate technical and field staff, could have an adverse effect on lease operating costs in the future.

Depletion expense for oil and gas properties decreased  $323,000, or 18%, during the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease was related to a lower carrying value of our oil and gas properties as a result of the ceiling test write down recorded as of December 31, 2008.

We also incurred unrealized gains of approximately $27,000 for the three months ended March 31, 2009 as compared to unrealized losses of approximately $1.4 million during the three months ended March 31, 2008 on the value of certain hedge contracts on crude oil and natural gas.

Supplemental Oil and Gas Information

The following information is intended to supplement the unaudited condensed consolidated financial statements included in this report with data that is not readily available from those statements.

	Three Months Ended March 31,
	2009	2008
Production
Oil (Bls)	69,930	58,707
Gas (Mcf)	207,766	177,189
Boe (Bls)	104,558	88,239

Average Prices
Oil ($/Bbl)	$37.37	$96.83
Gas ($/Mcf)	$3.37	$8.19

Average Lifting Cost
Per Boe	$26.11	$27.53

(C) - Results of Operations - Engineering Services (Maverick)

For the three months ended March 31, 2009 as compared to the three months ended December 31, 2008

Revenues for the three months ended March 31, 2009 and the three months ended December 31, 2008 were $5.5 million and $8.2 million, respectively.  Gross margin performance for these periods was 0.2% and 17.1%, respectively.  The decline in first quarter gross margin was caused by a simultaneous work slowdown in our three largest business segments (Industrial, Oil & Gas and Survey), largely as a result of project curtailments as clients adjusted to the slowdown in the U.S. economy.  In the first quarter, the Infrastructure business stream was the only business line that achieved its budgeted revenue.  First quarter gross margin was further impacted by one-time costs associated with personnel layoffs.  Engineering services reported pretax losses of $966,796 and $8,007,446 in the three months ended March 31, 2009 and the three months ended December 31, 2008 respectively, including impairment of goodwill and intangibles of $0 and $8,040,179 for these periods, respectively, associated with the intangible assets acquired.

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

The following additional events occurred or had an impact during the three months ended March 31, 2009 or may have an impact on our liquidity in future periods:

a.   On March 14, 2008, two of our oil and natural gas operating subsidiaries, Tandem Energy Corporation and PER Gulf Coast, Inc. entered into a new credit facility with the Bank of Texas, establishing a revolving line of credit with an initial borrowing base of $35 million. The revolving line of credit is secured by the oil and gas properties and will be used to facilitate the execution of our drilling and acquisition programs. The line bears interest at the bank’s base rate or LIBOR, plus a margin which varies with the ratio of the outstanding borrowings against the defined borrowing base, ranging from 1.50% to 2.25%. These oil and gas subsidiaries can choose periodically to change the interest rate base which applies to outstanding borrowings. Under the terms of revolving line of credit agreement, they must maintain certain financial ratios, must repay any amounts due in excess of the borrowing base, and may not declare any dividends or enter into any transactions resulting in a change in control, without the bank’s consent. As the parent company, we are not a co-borrower or guarantor of the line, and transfers from the oil and gas operations to us are limited to (i) $1 million per fiscal year for management fees, and (ii) the repayment of up to $2 million per fiscal year in subordinate indebtedness owed to us.

On January 9, 2009, the Company reaffirmed the borrowing base at $35 million and amended the Senior Credit Facility to change the interest rate provisions. Under the First Amendment to the loan agreement the outstanding debt bears interest at LIBOR, plus a margin which varies with the ratio of the Borrower’s outstanding borrowings against the defined borrowing base, ranging from 2.0% to 2.75 % provided the interest rate does not fall below a floor rate of 4% per annum.

Under the terms of revolving line of credit agreement, the Borrower must maintain certain financial ratios, must repay any amounts due in excess of the borrowing base, and may not declare any dividends or enter into any transactions resulting in a change in control, without the bank’s consent.
A financial covenant under the credit facility requires us to maintain a ratio of indebtedness to cash flow of no more than 3 to 1. As of December 31, 2008 and March 31, 2009 the Borrowers were not in compliance with this covenant. The bank has agreed to waive the covenant non-compliance issue subject to the payment of additional fees and other terms more fully described below.

     On June 12, 2009, the Company received a “Notice of Borrowing Base Redetermination and Notice of Event of Default” from the bank.  The bank has set the new borrowing base at $15 million, shortened the maturity date of the loan from March 14, 2012 to June 1, 2010, raised the floor interest rate from 4% to 4.5%, redefined certain covenant ratios, and requires certain fees paid to grant the waivers necessary to cure the aforementioned covenant defects.  The Company executed the Second Amendment to the loan agreement on June 25, 2009.  The Company, as the parent company, is not a co-borrower or guarantor of the line, and transfers from the Borrower to the parent company are limited to (i) $1 million per fiscal year to the parent for management fees, and (ii) the repayment of up to $2 million per fiscal year in subordinate indebtedness owed to the parent. As of March 31, 2009 the $13.0 million outstanding under the revolving line of credit was bearing interest at the bank’s base rate, which, at the time, was 4%.  As amended the Senior Credit Facility expires on June 1, 2010.

b.  On April 29, 2008, the Company completed the acquisition of Maverick, a provider of project management, engineering, procurement, and construction management services to both the public and private sectors, including the oil and gas business in which the Company is engaged.  The aggregate consideration paid in the merger was $6 million in cash and $5 million to be paid over the next 5 years pursuant to non-interest bearing cash flow notes, subject to certain escrows, holdbacks and post-closing adjustments. The cash flow notes were reduced for a working capital post closing adjustment which was determined by the Company to be $645,596. This amount may be subject to modification as may be agreed between the parties. At the time the acquisition was completed, a discount to present value in the amount of $1,320,404 was recorded and deducted from the cash flow notes as these notes are non-interest bearing for the initial 5 years of their term. In addition, the sellers agreed to satisfy and assume Maverick's bank indebtedness in the aggregate amount of $4,889,538 consisting of a $2,960,155 revolving line of credit maturing April 2008, a $1,584,375 term note due April 2011, and $345,008 oil and gas note due May 2009 (collectively referred to as the “Notes”), using a portion of the cash received by them at closing. Following the closing, the Company was indebted to the sellers for these amounts under the identical terms of the bank loan agreements. On April 30, 2008, Maverick entered into extension and modification agreements with the sellers pursuant to which sellers agreed to defer principal payments of the $1.6 million term loan for six months and extend the maturity date to April 2013. The sellers also agreed to extend the maturity date of the revolving line of credit to 2010. In addition, as of December 31, 2008, Maverick was not in compliance with the debt service coverage ratio contained in the loan agreements. On August 14, 2008, the sellers waived the Company's obligation to maintain this ratio through September 30, 2009. Accordingly, we have reclassified $2,917,403 of the Notes from long term debt to current.

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

The Company and Maverick have asserted claims in litigation against the holders of the Notes, Robert L. Kovar Services, LLC, Robert L. Kovar, individually, and others.  The litigation is in its early stages and, accordingly, the Company cannot predict the outcome of these matters

c. On August 11, 2008, we entered into an employment agreement with Lisa Meier pursuant to which Ms. Meier was appointed as chief financial officer and treasurer of the Company. Ms. Meier is a certified public accountant. Ms. Meier earned a Bachelor of Business Administration from the University of Texas at Austin and a Master of Professional Accountancy from the University of Texas at Austin in 1996. The employment agreement provided for an initial five year term, a $250,000 base annual salary, increasing by 5% annually, an annual bonus as determined by the Board or a compensation committee of the Board which, in the event the Company has positive cash flow, would be at least $50,000 a performance bonus based on certain predetermined budgeted goals.

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

On October 23, 2008, Ms. Meier, delivered to the Company a communication indicating her intention to resign her employment with the Company. On November 13, 2008, Ms. Meier delivered a subsequent communication to the Company indicating her election to remain with the Company in her current position.

 On June 10, 2009, Ms. Meier, delivered to the Company a written notice pursuant to her Employment Agreement with the Company dated as of August 11, 2008, of her intention to terminate her employment with the Company.  Ms. Meier contends that her resignation is for "Good Reason" as defined in her Employment Agreement in Section 11(c)(i) and Section 11(c)(iv).  The Company does not believe Ms. Meier has grounds to claim “Good Reason” as defined in her employment agreement.

d. The Company is obligated for minimum salaries pursuant to all executive and non-executive employment agreements as follows. This table excludes the cost of employee health benefits, payments of bonuses that are either discretionary or contingent upon performance criteria and stock based compensation arrangements.  Furthermore, the table does not reflect the terms of Ms. Meier’s employment contract since her resignation was submitted and accepted in June, 2009.  However, there can be no assurance that the Company will not be required to pay her under the terms of her employment agreement associated with her assertion of resignation for “Good Reason”:

Period Ending March 31:

2010	$342,500
2011	272,000
2012	90,000

$704,500

Capital Expenditures  - Oil and Gas Development

The reserve report prepared as of December 31, 2008 assumes that we will not spend any capital expenditures in 2009 to exploit oil and gas opportunities. Our primary focus since the beginning of the year has been to control our operating costs.   As cash flow allows, we may commence a limited drilling or workover program in order to stem the natural decline associated with our current production. The execution of any capital program is dependent on the availability of technical and field staff, product pricing, rig availability and an implementation of corporate strategy. Through March 31, 2009 we have incurred capital expenditures of approximately $760,000, primarily related to projects begun in 2008 but not completed until 2009.

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

For the three months ended March 31, 2009 and 2008 we reported net gains (losses) of $527,445 and ($2,035,923), respectively, on the change in value of our derivative contracts.

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

Recent Accounting Pronouncements

See Recent Accounting Pronouncements in Note 3 within the financial statements in Item 1 for a description of Recent Accounting Pronouncements.

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

Interest Rate Risk

At March 31, 2009 our oil and gas subsidiaries had approximately $13 million in outstanding borrowings associated with their credit facility with a major bank and our engineering services subsidiary had $4.6 million in outstanding borrowings under a revolving credit facility and term notes with the selling shareholders from whom we acquired Maverick, our engineering services business. To the extent we have debt outstanding, we will be subject to risk of interest rate changes that would impact our future results of operations and cash flows.

Price Risks

See Note 5 within the financial statements in Item 1 for a description of our price risks and price risk management activities.

Item 4T.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2009.  Based on that evaluation, the Company’s Principal executive officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2009

Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are properly recorded, processed, summarized and reported within the time periods required by the Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

OTHER INFORMATION

Item 1.   Legal Proceedings.

Platinum v. Robert L. Kovar Services, et al

On April 16, 2009, the Company received a written notice of acceleration from Robert L. Kovar Services, LLC, as the stockholder representative, claiming that the Company failed to make timely mandatory prepayments in the amount of $110,381 due under the terms of the Cash Flow Notes.  On April 29, 2009, Maverick received a notice of acceleration (the “Acceleration Letter”) with respect to the Notes governed by a Loan Agreement and related Security Agreement originally dated April 30, 2005 and April 29, 2005, respectively. The Acceleration Letter alleges that Maverick failed to comply with certain covenants under the terms of the Loan Agreement and that Maverick failed to make payments due under the Notes. The outstanding principal, accrued interest and late charges alleged to be owed by Maverick in the Acceleration Letter total $4,659,227. The Acceleration Letter also contends that interest continues to accrue at the default rate of 18% per annum. In a separate letter, dated May 1, 2009, Robert L. Kovar Services, LLC, as the stockholder representative for the sellers, purported to terminate the revolving credit facility under the Loan Agreement and demanded turnover of all collateral securing indebtedness under the Loan Agreement, including the Notes. The Company and Maverick have asserted claims in litigation against the holders of the Notes, Robert L. Kovar Services, LLC, Robert L. Kovar, individually, and others. These litigations are in its early stages and, accordingly, the Company cannot predict the outcome of these matters.

On May 3. 2009, Platinum and Maverick Engineering. Inc. filed suit against Robert L. Kovar Services. LLC (“RKS”), Robert L. Kovar (“Kovar”), Rick J. Guerra (“Guerra”), and Walker, Keeling, & Carroll. L.L.P. (“WKC”) collectively (the Defendants”) alleging, among other things, a suit for declaratory judgment asking the court to declare that Platinum and Maverick are entitled to indemnification from the former Maverick stockholders, including Guerra and Kovar, for any damages they suffer as a result of a default on any note contained in the Maverick and PermSUB Merger Agreement. In addition, Platinum and Maverick have asked the Court to declare that WKC has breached the merger agreement by not stepping down as the Merger Escrow Agent.  Platinum and Maverick have also sued to recover costs of court and attorneys’ fees. It is Platinum and Maverick’s position that the former Maverick Stockholders are obligated under the Merger Agreement to indemnify Platinum and Maverick for any damages they suffer as a result of any breach of contract by Maverick, including a default on any liability existing before the merger of Maverick and PermSUB. Moreover, by attempting to accelerate and collect on the cashflow notes and assumed bank debt discussed in the Merger Agreement, WKC has created a conflict of interest and must resign as the Merger Escrow Agent. Therefore, Platinum and Maverick intend to offset any liability they may face in defaulting on payment of the cash flow notes or the assumed bank debt via the Defendants’ indemnity obligations.  Since this litigation is in its early stages, the Company cannot predict the outcome of these matters.

Item 1A.   Risk Factors.

There have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

On June 30, 2009 the Board appointed Michael Cunningham as interim Chief Financial Officer.

Item 6.   Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

10.1	First Amendment to the Senior Credit Facility between Tandem Energy Corporation and the Bank of Texas, N.A., dated March 14, 2008.

10.2	Second Amendment to the Senior Credit Facility between Tandem Energy Corporation and the Bank of Texas, N.A., dated March 14, 2008.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive and Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLATINUM ENERGY RESOURCES, INC.

Date: July 1, 2009	By:	/s/ Al Rahmani
Al Rahmani Interim Chief Executive Officer

By:	/s/ Michael Cunningham
Michael Cunningham Interim Chief Financial Officer