Form 10-Q
period 2009-06-30
PLATINUM ENERGY RESOURCES INC
filed 2009-08-07
CIK 1329605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be posted pursuant to Rule 405 of Regulation S-T (S 232.405 of this chapter) during the preceeding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” “large accelerated filer” and “ smaller reporting company ”  in Rule 12b-2 of the Exchange Act (check one).
Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of August 5, 2009, 24,068,675 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(UNAUDITED)	*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,471,177	$3,668,092
Accounts receivable, net of $194,392 and $164,392 allowance for doubtful accounts as of June 30, 2009 and December 31, 2008, respectively
Oil and gas sales	1,862,933	1,629,931
Service	2,593,109	5,255,041
Inventory	480,593	436,477
Fair value of commodity derivatives - current	2,722,315	1,968,186
Prepaid expenses and other current assets	504,238	747,225

Total Current Assets	10,634,365	13,704,952

Property and equipment, at cost
Oil and gas properties, full cost method	205,300,801	204,372,437
Other	5,501,762	5,492,072
Less accumulated depreciation, depletion, amortization and impairment	(148,292,502)	(145,016,531)
Property and equipment, net	62,510,061	64,847,978

Other assets
Intangible assets, net	4,618,674	5,061,066
Fair value of commodity derivatives	8,764,249	18,562,702
Real estate held for development	2,700,000	2,700,000

Total Assets	$89,227,349	$104,876,698

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable
Trade	$1,268,049	$2,551,808
Oil and gas sales	892,144	1,115,114
Accrued liabilities and other	3,410,807	4,437,995
Income taxes payable	162,483	119,770
Current maturities of long-term debt, capital lease obligations and notes payable	17,150,111	13,403,731
Total Current Liabilities	22,883,594	21,628,418

Long-term debt and capital lease obligations, net of current portion	1,309,627	4,687,423
Notes payable - acquisitions	3,300,951	3,231,959
Other accrued liabilities	139,626	148,458
Asset retirement obligation	4,747,068	4,537,243
Deferred income taxes	5,640,366	10,459,000
Total Long-term Liabilities	15,137,638	23,064,083

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 1,000,000 authorized, 0 issued	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized; 24,068,675 issued and 22,070,762 outstanding in each period, respectively	2,407	2,407
Additional paid-in capital	155,100,474	155,100,474
Accumulated deficit	(88,235,300)	(79,257,220)
Treasury stock - 1,997,913 shares, at cost	(15,661,464)	(15,661,464)

Total Stockholders' Equity	51,206,117	60,184,197

Total Liabilities and Stockholders' Equity	$89,227,349	$104,876,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

* Derived from the audited financial statements for the year ended December 31, 2008

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues
Oil and gas sales	$4,465,303	$10,694,071	$7,780,004	$17,828,875
Service revenues	4,487,219	5,056,682	10,007,714	5,056,682
	8,952,522	15,750,753	17,787,718	22,885,557
Costs and expenses
Lease and other operating expense	2,203,471	2,864,605	4,933,899	5,320,911
Cost of service revenues	4,281,185	3,959,110	9,614,886	3,959,110
Marketing, general and administrative expense	2,317,738	3,768,613	4,548,459	5,500,440
Depreciation, depletion and amortization expense	1,866,365	2,577,874	3,796,309	4,641,163
Accretion of asset retirement obligations	80,834	49,319	159,547	110,988

Total costs and expenses	10,749,593	13,219,521	23,053,100	19,532,612

Operating income (loss)	(1,797,071)	2,531,232	(5,265,382)	3,352,945

OTHER INCOME (EXPENSES)
Interest income	881	35,796	4,314	140,183
Interest expense	(334,726)	(230,880)	(630,617)	(244,685)
Change in fair value of commodity derivatives	(8,405,839)	(23,093,171)	(7,878,394)	(25,129,253)
Other	122	107,657	2,553	176,927
Total other income (expense)	(8,739,562)	(23,180,598)	(8,502,144)	(25,056,828)

Income (Loss) Before Income Taxes	(10,536,633)	(20,649,366)	(13,767,526)	(21,703,883)
Provision (Benefit) For Income Taxes	3,674,709	(7,577,740)	(4,789,446)	(7,631,740)

Net Loss	$(6,861,924)	$(13,071,626)	$(8,978,080)	$(14,072,143)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	22,070,762	22,070,762	22,070,762	22,070,762
Diluted	22,070,762	22,070,762	22,070,762	22,070,762

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.31)	$(0.59)	$(0.41)	$(0.63)
Diluted	$(0.31)	$(0.59)	$(0.41)	$(0.63)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Cash Flows From Operating Activities
Net (loss)	$(8,978,080)	$(14,072,143)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization of property, plant and equipment	3,353,917	4,603,546
Accretion of asset retirement obligation and debt discount	276,716	105,306
Amortization of intangible assets/write-off of bank loan fees	442,392	37,617
Deferred income taxes	(4,818,634)	(7,558,254)
Unrealized loss on commodity derivatives	9,044,324	21,879,970
Changes in operating assets and liabilities:
Accounts receivable	2,428,930	(3,021,693)
Inventory	(44,116)	(453,479)
Prepaid expenses and other current assets	242,986	(127,334)
Accounts payable	(1,506,729)	3,021,210
Accrued liabilities and other	(1,036,020)	770,259
Income taxes payable	42,713	(172,486)
Commodity derivatives	—	(1,008,566)
Net cash provided by (used in) operating activities	(551,601)	4,003,953

Cash Flows From Investing Activities

Additions to property and equipment	(965,722)	(10,325,098)
Acquisition of other businesses - oil and gas properties	—	(7,739,139)
Acquisition of Maverick, net of cash of $ 621,518	—	(5,640,601)
Advance payment and costs, Pleasanton transaction	—	2,522,639
Net cash used in investing activities	(965,722)	(21,182,199)

Cash Flows From Financing Activities

Proceeds of revolving credit facility	1,000,000	7,797,767
Payments, long-term debt and capital leases	(679,592)	(34,422)
Net cash provided by financing activities	320,408	7,763,345

Net (Decrease)in Cash	(1,196,915)	(9,414,901)

Cash - Beginning of the Period	3,668,092	16,429,619
Cash - End of Period	$2,471,177	$7,014,718

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$432,427	$194,108
Income taxes	$70,000	$99,000
Non-Cash Investing and Financing Activities:
Issuance of notes payable - Pleasanton acquisition	$—	$550,000
Asset retirement cost and obligation	$50,278	$302,207
Acquisition of oil and gas property - Pleasanton	$—	$550,000
Issuance of Cash Flow Notes, net- Maverick transaction	$—	$3,034,000
Acquisition of Maverick	$—	$3,034,000
Adjustment of purchase price of oil and gas properties	$—	$4,640,000

Acquisition of Maverick:
Cash		$621,518
Accounts receivable		4,296,033
Other current assets		157,303
Property and equipment		1,510,052
Goodwill		5,912,611
Intangible assets		5,522,250
Accounts payable		(634,984)
Accrued expenses		(1,765,404)
Accrued payroll		(576,165)
Term notes and revolving line of credit		(5,223,086)
Capitalized lease obligations		(524,010)
Total purchase price		9,296,118
Less: cash consideration paid to sellers		(6,000,000)
Less: transaction costs		(262,118)
Non-cash consideration issued to sellers - Cash Flow Notes, net		$3,034,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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

and

(ii) Engineering and construction services primarily for three types of clients: (1) upstream oil and gas, domestic oil and gas producers and pipeline companies; (2) industrial, petrochemical and refining plants; and (3) infrastructure, private and public sectors, including state municipalities, cities, and port authorities. Maverick Engineering, Inc. ( “Maverick”) operates out of facilities headquartered in Victoria, Texas and operates primarily in Texas.

Note 2 – Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2009 and for the three and six months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited interim condensed consolidated balance sheet as of June 30, 2009, unaudited interim condensed consolidated statements of operations for the three months and six months ended June 30, 2009 and 2008, and the unaudited interim condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months and six months ended June 30, 2009 are not necessarily indicative of results to be expected for the year ending December 31, 2009 or for any future interim period. The condensed consolidated balance sheet at December 31, 2008 has been derived from audited consolidated financial statements; however, these notes to the condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.

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
June 30, 2009
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
June 30, 2009
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
June 30, 2009
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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. Management has evaluated subsequent events to determine if events or transactions occurring through August 7, 2009 (the date at which the financial statements were available to be issued), and has determined that no such events have occurred that would require adjustment to or disclosure in the financial statements.

In June 2009 the FASB issued SFAS No. 166, “Accounting for Transfers of financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 will be effective January 1, 2010. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In June 2009 the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 will be effective January 1, 2010. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168"). Statement No. 168 supersedes Statement No. 162 issued in May 2008. Statement No. 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for our quarterly reporting period ending September 30, 2009. The adoption of Statement No. 168 is not expected to materially impact the Company’s consolidated financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(UNAUDITED)

Note 4 - Oil and Gas Properties

The following table sets forth the Company’s costs incurred in oil and gas property acquisition, exploration and development activities for the six months ended June 30, 2009. (stated in thousands):

Balance at December 31, 2008	$204,372
Acquisition of properties
Proved	—
Unproved	—
Adjustment to purchase price of oil and gas properties	—
Exploration costs	3

Development costs	926

Balance at June 30, 2009	$205,301

     The following table sets forth the Company’s capitalized costs relating to oil and gas producing activities at June 30, 2009 (stated in thousands):

June 30, 2009
Proved oil and gas properties	$204,038
Unproved oil and gas properties	1,263
205,301
Accumulated depletion and impairment	(145,474)

Net capitalized costs at June 30, 2009	$59,827

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

For the three months ended June 30, 2009 and 2008, the Company included in other income (expense) realized and unrealized losses related to its derivative contracts as follows (stated in thousands):

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(UNAUDITED)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Crude oil derivative realized settlements	$328	(1,849)
Crude oil derivative change in unrealized gains (losses)	(8,734)	(21,244)
Gain (loss) on derivatives	$(8,406)	(23,093)

For the six months ended June 30, 2009 and 2008, the Company included in other income (expense) realized and unrealized losses related to its derivative contracts as follows (stated in thousands):

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Crude oil derivative realized settlements	$1,166	(2,767)
Crude oil derivative change in unrealized gains (losses)	(9,044)	(22,362)
Loss on derivatives	$(7,878)	(25,129)

Presented below is a summary of the Company’s crude oil derivative financial contracts at June 30, 2009:

Period Ended June 30,	Instrument Type	Total Volumes (MMBTU/BBL)	Contract Price	Fair Value Asset (stated in thousands)
2010	Swaps	60,000	71.00	$(55)
	Swaps	60,000	95.50	1,265
	Puts	60,000	75.00	572
	Puts	60,000	85.00	940

2011	Swaps	60,000	95.50	1,153
	Puts	60,000	75.00	606
	Puts	60,000	85.00	953
	Puts	110,000	80.00	1,439
	Swaps	60,000	95.25	1,048
2012	Swaps	60,000	95.25	978
	Puts	60,000	80.00	811
	Swaps	60,000	95.00	910
2013	Swaps	60,000	95.00	866

	Total fair value			$11,486

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
June 30, 2009
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

The following table presents information about the Company’s assets and liabilities, measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  The fair value of derivative financial instruments is determined based on counterparties’ valuation models that utilize market-corroborated inputs.

As of June 30, 2009
(in thousands)

	Level 1	Level 2	Level 3	Total
Oil and natural gas derivatives	—	$11,486	—	$11,486

The determination of the fair values above incorporates various factors required under SFAS 157. These factors include the impact of our nonperformance risk and the credit standing of the counterparties involved in the Company’s derivative contracts.

Gains and losses (realized and unrealized) included in earnings for the three and six months ended June 30, 2009 and 2008, are reported in other income (expense) on the Consolidated Statement of Operations.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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

On October 26, 2007, the first installment of 178,572 of irrevocable shares was issued to Mr. Duncan.  These shares were valued at $1,250,000 which was charged to operations during the year ended December 31, 2007.  The Company was required to issue the remaining 535,714 shares of its common stock in 2008 and 2009. The Company has not issued these shares due to a dispute between the Company and Duncan with respect to other claims that Duncan has raised (See Note 12).   $1,098,215 and $1,188,215 is included in other accrued liabilities on the balance sheets dated December 31, 2008 and June 30, 2009, respectively, related to these unissued 535,714 shares of common stock.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(UNAUDITED)

Note 8 - Long-Term Debt and Capital Lease Obligations

The following table sets forth the Company’s long-term debt position as of June 30, 2009 (stated in thousands):

Oil and gas revolving line of credit	(a)	$13,009
Notes payable - acquisitions	(b)	3,493
Revolving LOC to former shareholders – Maverick	(c)(f)	2,917
Term note to former shareholders - Maverick	(d)(f)	252
Second term note to former shareholders - Maverick	(e)(f)	1,403
Notes payable to third party – Maverick	(g)	305
Capital lease obligations		382
		$21,761
Less: Current maturities		17,150
Long-term debt		$4,611

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(UNAUDITED)

(a)    On March 14, 2008, Tandem and PER gulf Coast, Inc. (“Borrower”) which are wholly owned subsidiaries of the Company, entered into a Senior Secured Revolving Credit Facility (“Senior Credit Facility”) with Bank of Texas (The “ Bank ” ). The Senior Credit Facility provided for a revolving credit facility up to the lesser of the borrowing base and $100 million. The initial borrowing base was set at $35 million.  The facility is collateralized by substantially all of the Company’s proved oil & gas assets, including the Company's commodity derivatives.

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

A financial covenant under the credit facility requires us to maintain a ratio of indebtedness to cash flow of no more than 3 to 1. As of December 31, 2008, the Borrowers were not in compliance with this covenant. The bank has agreed to waive the covenant non-compliance issue, subject to the Company’s ratification of the amended credit facility more fully described below.

     On June 12, 2009, the Borrowers received a “Notice of Borrowing Base Redetermination and Notice of Event of Default” from the bank.  The bank has set the new borrowing base at $15 million, shortened the maturity date of the loan from March 14, 2012 to June 1, 2010, raised the floor interest rate from 4% to 4.5%, redefined certain covenant ratios, and requires certain fees paid to grant the waivers necessary to cure the aforementioned covenant defects.  The Company executed the Second Amendment to the Senior Credit Facility on June 25, 2009.  The Company, as the parent company, is not a co-borrower or guarantor of the line, and transfers from the Borrower to the parent company are limited to (i) $1 million per fiscal year to the parent for management fees, and (ii) the repayment of up to $2 million per fiscal year in subordinate indebtedness owed to the parent. As of June 30, 2009 the $13.0 million outstanding under the revolving line of credit was bearing interest at the bank’s base rate, which, at the time, was 4.5%.  As amended the Senior Credit Facility expires in June, 1 2010.  Accordingly, the Company has reclassified the full $13 million as a current liability.

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

The purchase price was subject to adjustment for any change in working capital as defined in the agreement, between October 31, 2007 and the closing date, as well as other adjustments associated with changes in indebtedness. The cash flow notes were reduced by the amount of the working capital post closing adjustment which was determined by the Company to be $645,596. This amount may be subject to modification as may be agreed between the parties. At the time the acquisition was completed, a discount to present value in the amount of $1,320,404 was recorded and deducted from the cash flow notes as these notes are non-interest bearing for the initial 5 years of their term. As a result, the net carrying value of the notes on April 29, 2008 was $3,034,000 and $3,183,783 at December 31, 2008 and 3,300,951 at June 30, 2009 after the accretion of the discount in the amount of $117,168 during the first six months of 2009.

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

In connection with the Pleasanton acquisition, the Company entered into a settlement agreement for $1,000,000 in order to secure clear title to the properties acquired, of which it paid $450,000 cash and issued a note for the balance in the amount of $550,000. The note bears interest at 12% per annum, and is subject to monthly payments beginning June 1, 2008 of an amount equal to ½ of the net proceeds from production attributable to the Company’s interest in the purchased leasehold or $30,000, whichever is greater, until the note is paid in full. As of June 30, 2009 the entire balance of $191,440 is classified as a current liability.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(UNAUDITED)

(c) $3,250,000 revolving line of credit, payable to the Maverick former shareholders in monthly interest payments at prime plus .25%, principal and unpaid interest due at maturity in September 2010. On December 31, 2008 and June 30, 2009, Maverick was not in compliance with the debt service coverage ratio required under this facility.  Maverick obtained a waiver of the obligation to maintain this ratio through September 30, 2009; and, accordingly, the Company has classified the full $2,917,403 outstanding revolving line of credit as a current liability.

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

Annual maturities of indebtedness at June 30, 2009 are as follows (stated in thousands):

For the Year Ended June 30,
2010	$16,955
2011	281
2012	281
2013	3,862
$21,379

The following is a schedule of future minimum lease payments under capitalized leases together with the present value of the net minimum lease payments at June 30, 2009 (stated in thousands):

For the Year Ended June 30,
2010	$211
2011	160
2012	116
Total minimum lease payments	487
Less: Amount representing interest	(105)
Current value of minimum lease payments	382
Less: Current maturities	(195)
$187

The effective interest rate on capitalized leases ranges from 5% - 31%.

  Note 9 –  Earnings per Share

                     Computation of Earnings per Share —The Company accounts for earnings per share in accordance with SFAS No. 128, "Earnings per Share," ("SFAS No. 128") which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the statement of operations. Basic EPS amounts are calculated using the weighted average number of common shares outstanding during each period. Diluted EPS assumes the exercise of all stock options, warrants and convertible securities having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method. When a loss from continuing operations exists, as in the periods presented, potential common shares are excluded in the computation of diluted EPS because their inclusion would result in an anti-dilutive effect on per share amounts.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(UNAUDITED)

Reconciliations between the numerators and denominators of the basic and diluted EPS computations for each period are as follows (in thousands, except per share data):

	Three Months Ended June 30,
	2009	2008
Numerator:
Net (loss) applicable to common stockholders	$(6,861,924)	$(13,071,626)

Denominator:
Denominator for basic (loss) per share — weighted-average shares outstanding	22,070,762	22,070,762
Effect of potentially dilutive common shares:
Warrants	—	—
Employee and director stock options	—	—
Denominator for diluted (loss) per share — weighted-average shares outstanding and assumed conversions	22,070,762	22,070,762

Basic earnings (loss) per share	$(0.31)	$(0.59)

Diluted earnings (loss) per share	$(0.31)	$(0.59)

	Six Months Ended June 30,
	2009	2008
Numerator:
Net (loss) applicable to common stockholders	$(8,978,080)	$(14,072,143)

Denominator:
Denominator for basic (loss) per share — weighted-average shares outstanding	22,070,762	22,070,762
Effect of potentially dilutive common shares:
Warrants	—	—
Employee and director stock options	—	—
Denominator for diluted (loss) per share — weighted-average shares outstanding and assumed conversions	22,070,762	22,070,762

Basic earnings (loss) per share	$(0.41)	$(0.63)

Diluted earnings (loss) per share	$(0.41)	$(0.63)

The Company has determined that the warrants contained in the units sold in its initial public offering would be antidilutive and thus excluded the effects of the warrants for the three and six months ending June 30, 2009 and 2008. For the Six Months Ended June 30, 2009, options to purchase 156,000 shares of common stock were not considered in calculating diluted EPS because the effect would be anti-dilutive.

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
June 30, 2009
(UNAUDITED)

At December 31, 2008, the Company had, subject to the limitation discussed below, $17.3 million of net operating loss carryforwards for U.S. purposes. These loss carryforwards will expire from 2026 through 2028 if not utilized.

In addition to any Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under SFAS Statement No. 109. Therefore, the Company has established a valuation allowance of $3.0 million in deferred tax assets at June 30, 2009 and December 31, 2008.

There are no uncertain income tax positions required to be recorded pursuant to FIN 48. The Company files income tax returns in the U.S. (federal and state jurisdictions). Tax years 2006 to 2008 remain open for all jurisdictions. The Company’s accounting policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company does not have an accrued liability for interest and penalties at June 30, 2009.

Note 11 - Segment Information

With the consummation of the Maverick acquisition, in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information , the Company considers itself to be in two lines of business - (i) as an independent oil and gas exploration and production company and (ii) as an engineering services company.

(i)
The Company sells substantially all of its crude oil production under short-term contracts based on prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate contracts, adjusted by agreed-upon increases or decreases which vary by grade of crude oil. The majority of the Company’s natural gas production is sold under short-term contracts based on pricing formulas which are generally market responsive. From time to time, the Company may also sell a portion of the gas production under short-term contracts at fixed prices. For the six months ended June 30, 2009, three customers accounted for approximately 36%, 13% and 13% of the Company’s crude oil and natural gas revenues.  The Company believes that the loss of any of its oil and gas purchasers would not have a material adverse effect on its results of operations due to the availability of other purchasers.

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

The following table presents selected financial information for the Company’s operating segments (stated in thousands):

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(UNAUDITED)

	Exploration			Consolidated
For the Three Months Ended June 30, 2009:	and Production	Engineering	Parent	Total
Revenues	$4,477	$4,475	$—	$8,952
Intersegment revenues	—	—	—	—
Total revenues	$4,477	$4,475	$—	$8,952
Income (loss) before income taxes	$(8,659)	$(798)	$(1,080)	$(10,537)
As of June 30, 2009 :
Total assets	$79,877	$8,686	$664	$89,227

	Exploration			Consolidated
For the Six Months Ended June 30, 2009:	and Production	Engineering	Parent	Total
Revenues	$7,807	$9,981	$—	$17,788
Intersegment revenues	—	—	—	—
Total revenues	$7,807	$9,981	$—	$17,788
Income (loss) before income taxes	$(10,305)	$(1,765)	$(1,698)	$(13,768)

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
June 30, 2009
(UNAUDITED)

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

On July 14, 2009, SNP Associates filed suit in the 333rd District Court of Harris County, Texas against Maverick Engineering, Inc, Platinum Energy Resources’ wholly owned subsidiary.  SNP is seeking a Declaratory Judgment, Permanent Injunction, and damages for alleged “trade name infringement.”  The suit claims that SNP has the legal right to the name “Maverick Engineering” and that SNP has suffered damages as a result of two engineering firms having the same name.  We do not believe that any of SNP’s claims have merit and we intend to vigorously defend ourselves against these claims.  However, no assurance can be given that we will prevail in this matter.

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

Set forth below are:

(A)   A discussion of the results of operations for Platinum Energy Resources, Inc. ("Platinum") for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008
(B)   A discussion of the results of operations for our oil and gas operations for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008
 (C)  We purchased Maverick Engineering on April 29, 2008.  Accordingly, since we did not own that business during the full three and six month periods ended June 30, 2008, we have included a comparison of certain summarized historical information of Maverick for the three months ended June 30, 2009 with the three months ended March 31, 2009, in order to provide the reader with certain meaningful analytical data.

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

We believe that the economic climate in the domestic oil and gas industry continues to be suitable for our business model. As has been demonstrated by recent market events, oil and gas prices are typically volatile and are subject to market fluctuations. We continue to believe, however, that supply and demand fundamentals in the energy marketplace provide us with the economic incentives necessary for us to assume the risks we face in our search for oil and gas reserves. While profit margins remain currently favorable at today’s prices, we cannot guarantee that rising finding costs, production costs, and depletion expense will not affect our future success. With the recent decline in market prices of oil and natural gas and increases in these costs may have an even greater impact on our profit margins. Specifically, our revenue, cash flow from operations and future growth depend substantially on many factors, including those beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. Because of these factors, we continuously seek ways to reduce exposure to the volatility in oil and natural gas prices. Our strategy is to hedge a portion of our expected future oil and natural gas production, using a mixture of calls, puts, forward contracts and other derivative instruments, to reduce our exposure to fluctuations in commodity price. In April 2008, we entered into derivative transactions to put 360,000 barrels of oil to the counter party at the rate of 10,000 barrels per month in the period January 2010 through December 2012 at prices between $95.00 and $95.50 per barrel. The actual price of oil upon delivery over the future periods will be determinant of the actual gain of loss to be realized by the Company cannot be predicted at this time.

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

(A) - Results of Operations - Platinum

For the three months ended June 30, 2009 as compared to the three months ended June 30, 2008

For the three months ended June 30, 2009 and 2008 , our results of operations included those of the oil and gas entities acquired on and subsequent to October 26, 2007.  For the three months ended June 30, 2008 our results contain limited results for Maverick since we purchased the engineering firm on April 29, 2008. See “Business - Growth Strategy” beginning on page 5 and Note 4 to the consolidated financial statements on page F1-14 in our Form 10K for the year ended December 31, 2008.  For a comparison of results of operations relating to our oil and natural gas assets, see “Results of Operations - Oil and Gas” below.

On a consolidated basis we had a net loss of approximately $6.9 million during the three months ending June 30, 2009 compared to a net loss of approximately $13.1 million during the comparative period ending June 30, 2008.  The primary component in the losses during both periods was related to the change in the fair value of our commodity hedge positions during the periods reported.  For further discussion regarding the losses generated by the changes in fair value, refer to our discussion of “Results of Operations - Oil and Gas” later in this section.

At the consolidated level, variances for Marketing, general and administrative expense, Cost of service revenues, and DD&A between the two comparative periods are primarily a function of the fact that we did not own Maverick for a majority of the period. Please refer to the “Results of Operations-Oil and Gas”, and “Results of Operations-Engineering Services (Maverick)” for further discussion.

With respect to our results of operations excluding our oil and natural gas assets and the engineering services business (Maverick), we had no net operating revenues during the 2009 or 2008 periods. Our general and administrative expenses other than those attributable to our oil and natural gas assets and our engineering services business for the three months ended June 30, 2009 was $989,000 as compared to approximately $694,000 for the three months ended June 30, 2008.  The increase was due primarily to an increase in legal and accounting costs related to the internal investigation, and to the increase in legal fees associated with ongoing litigation.

We also incurred unrealized losses of $3.6 million for the three months ended June 30, 2009, as compared to losses of $1.6 million in the comparable 2008 period on the decrease in the value of certain put options on crude oil we purchased in December 2007 and January 2008 for an aggregate of $3,035,000. We have experienced great volatility in the value of these derivative instruments as a result of the fluctuation in the price of crude oil.

For the six months ended June 30, 2009 as compared to the six months ended June 30, 2008

For the six months ended June 30, 2009 and 2008, our results of operations included those of the oil and gas entities acquired on and subsequent to October 26, 2007.  For the six months ended June 30, 2008 our results contain partial results for Maverick since we purchased the engineering firm on April 29, 2008. See “Business - Growth Strategy” beginning on page 5 and Note 4 to the consolidated financial statements on page F1-14 in our Form 10K for the year ended December 31, 2008. For a comparison of results of operations relating to our oil and natural gas assets, see “Results of Operations - Oil and Gas” below.

On a consolidated basis we had a net loss of approximately $9.0 million during the first six months ending June 30, 2009 compared to a net loss of approximately $14.1 million during the comparative period ending June 30, 2008.  The primary component in the losses during both periods was related to the change in the fair value of our commodity hedge positions during the periods reported.  For further discussion regarding the losses generated by the changes in fair value, refer to our discussion of “Results of Operations - Oil and Gas” later in this section.

At the consolidated level, variances for Marketing, general and administrative expense, Cost of service revenues, and DD&A between the two comparative periods are primarily a function of the fact that we did not own Maverick during most of the 2008 period. Please refer to the “Results of Operations-Oil and Gas”, and “Results of Operations-Engineering Services (Maverick)” for further discussion.

With respect to our results of operations excluding our oil and natural gas assets and the engineering services business (Maverick), we had no net operating revenues during the 2009 or 2008 periods. Our general and administrative expenses other than those attributable to our oil and natural gas assets and our engineering services business for the six months ended June 30, 2009 was $1.6 million as compared to approximately $1.4 million for the six months ended June 30, 2008.  The increase was due primarily to an increase in legal and accounting costs related to the internal investigation, and to the increase in legal fees associated with ongoing litigation.

We also incurred unrealized losses of $3.9 million for the six months ended June 30, 2009, as compared to $1.6 million in the comparable 2008 period on the decrease in the value of certain put options on crude oil we purchased in December 2007 and January 2008 for an aggregate of $3,035,000. We have experienced great volatility in the value of these derivative instruments as a result of the fluctuation in the price of crude oil.

  (B) - Results of Operations - Oil and Gas

For the Three Months Ended June 30, 2009 as compared to the Three Months Ended June 30, 2008

Our revenues from oil and gas sales for the three months ended June 30, 2009 were $4.5 million. Oil and gas sales for the three months ended June 30, 2008 were $10.7 million. The 58% decrease in oil and gas revenues was due to a decrease in commodity prices offset partially by a slight increase in production on a Boe basis during the three months ended June 30, 2009. The average oil price for the three months ended June 30, 2009 was $55.51 compared to $122.22 for the three months ended June 30, 2008. The average gas price for the three months ended June 30, 2009 was $2.95 per Mcf compared to $11.11 for the three months ended June 30, 2008. Production on a Boe basis increased 2%  from 100,831 Boe’s during the three months ended June 30, 2008 to 103,265 Boe’s during the three months ended June 30, 2009.

Oil and gas production costs in the form of lease operating expense on a Boe basis decreased 25% from $28.68 per Boe during the three months ended June 30, 2008 to $21.43 per Boe during the three months ended June 30, 2009. The decrease was due primarily to an attempt to control costs in marginally economic areas due to lower commodity prices.  The lower commodity prices also resulted in lower production taxes, another component of lease operating expense.   Other factors outside management control, such as third party service availability and the availability of adequate technical and field staff, could have an adverse effect on lease operating costs in the future.

Depletion expense for oil and gas properties decreased 34% or approximately $667,000, during the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The decrease was related to a lower carrying value of our oil and gas properties as a result of the ceiling test write down recorded as of December 31, 2008.

We also incurred unrealized losses of approximately $4.8 million for the three months ended June 30, 2009 as compared to unrealized losses of approximately $21.5 million during the three months ended June 30, 2008 on the value of certain hedge contracts on crude oil and natural gas.  As actual commodity prices increase, the estimated future realized value decreases against the prices at which the hedges were purchased.

 For the Six Months Ended June 30, 2009 as compared to the Six Months Ended June 30, 2008

Our revenues from oil and gas sales for the six months ended June 30, 2009 were $7.8 million. Oil and gas sales for the six months ended June 30, 2008 were $17.8 million. The 56% decrease in oil and gas revenues was due to a decrease in commodity prices offset partially by an increase in production on a Boe basis during the six months ended June 30, 2009. The average oil price for the six months ended June 30, 2009 was $46.43 compared to $110.77 for the six months ended June 30, 2008. The average gas price for the six months ended June 30, 2009 was $3.16 per Mcf compared to $9.64 for the six months ended June 30, 2008. Production on a Boe basis increased 10% from 189,069 Boe’s during the six months ended June 30, 2008 to 207,822 Boe’s during the six months ended June 30, 2009.

Oil and gas production costs in the form of lease operating expense on a Boe basis decreased 15% from $28.14 per Boe during the six months ended June 30, 2008 to $23.79 per Boe during the six months ended June 30, 2009. The decrease was due primarily to an attempt to control costs in marginally economic areas due to lower commodity prices. The lower commodity prices also resulted in lower production taxes, another component of lease operating expense.  Other factors outside management control, such as third party service availability and the availability of adequate technical and field staff, could have an adverse effect on lease operating costs in the future.

Depletion expense for oil and gas properties decreased $1.2 million, or 29%, during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decrease was related to a lower carrying value of our oil and gas properties as a result of the ceiling test write down recorded as of December 31, 2008.

We also incurred unrealized losses of approximately $3.9 million for the six months ended June 30, 2009 as compared to unrealized losses of approximately $23.5 million during the six months ended June 30, 2008 on the value of certain hedge contracts on crude oil and natural gas.

Supplemental Oil and Gas Information

The following information is intended to supplement the unaudited condensed consolidated financial statements included in this report with data that is not readily available from those statements.

	Three Months Ended June 30,
	2009	2008
Production
Oil (Bls)	69,769	71,508
Gas (Mcf)	200,973	175,936
Boe (Bls)	103,265	100,831

Average Prices
Oil ($/Bbl)	$55.51	$122.22
Gas ($/Mcf)	$2.95	$11.11

Average Lifting Cost
Per Boe	$21.43	$28.68

	Six Months Ended June 30,
	2009	2008
Production
Oil (Bls)	139,699	130,215
Gas (Mcf)	408,739	353,125
Boe (Bls)	207,822	189,069

Average Prices
Oil ($/Bbl)	$46.43	$110.77
Gas ($/Mcf)	$3.16	$9.64

Average Lifting Cost
Per Boe	$23.79	$28.14

(C) - Results of Operations - Engineering Services (Maverick)

For the three months ended June 30, 2009 as compared to the three months ended March 31, 2009

Revenues for the three months ended June 30, 2009 and the three months ended March 31, 2009 were $4.5 million and $5.4 million, respectively. Gross margin performance for these periods was 4.4% and 1.8%, respectively. The improvement in second quarter gross margin is attributable to adjustments in staffing levels and elimination of non-billable positions as a result of the current economic slowdown.  These staffing level adjustments led to improved personnel utilization in the second quarter. In addition, second quarter gross margin was positively impacted by an improved business mix, as the oil and gas, infrastructure and survey businesses contributed a higher proportion of second quarter revenues.  Engineering services reported pretax losses of $798,520 and $1,056,053 in the three months ended June 30, 2009 and the three months ended March 31, 2009 respectively.

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

The following additional events occurred or had an impact during the six months ended June 30, 2009 or may have an impact on our liquidity in future periods:

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
A financial covenant under the credit facility requires us to maintain a ratio of indebtedness to cash flow of no more than 3 to 1. Although, as of June 30, 2009, we were in compliance of all bank covenants, as of December 31, 2008 we were not in compliance regarding the indebtedness to income ratio. The bank agreed to waive the covenant non-compliance issue subject to the payment of additional fees and other terms more fully described below.

     On June 12, 2009, the Company received a “Notice of Borrowing Base Redetermination and Notice of Event of Default” from the bank.  The bank set the new borrowing base at $15 million, shortened the maturity date of the loan from March 14, 2012 to June 1, 2010, raised the floor interest rate from 4% to 4.5%, redefined certain covenant ratios, and required certain fees paid to grant the waivers necessary to cure the aforementioned covenant defect.  The Company executed the Second Amendment to the loan agreement on June 25, 2009.  The Company, as the parent company, is not a co-borrower or guarantor of the line, and transfers from the Borrower to the parent company are limited to (i) $1 million per fiscal year to the parent for management fees, and (ii) the repayment of up to $2 million per fiscal year in subordinate indebtedness owed to the parent. As of June 30, 2009 the $13.0 million outstanding under the revolving line of credit was bearing interest at the bank’s base rate, which, at the time, was 4.5%.  As amended the Senior Credit Facility expires on June 1, 2010.  Accordingly, we have reclassified the entire $13 million as a current liability.

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

Ms. Meier agreed that during the term of her employment with us and for an 18 month period thereafter, she would not compete with the Company nor solicit our employees. If Ms. Meier breaches any of these obligations, she would forfeit her right to any severance payments and benefits to which she otherwise would be entitled.

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

Period Ending June 30,

2010	$342,500
2011	231,000
2012	45,000

$618,500

Capital Expenditures   - Oil and Gas Development

The reserve report prepared as of December 31, 2008 assumes that we will not spend any capital expenditures in 2009 to exploit oil and gas opportunities. Our primary focus since the beginning of the year has been to control our operating costs.   As cash flow allows, we may commence a limited drilling or workover program in order to stem the natural decline associated with our current production. The execution of any capital program is dependent on the availability of technical and field staff, product pricing, rig availability and an implementation of corporate strategy. Through June 30, 2009 we have incurred capital expenditures of approximately $878,000, primarily related to projects begun in 2008 but not completed until 2009.

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

For the three months ended June 30, 2009 and 2008 we reported net losses of $8.4 million and 23.1 million , respectively, on the change in value of our derivative contracts.  For the six months ended June 30, 2009 and 2008 we reported net losses of $7.9 million and $25.1 million respectively, on the change in value of our derivative contracts.

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

Interest Rate Risk

At June 30, 2009 our oil and gas subsidiaries had approximately $13 million in outstanding borrowings associated with their credit facility with a major bank and our engineering services subsidiary had $4.6 million in outstanding borrowings under a revolving credit facility and term notes with the selling shareholders from whom we acquired Maverick, our engineering services business. To the extent we have debt outstanding, we will be subject to risk of interest rate changes that would impact our future results of operations and cash flows.

Price Risks

See Note 5 within the financial statements in Item 1 for a description of our price risks and price risk management activities.

Item 4T.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including the Company ’ s principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of June 30, 2009.  Based on that evaluation, the Company’s Principal executive officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2009

Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are properly recorded, processed, summarized and reported within the time periods required by the Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

On July 14, 2009, SNP Associates filed suit in the 333rd District Court of Harris County, Texas against Maverick Engineering, Inc, Platinum Energy Resources’ wholly owned subsidiary.  SNP is seeking a Declaratory Judgment, Permanent Injunction, and damages for alleged “trade name infringement.”  The suit claims that SNP has the legal right to the name “Maverick Engineering” and that SNP has suffered damages as a result of two engineering firms having the same name.  We do not believe that any of SNP’s claims have merit and we intend to vigorously defend ourselves against these claims.  However, no assurance can be given that we will prevail in this matter.

Item 1A.     Risk Factors.

There have been no material changes to the risk factors set forth in the Company ’ s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

On July 22, 2009, William Blain delivered to the Board of Platinum Energy Resources, Inc. (the “Company”) a written notice of his intent to resign from his position on the Board of Directors of the Company effective July 22, 2009.

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

PLATINUM ENERGY RESOURCES, INC.

Date: August 7, 2009	By:	/s/ Al Rahmani
Al Rahmani Interim Chief Executive Officer

By:	/s/ Michael Cunningham
Michael Cunningham Interim Chief Financial Officer