Form 10-Q
period 2009-09-30
PLATINUM ENERGY RESOURCES INC
filed 2009-11-12
CIK 1329605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 000-51553

PLATINUM ENERGY RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	14-1928384
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

11490 Westheimer Road, Suite 1000	77077
Houston, Texas	(Zip Code)
(Address of principal executive offices)

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

As of November 11, 2009, 22,070,762 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
Table of Contents

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(UNAUDITED)	*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,284,435	$3,668,092
Accounts receivable, net of $209,392 and $164,392 allowance for doubtful accounts as of September 30, 2009 and December 31, 2008, respectively
Oil and gas sales	1,967,962	1,629,931
Service	3,357,988	5,255,041
Inventory	410,791	436,477
Fair value of commodity derivatives - current	4,346,453	1,968,186
Prepaid expenses and other current assets	497,680	747,225

Total Current Assets	12,865,309	13,704,952

Property and equipment, at cost
Oil and gas properties, full cost method	205,846,115	204,372,437
Other	5,531,069	5,492,072
Less accumulated depreciation, depletion, amortization and impairment	(149,754,966)	(145,016,531)
Property and equipment, net	61,622,218	64,847,978

Other assets
Intangible assets, net	4,397,628	5,061,066
Fair value of commodity derivatives	7,998,398	18,562,702
Real estate held for development	2,700,000	2,700,000

Total Assets	$89,583,553	$104,876,698

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable
Trade	$1,283,900	$2,551,808
Oil and gas sales	980,397	1,115,114
Accrued liabilities and other	3,704,533	4,437,995
Income taxes payable	186,880	119,770
Current maturities of long-term debt, capital lease obligations and notes payable	16,902,640	13,403,731
Total Current Liabilities	23,058,350	21,628,418

Long-term debt and capital lease obligations, net of current portion	1,142,561	4,687,423
Notes payable - acquisitions	3,361,143	3,231,959
Other accrued liabilities	119,735	148,458
Asset retirement obligation	4,817,625	4,537,243
Deferred income taxes	5,715,055	10,459,000
Total Liabilities	38,214,469	44,692,501

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 1,000,000 authorized, 0 issued	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized; 24,068,675 issued and 22,070,762 outstanding in each period, respectively	2,407	2,407
Additional paid-in capital	155,139,130	155,100,474
Accumulated deficit	(88,110,989)	(79,257,220)
Treasury stock - 1,997,913 shares, at cost	(15,661,464)	(15,661,464)

Total Stockholders' Equity	51,369,084	60,184,197

Total Liabilities and Stockholders' Equity	$89,583,553	$104,876,698

 * Derived from the audited financial statements for the year ended December 31, 2008

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues
Oil and gas sales	$4,703,985	$10,907,763	$12,483,989	$28,736,638
Service revenues	4,766,841	6,219,904	14,774,555	11,276,586
	9,470,826	17,127,667	27,258,544	40,013,224
Costs and expenses
Lease and other operating expense	2,159,876	4,169,678	7,093,775	9,490,589
Cost of service revenues	4,149,891	7,042,055	13,764,777	11,001,165
Marketing, general and administrative expense	1,788,802	1,625,540	6,337,261	7,125,980
Depreciation, depletion and amortization expense	1,683,510	3,118,105	5,479,819	7,759,268
Accretion of asset retirement obligations	80,475	74,296	240,022	185,284

Total costs and expenses	9,862,554	16,029,674	32,915,654	35,562,286

Operating income (loss)	(391,728)	1,097,993	(5,657,110)	4,450,938

OTHER INCOME (EXPENSES)
Interest income	4,201	32,194	8,515	172,377
Interest expense	(353,231)	(276,163)	(983,848)	(520,848)
Change in fair value of commodity derivatives	950,947	17,884,342	(6,927,447)	(7,244,911)
Other	3,208	(176,598)	5,761	329
Total other income (expense)	605,125	17,463,775	(7,897,019)	(7,593,053)

Income (Loss) Before Income Taxes	213,397	18,561,768	(13,554,129)	(3,142,115)
Provision (Benefit) For Income Taxes	89,086	6,523,502	(4,700,360)	(1,108,238)

Net Income (Loss)	$124,311	$12,038,266	$(8,853,769)	$(2,033,877)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	22,070,762	22,070,762	22,070,762	22,070,762
Diluted	22,070,762	22,070,762	22,070,762	22,070,762

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.01	$0.55	$(0.40)	$(0.09)
Diluted	$0.01	$0.55	$(0.40)	$(0.09)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30,2008

Cash Flows From Operating Activities
Net loss	$(8,853,769)	$(2,033,877)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	45,000	—
Depreciation, depletion and amortization of property, plant and equipment	4,816,381	7,759,268
Accretion of asset retirement obligation and debt discount	417,383	278,051
Amortization of intangible assets/write-off of bank loan fees	663,438	—
Stock based compensation	38,656	856,515
Deferred income taxes	(4,743,945)	(1,058,254)
Unrealized change in fair value of commodity derivatives	8,186,037	2,521,928
Changes in operating assets and liabilities:
Accounts receivable	1,514,022	(1,410,614)
Inventory	25,686	(453,480)
Prepaid expenses and other current assets	249,544	(397,003)
Accounts payable	(1,402,625)	2,236,220
Accrued liabilities and other	(762,185)	(199,316)
Income taxes payable	67,110	(188,727)
Commodity derivatives	—	(1,008,566)
Net cash provided by operating activities	260,733	6,902,145

Cash Flows From Investing Activities

Additions to property and equipment	(1,550,261)	(16,757,657)
Acquisition of other businesses - oil and gas properties	—	(7,939,139)
Acquisition of Maverick, net of cash of $ 621,518	—	(5,640,601)
Advance payment and costs, Pleasanton transaction	—	2,522,639
Net cash used in investing activities	(1,550,261)	(27,814,758)

Cash Flows From Financing Activities

Proceeds of revolving credit facility	1,000,000	9,225,090
Payments, long-term debt and capital leases	(1,094,129)	(180,029)
Net cash (used in) provided by financing activities	(94,129)	9,045,061

Net Decrease in Cash	(1,383,657)	(11,867,552)

Cash - Beginning of the Period	3,668,092	16,429,619
Cash - End of Period	$2,284,435	$4,562,067

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$752,272	$239,391
Income taxes	$70,000	$99,000
Non-Cash Investing and Financing Activities:
Issuance of notes payable - Pleasanton acquisition	$—	$550,000
Asset retirement cost and obligation	$40,269	$302,207
Acquisition of oil and gas property - Pleasanton	$—	$550,000
Issuance of Cash Flow Notes, net- Maverick transaction	$—	$3,034,000
Acquisition of Maverick	$—	$3,034,000
Adjustment of purchase price of oil and gas properties	$—	$4,640,000

Acquisition of Maverick:
Cash		$621,518
Accounts receivable		4,296,033
Other current assets		157,303
Property and equipment		1,510,052
Goodwill		5,912,611
Intangible assets		5,522,250
Accounts payable		(634,984)
Accrued expenses		(1,765,404)
Accrued payroll		(576,165)
Term notes and revolving line of credit		(5,223,086)
Capitalized lease obligations		(524,010)
Total purchase price		9,296,118
Less: cash consideration paid to sellers		(6,000,000)
Less: transaction costs		(262,118)
Non-cash consideration issued to sellers - Cash Flow Notes, net		$3,034,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

and

(ii) Engineering and construction services primarily for three types of clients: (1) upstream oil and gas, domestic oil and gas producers and pipeline companies; (2) industrial, petrochemical and refining plants; and (3) infrastructure, private and public sectors, including state municipalities, cities, and port authorities. Maverick Engineering, Inc. (“Maverick”) operates out of facilities headquartered in Victoria, Texas and operates primarily in Texas.

Note 2 – Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2009 and for the three and nine months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited interim condensed consolidated balance sheet as of September 30, 2009, unaudited interim condensed consolidated statements of operations for the three months and nine months ended September 30, 2009 and 2008, and the unaudited interim condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months and nine months ended September 30, 2009 are not necessarily indicative of results to be expected for the year ending December 31, 2009 or for any future interim period. The condensed consolidated balance sheet at December 31, 2008 has been derived from audited consolidated financial statements; however, these notes to the condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)

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

 Derivative Financial Investments

From time to time, the Company may utilize derivative instruments, consisting of puts, calls, swaps, and price collars, to attempt to reduce its exposure to changes in commodity prices. The Company accounts for its derivatives in accordance with the Accounting Standards Codification Topic 815 “Derivatives and Hedging” (ASC 815), (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”).  ASC 815 requires that all derivative instruments be recognized as assets or liabilities in the balance sheet, measured at fair value. The accounting for changes in the fair value of a derivative depends on both the intended purpose and the formal designation of the derivative. Designation is established at the inception of a derivative, but subsequent changes to the designation are permitted. The Company has elected not to designate any of its derivative financial contracts as accounting hedges and, accordingly, has accounted for these derivative financial contracts using mark-to-market accounting. Changes in fair value of derivative instruments which are not designated as cash flow hedges are recorded in other income (expense) as changes in fair value of commodity derivatives.

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

Recent Accounting Guidance

In July 2009, the FASB issued new accounting guidance under the Accounting Standards Codification (ASC) Topic 105 (ASC 105), (formerly, Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles”). Under this guidance, the ASC became the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC will become non-authoritative.   This Statement is effective for interim and annual periods ending after September 15, 2009. Other than the manner in which new accounting guidance is referenced, the adoption of this guidance did not materially impact the Company’s condensed consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)

On January 1, 2009, the Company adopted new accounting guidance under ASC Topic 805 (ASC 805) on business combinations, (formerly SFAS No. 141 (R), “Business Combinations” which replaced SFAS No. 141“Business Combinations”).  ASC 805 retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. ASC 805 requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, ASC 805 requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption of ASC 805 did not have a material impact on the Company’s condensed consolidated financial statements. The provisions of ASC 805 will be applied at such time when measurement of a business acquisition is required.

On January 1, 2009, the Company adopted new accounting guidance under ASC Topic 820 (ASC 820) on fair value measurements (formerly SFAS No. 157, “Fair Value Measurements”),  as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the consolidated financial statements on at least an annual basis. ASC 820 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of ASC 820 apply to other topics that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of ASC 820, as it relates to nonfinancial assets and nonfinancial liabilities had no impact on the Company’s condensed consolidated financial statements. The provisions of ASC 820 will be applied at such time as a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of ASC 820.

On January 1, 2009, the Company adopted new accounting guidance under ASC Topic 810 (ASC 810) on consolidation (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”).   ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This topic defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. ASC 810 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The presentation and disclosure requirements of ASC 810 were applied retrospectively. The adoption of ASC 810 had no impact on the Company’s condensed consolidated financial statements.

On January 1, 2009, the Company adopted new accounting guidance under ASC Topic 815 (ASC 815) on derivatives and hedging (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under ASC 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of ASC 815 had no impact on the Company’s condensed consolidated financial statements.

On January 1, 2009, the Company adopted new accounting guidance under ASC Topic 350-35 (ASC 350-35) on intangibles (formerly FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”).  ASC 350-35  identifies the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset on goodwill and other intangibles in order to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The adoption of ASC 350-35 had no impact on the Company’s condensed consolidated financial statements.

On January 1, 2009, the Company adopted new accounting guidance under ASC Topic 260 (ASC 260) on earnings per share which established that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)

On January 1, 2009 the Company adopted new accounting guidance under ASC Topic 815 (ASC 815) on derivatives and hedging which provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument, or embedded feature, is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuations. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In May, 2009 the Company adopted new accounting guidance under ASC Topic 855 (ASC 855) on subsequent events, (formerly, SFAS No. 165, “Subsequent Events”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 was effective for interim or annual periods ending after June 15, 2009. Management has evaluated subsequent events to determine if events or transactions occurring through November 11, 2009 (the date at which the financial statements were available to be issued), and has determined that no such events have occurred that would require adjustment to or disclosure in the financial statements.

In June 2009 the FASB issued SFAS No. 166, “Accounting for Transfers of financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 will be effective January 1, 2010. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial position and results of operations. This standard has not yet been integrated into the Accounting Standards Codification.

In June 2009 the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 will be effective January 1, 2010. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial position and results of operations.  This standard has not yet been integrated into the Accounting Standards Codification.

In August 2009, FASB issued Accounting Standards Update 2009-05 which includes amendments to Subtopic 820-10, Fair Value Measurements and Disclosures—Overall. The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this Update clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and  also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

     PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)

In December 2008, the SEC issued the final rule,  "Modernization of Oil and Gas Reporting ," which adopts revisions to the SEC's oil and natural gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009. Early adoption of the new rules is prohibited. The new rules are intended to provide investors with a more meaningful and comprehensive understanding of oil and natural gas reserves to help investors evaluate their investments in oil and natural gas companies. The new rules are also designed to modernize the oil and natural gas disclosure requirements to align them with current practices and changes in technology. The new rules include changes to the pricing used to estimate reserves, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves and permitting disclosure of probable and possible reserves. The Company is currently evaluating the potential impact of these rules. The SEC is discussing the rules with the FASB staff to align FASB accounting standards with the new SEC rules. These discussions may delay the required compliance date. Absent any change in the effective date, the Company will begin complying with the disclosure requirements in our annual report on Form 10-K for the year ending December 31, 2009. On October 30, 2009, the SEC issued Staff Accounting Bulletin No. 113 which revised or rescinds portions of the interpretive guidance included in the section of the Staff Accounting Bulletin Series titled “Topic 12: Oil and Gas Producing Activities” (Topic 12) and revised a technical reference in “Topic 3: Senior Securites” (Topic 3).  This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations.  The principal changes involve revision or removal of material due to recent SEC rulemaking. The Company is currently evaluating the effects of the new rules regarding the “Modernization of Oil and Gas Reporting” on its financial statements.

Note 4 - Oil and Gas Properties

The following table sets forth the Company’s costs incurred in oil and gas property acquisition, exploration and development activities for the nine months ended September 30, 2009. (stated in thousands):

Balance at December 31, 2008	$204,372
Acquisition of properties
Proved	—
Unproved	—
Adjustment to purchase price of oil and gas properties	—
Exploration costs	16

Development costs	1,458

Balance at September 30, 2009	$205,846

    The following table sets forth the Company’s capitalized costs relating to oil and gas producing activities at September 30, 2009 (stated in thousands):

September 30, 2009
Proved oil and gas properties	$204,583
Unproved oil and gas properties	1,263
205,846
Accumulated depletion and impairment	(146,758)

Net capitalized costs at September 30, 2009	$59,088

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)

Note 5 – Derivative Financial Instruments

The Company engages in price risk management activities from time to time.  The Company utilizes derivative instruments, consisting of swaps, floors and collars, to attempt to reduce its exposure to changes in commodity prices. The Company accounts for its derivatives in accordance with ASC  815, “Derivatives and Hedging”.  The Company has elected not to designate any of its derivative financial contracts as accounting hedges and, accordingly, account for these derivative financial contracts using mark-to-market accounting. Changes in fair value of derivative instruments which are not designated as cash flow hedges are recorded in other income (expense) as changes in fair value of derivatives. The obligations under the derivatives contracts are collateralized by the same assets that collateralize the Senior Credit Facility, and the contracts are cross-defaulted to the Senior Credit Facility.  Substantially all of the derivative financial instruments are collateral for the Senior Credit Facility.

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

For the three months ended September 30, 2009 and 2008, the Company included in other income (expense) realized and unrealized losses related to its derivative contracts as follows (stated in thousands):

	Three Months Ended September 30,
	2009	2008
Crude oil derivative realized settlements	$93	(2,243)
Crude oil derivative change in unrealized gains (losses)	858	20,127
Gain (loss) on derivatives	$951	17,884

For the nine months ended September 30, 2009 and 2008, the Company included in other income (expense) realized and unrealized losses related to its derivative contracts as follows (stated in thousands):

	Nine Months Ended September 30,
	2009	2008
Crude oil derivative realized settlements	$1,259	(5,009)
Crude oil derivative change in unrealized gains (losses)	(8,186)	(2,236)
Loss on derivatives	$(6,927)	(7,245)

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)

Presented below is a summary of the Company’s crude oil derivative financial contracts at September 30, 2009:

Period Ended September 30,	Instrument Type	Total Volumes (bBbl)	Contract Price	Fair Value (stated in thousands)
2010	Swaps	30,000	71.00	$(2)
	Swaps	90,000	95.50	1,951
	Puts	90,000	75.00	914
	Puts	90,000	85.00	1,483
2011	Swaps	30,000	95.50	585
	Puts	30,000	75.00	348
	Puts	30,000	85.00	519
	Puts	140,000	80.00	2,062
	Swaps	90,000	95.25	1,631
2012	Swaps	30,000	95.25	514
	Puts	30,000	80.00	459
	Swaps	90,000	95.00	1,433
2013	Swaps	30,000	95.00	448

	Total fair value			$12,345

Note 6 – Fair Value Measurements

The Company adopted ASC 820 “Fair Value Measurements and Disclosures”, (formerly SFAS No. 157, “Fair Value Measurements”).  As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In determining the fair value of its derivative contracts the Company evaluates its counterparty and third party service provider valuations and adjusts for credit risk when appropriate, ASC 820 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)

As required by ASC 820, assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents information about the Company’s assets and liabilities, measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  The fair value of derivative financial instruments is determined based on counterparties’ valuation models that utilize market-corroborated inputs.

As of September 30, 2009
(in thousands)

	Level 1	Level 2	Level 3	Total
Oil and natural gas derivatives	—	$12,345	—	$12,345

The determination of the fair values above incorporates various factors required under ASC 820. These factors include the impact of our nonperformance risk and the credit standing of the counterparties involved in the Company’s derivative contracts.

Gains and losses (realized and unrealized) included in earnings for the three and nine months ended September 30, 2009 and 2008, are reported in other income (expense) on the Consolidated Statement of Operations.

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

Note 7 – Commitments and Contingencies

Consulting Agreement

Effective with the Tandem acquisition on October 26, 2007, the Company entered into a consulting agreement with Mr. Lance Duncan, for consulting services, including investigation and evaluation of possible future acquisitions for the Company. Under the terms of the consulting agreement, the Company agreed to issue to Mr. Duncan a total of 714,286 shares of the Company’s restricted common stock as consideration over the period of service. These shares are fixed in number (except for stock splits or other recapitalizations). These shares were to be issued in semi-annual installments over the eighteen month term of the agreement beginning with the closing of the Tandem acquisition.

On October 26, 2007, the first installment of 178,572 of irrevocable shares was issued to Mr. Duncan.  These shares were valued at $1,250,000 which was charged to operations during the year ended December 31, 2007.  The Company was required to issue the remaining 535,714 shares of its common stock in 2008 and 2009. The Company has not issued these shares due to a dispute between the Company and Duncan with respect to other claims that Duncan has raised (See Note 12).   $1,098,215 and $1,188,215 is included in other accrued liabilities on the balance sheets dated December 31, 2008 and September 30, 2009, respectively, related to these unissued 535,714 shares of common stock.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)

Note 8 - Long-Term Debt and Capital Lease Obligations

The following table sets forth the Company’s long-term debt position as of September 30, 2009 (stated in thousands):

Oil and gas revolving line of credit	(a)	$13,009
Notes payable - acquisitions	(b)	3,498
Revolving LOC to former shareholders – Maverick	(c)(f)	2,917
Term note to former shareholders - Maverick	(d)(f)	252
Second term note to former shareholders - Maverick	(e)(f)	1,403
Capital lease obligations		328
		$21,407
Less: Current maturities		16,903
Long-term debt		$4,504

(a)    On March 14, 2008, Tandem and PER gulf Coast, Inc. (“Borrower”) which are wholly owned subsidiaries of the Company, entered into a Senior Secured Revolving Credit Facility (“Senior Credit Facility”) with Bank of Texas (The “Bank ” ). The Senior Credit Facility provided for a revolving credit facility up to the lesser of the borrowing base and $100 million. The initial borrowing base was set at $35 million.  The facility is collateralized by substantially all of the Company’s proved oil & gas assets, including the Company's commodity derivatives.

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

A financial covenant under the credit facility requires us to maintain a ratio of indebtedness to cash flow of no more than 3 to 1. As of December 31, 2008, the Borrowers were not in compliance with this covenant. The bank agreed to waive the covenant non-compliance issue, subject to the Company’s ratification of the amended credit facility more fully described below.

     On June 12, 2009, the Borrowers received a “Notice of Borrowing Base Redetermination and Notice of Event of Default” from the bank.  The bank set the new borrowing base at $15 million, shortened the maturity date of the loan from March 14, 2012 to June 1, 2010, raised the floor interest rate from 4% to 4.5%, redefined certain covenant ratios, and requires certain fees paid to grant the waivers necessary to cure the aforementioned covenant defects.  The Company executed the Second Amendment to the Senior Credit Facility on June 25, 2009.  The Company, as the parent company, is not a co-borrower or guarantor of the line, and transfers from the Borrower to the parent company are limited to (i) $1 million per fiscal year to the parent for management fees, and (ii) the repayment of up to $2 million per fiscal year in subordinate indebtedness owed to the parent. As of September 30, 2009 the $13.0 million outstanding under the revolving line of credit was bearing interest at the bank’s base rate, which, at the time, was 4.5%.  As amended, the Senior Credit Facility expires in June 1, 2010.  Accordingly, the Company has classified the full $13 million as a current liability.

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)

The purchase price was subject to adjustment for any change in working capital as defined in the agreement, between October 31, 2007 and the closing date, as well as other adjustments associated with changes in indebtedness. The cash flow notes were reduced by the amount of the working capital post closing adjustment which was determined by the Company to be $645,596. This amount may be subject to modification as may be agreed between the parties. At the time the acquisition was completed, a discount to present value in the amount of $1,320,404 was recorded and deducted from the cash flow notes as these notes are non-interest bearing for the initial 5 years of their term. As a result, the net carrying value of the notes on April 29, 2008 was $3,034,000 and $3,183,783 at December 31, 2008 and $3,361,143 at September 30, 2009 after the accretion of the discount in the amount of $177,360 during the first nine months of 2009.

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

In connection with the Pleasanton acquisition, the Company entered into a settlement agreement for $1,000,000 in order to secure clear title to the properties acquired, of which it paid $450,000 cash and issued a note for the balance in the amount of $550,000. The note bears interest at 12% per annum, and is subject to monthly payments beginning June 1, 2008 of an amount equal to ½ of the net proceeds from production attributable to the Company’s interest in the purchased leasehold or $30,000, whichever is greater, until the note is paid in full. As of September 30, 2009 the unpaid balance of $134,705 is classified as a current liability.

(c) $3,250,000 revolving line of credit, payable to the Maverick former shareholders in monthly interest payments at prime plus 0.25%, principal and unpaid interest due at maturity in September 2010. On December 31, 2008 and June 30, 2009, Maverick was not in compliance with the debt service coverage ratio required under this facility.  Maverick obtained a waiver of the obligation to maintain this ratio through September 30, 2009; and, accordingly, the Company has classified the full $2,917,403 outstanding revolving line of credit as a current liability.

(d)  Term note, payable to the Maverick former shareholders in monthly principal and interest payments of $10,280 with interest at prime plus .75%, unpaid principal and interest due at maturity in May 2009.  Due to the ongoing litigation related to Maverick, this note was not paid on the due date.  For more information see Note 12 Litigation.

(e) Second term note, payable to the Maverick former shareholders in monthly interest payments at prime plus 0.50% beginning in April 2008 and beginning in October 2008, principal payments of $23,390 plus interest until maturity in April 2013.

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)

Annual maturities of indebtedness at September 30, 2009 are as follows (stated in thousands):

For the Twelve Months Ended September 30,
2010	$16,903
2011	281
2012	281
2013	3,942
$21,407

The following is a schedule of future minimum lease payments under capitalized leases together with the present value of the net minimum lease payments at September 30, 2009 (stated in thousands):

For the Twelve Months Ended September 30,
2010	$194
2011	143
2012	64
Total minimum lease payments	401
Less: Amount representing interest	(73)
Current value of minimum lease payments	328
Less: Current maturities	(169)
$159

The effective interest rate on capitalized leases ranges from 1% - 27%.

  Note 9 –  Earnings per Share

                     Computation of Earnings per Share —The Company accounts for earnings per share in accordance with ASC 260 “Earnings Per Share”, (formerly SFAS No. 128, "Earnings per Share"), which establishes the requirements for presenting earnings per share ("EPS"). ASC 260 requires the presentation of "basic" and "diluted" EPS on the face of the statement of operations. Basic EPS amounts are calculated using the weighted average number of common shares outstanding during each period. Diluted EPS assumes the exercise of all stock options, warrants and convertible securities having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method. When a loss from continuing operations exists, as in the periods presented, potential common shares are excluded in the computation of diluted EPS because their inclusion would result in an anti-dilutive effect on per share amounts.

Reconciliations between the numerators and denominators of the basic and diluted EPS computations for each period are as follows (in thousands, except per share data):

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)

	Three Months Ended Sept. 30,
	2009	2008
Numerator:
Net income applicable to common stockholders	$124,311	$12,038,266

Denominator:
Denominator for basic net income per share — weighted-average shares outstanding	22,070,762	22,070,762
Effect of potentially dilutive common shares:
Warrants	—	—
Employee and director stock options	—	—
Denominator for diluted net income per share — weighted-average shares outstanding and assumed conversions	22,070,762	22,070,762

Basic net income per share	$0.01	$0.55

Diluted net income per share	$0.01	$0.55

	Nine Months Ended Sept. 30,
	2009	2008
Numerator:
Net (loss) applicable to common stockholders	$(8,853,769)	$(2,033,877)

Denominator:
Denominator for basic (loss) per share — weighted-average shares outstanding	22,070,762	22,070,762
Effect of potentially dilutive common shares:
Warrants	—	—
Employee and director stock options	—	—
Denominator for diluted (loss) per share — weighted-average shares outstanding and assumed conversions	22,070,762	22,070,762

Basic (loss) per share	$(0.40)	$(0.09)

Diluted (loss) per share	$(0.40)	$(0.09)

The Company has determined that the warrants contained in the units sold in its initial public offering would be antidilutive and thus excluded the effects of the warrants for the three and nine months ending September 30, 2009 and 2008. On October 23, 2009 the warrants expired by their own terms.  None of the original warrants were exercised.  For the nine months and three months ended September 30, 2009 and 2008, options to purchase 156,000 and 110,000 shares of common stock, respectively, were not considered in calculating diluted EPS because the effect would be anti-dilutive.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)

Note 10 – Income Taxes

The Company utilizes an asset liability approach to determine the extent of any deferred income taxes, as described in ASC Topic 740 “Income Taxes” (ASC 740), (formerly, SFAS No. 109, “Accounting for Income Taxes.”)  This method gives consideration to the future tax consequences associated with differences between financial statement and tax bases of assets and liabilities.

At December 31, 2008, the Company had, subject to the limitation discussed below, $17.3 million of net operating loss carryforwards for U.S. purposes. These loss carryforwards will expire from 2026 through 2028 if not utilized.

In addition to any Section 382 limitations, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under ASC 740. Therefore, the Company has established a valuation allowance of $3.0 million on its deferred tax assets at September 30, 2009 and December 31, 2008.

There are no uncertain income tax positions required to be recorded pursuant to ASC 740. The Company files income tax returns in the U.S. (federal and state jurisdictions). Tax years 2006 to 2008 remain open for all jurisdictions. The Company’s accounting policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company does not have an accrued liability for interest and penalties at September 30, 2009.

Note 11 - Segment Information

With the consummation of the Maverick acquisition, in accordance with ASC Topic 280 “Segment Reporting”(ASC 280), (formerly, SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”), the Company considers itself to be in two lines of business - (i) as an independent oil and gas exploration and production company and (ii) as an engineering services company.

(i)
The Company sells substantially all of its crude oil production under short-term contracts based on prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate contracts, adjusted by agreed-upon increases or decreases which vary by grade of crude oil. The majority of the Company’s natural gas production is sold under short-term contracts based on pricing formulas which are generally market responsive. From time to time, the Company may also sell a portion of the gas production under short-term contracts at fixed prices. For the nine months ended September 30, 2009, three customers accounted for approximately 39%, 15% and 12% of the Company’s crude oil and natural gas revenues.  The Company believes that the loss of any of its oil and gas purchasers would not have a material adverse effect on its results of operations due to the availability of other purchasers.

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)

The following table presents selected financial information for the Company’s operating segments (stated in thousands):

	Exploration			Consolidated
For the Three Months Ended September 30, 2009:	and Production	Engineering	Corporate	Total
Revenues	$4,714	$4,756	$—	$9,471
Intersegment revenues	—	—	—	—
Total revenues	$4,714	$4,756	$—	$9,471
Income (loss) before income taxes	$730	$(240)	$(277)	$213
As of September 30, 2009 :
Total assets	$80,750	$8,801	$33	$89,584

	Exploration			Consolidated
For the Nine Months Ended September 30, 2009:	and Production	Engineering	Corporate	Total
Revenues	$12,521	$14,738	$—	$27,259
Intersegment revenues	—	—	—	—
Total revenues	$12,521	$14,738	$—	$27,259
Income (loss) before income taxes	$(9,574)	$(2,045)	$(1,975)	$(13,554)

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

On November 11, 2008, Mr. Miles Hyman, a former employee of KD Resources, LLC, filed a claim against KD Resources, LLC and Platinum Energy stating that he was discharged from KD Resources, LLC in retaliation for informing a supervisor that an accounting employee had a prior conviction for fraud and embezzlement, which he claims to be in violation of the Sarbanes-Oxley Act of 2002, Section 806, Protection for Employees of Publicly Traded Companies Who Provide Evidence of Fraud.  In December, 2008, the Department of Labor (“DOL”) dismissed the complaint as not being timely filed.  On or about January 8, 2009, Mr. Hyman appealed the ruling of the DOL. On January 16, 2009, the DOL filed an Order to Show Cause whereby Mr. Hyman must show why his case should not have been dismissed. Mr. Hyman had 30 days to respond to the Order to Show Cause.  On February 14, 2009, Mr. Hyman filed his response to the Order to Show Cause stating that he failed to file within the required time because he was engaged in negotiations with the Respondents.  On March 18, 2009, the Department of Labor dismissed Mr. Hyman’s claim for failure to file within the 90-day filing period.   Mr. Hyman has filed a Petition for Review of the Decision and Order Dismissing Complaint issued March 18, 2009.  A Notice of the Appeal was filed April 10, 2009 which was granted.  Mr. Hyman filed his initial brief and the Company filed its brief.  It is The Company's intention to argue that Mr. Hyman was never an employee of Platinum Energy Resources or any of its subsidiaries; as such we are not liable for any issues between Mr. Hyman and his employer, KD Resources.  It is the Company's further contention that the only reason Platinum Energy is listed in this action is because it is a public company and Mr. Hyman needs a public company in order to obtain his status under the Sarbanes-Oxley Act.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)

On December 3, 2008, Mr. Robert Kovar, the Company’s  Chief Operating Officer, delivered his letter of resignation, effective on December 3, 2008, and filed a lawsuit against us in the district court of Victoria County, Texas claiming that he had Good Reason (as defined in his Employment Agreement) to terminate his employment.  In the lawsuit Mr. Kovar is seeking declaratory relief and claims he is entitled to a severance payment under his Employment Agreement, accelerated vesting of his stock options and accelerated payment of the cash flow note issued to him in connection with the purchase by the Company of Maverick Engineering, Inc. in April 2008.   It is the Company’s contention that Mr. Kovar resigned his position without good reason and is therefore, not entitled to severance or accelerated vesting of options.  It is the Company’s  additional conviction that the Cash Flow Note has been cancelled and that Platinum Energy in no longer obligated to make any payments thereunder, pursuant to the terms of Mr. Kovar’s employment agreement. The Company believes that Mr. Kovar did not have Good Reason to resign and that the lawsuit has no merit.  The Company intends to vigorously defend itself in this action.

On December 3, 2008, Mr. Lance Duncan filed suit against Platinum Energy Resources, Inc.  Mr. Duncan is seeking compensation for 515,713 shares of Platinum stock, $13,857 for use of his private plane, and consummation of an agreement to purchase a drilling rig for the sum of $2,478,000.  On December 21, 2008, Platinum filed a general denial. A Scheduling Order has been accepted by opposing counsel and approved by the Judge assigned to this matter.  The Company believes that Mr. Duncan’s claims are without merit and the Company intends to vigorously defend itself against these claims.

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

On May 3, 2009, Platinum and Maverick Engineering. Inc. filed suit against Robert L. Kovar Services, LLC (“RKS”), Robert L. Kovar (“Kovar”), Rick J. Guerra (“Guerra”), and Walker, Keeling, & Carroll. L.L.P. (“WKC”) collectively (the Defendants”) alleging, among other things, a suit for declaratory judgment asking the court to declare that Platinum and Maverick are entitled to indemnification from the former Maverick stockholders, including Guerra and Kovar, for any damages they suffer as a result of a default on any note contained in the Maverick and Perm SUB Merger Agreement. In addition, Platinum and Maverick have asked the Court to declare that WKC has breached the merger agreement by not stepping down as the Merger Escrow Agent.  Platinum and Maverick have also sued to recover costs of court and attorneys’ fees. It is Platinum and Maverick’s position that the former Maverick Stockholders are obligated under the Merger Agreement to indemnify Platinum and Maverick for any damages they suffer as a result of any breach of contract by Maverick, including a default on any liability existing before the merger of Maverick and Perm SUB. Moreover, by attempting to accelerate and collect on the cash flow notes and assumed bank debt discussed in the Merger Agreement, WKC has created a conflict of interest and must resign as the Merger Escrow Agent. Therefore, Platinum and Maverick intend to offset any liability they may face in defaulting on payment of the cash flow notes or the assumed bank debt via the Defendants’ indemnity obligations.  Since this litigation is in its early stages, the Company cannot predict the outcome of these matters.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)

In October, 2009, Platinum and Maverick Engineering filed a Second Amended Petition with the following Causes of Action against the Defendants:  Kovar fraudulently induced Platinum to enter into the Merger Agreement; Common-Law Fraud; Statutory Fraud; Breach of Fiduciary Duty; Tortious Interference with Merger Agreement; Civil Conspiracy; and Breach of Contract.   As this case is still in the discovery phase of litigation, at this time, it is impossible for the Company to provide an informed assessment of the likelihood of a favorable or unfavorable outcome in this case.

On July 14, 2009, SNP Associates filed suit in the 333 rd District Court of Harris County, Texas against Maverick Engineering, Inc, Platinum Energy Resources’ wholly owned subsidiary.  SNP is seeking a Declaratory Judgment, Permanent Injunction, and damages for alleged “trade name infringement.”  The suit claims that SNP has the legal right to the name “Maverick Engineering” and that SNP has suffered damages as a result of two engineering firms having the same name.  The Company does not believe that any of SNP’s claims have merit and the Company intends to vigorously defend itself against these claims.  However, no assurance can be given that the Company will prevail in this matter.

On October 14, 2009, Maverick Engineering filed suit in Harris County against CITGO Refining & Chemical Company, LP for Breach of Contract.  According to the Petition, Maverick provided engineering services to CITGO and CITGO has refused to pay for those services.  Maverick is suing for $357,538 plus damages, costs, attorney fees, interest, and other relief.  While Maverick has performed all terms, conditions, and covenants required under its contract with CITGO, it is too early in this litigation to be able to predict the outcome.

On October 20, 2009, Lisa Meier filed suit for breach of her employment contract.  According to the Petition, Ms. Meier resigned for “good cause” and she is seeking severance pay.  On June 10, 2009, Ms. Meier delivered to the Board of Directors of Platinum Energy Resources, her second notice of intent to resign for “Good Reason.” Ms. Meier’s first notice was submitted on October 23, 2008, less than three months after entering into her employment agreement, and subsequently withdrawn.  The Board of Directors accepted Ms. Meier’s resignation, but stated that “good reason” did not exist.  This matter is currently is the early phase of litigation.  The Company believes that Ms. Meier’s claims are without merit and the Company intends to vigorously defend itself against these claims. However, no assurance can be given that we will prevail in this matter.

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

Set forth below are:

(A)   A discussion of the results of operations for Platinum Energy Resources, Inc. ("Platinum") for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008
(B)   A discussion of the results of operations for our oil and gas operations for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008
 (C)  We purchased Maverick Engineering on April 29, 2008.  Accordingly, since we did not own that business during the full nine month period ended September 30, 2008, we have included a comparison of certain summarized historical information of Maverick for the three months ended September 30, 2009 compared with the three months ended June 30, 2009 in order to provide relevant information.  No comparison is presented for the comparable nine month periods ending September 30, 2009 and 2008, because of the lack of relevance.

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

We believe that the economic climate in the domestic oil and gas industry continues to be suitable for our business model. As has been demonstrated by recent market events, oil and gas prices are typically volatile and are subject to market fluctuations. We continue to believe, however, that supply and demand fundamentals in the energy marketplace provide us with the economic incentives necessary for us to assume the risks we face in our search for oil and gas reserves. While profit margins remain currently favorable at today’s prices, we cannot guarantee that rising finding costs, production costs, and depletion expense will not affect our future success. With the recent decline in market prices of oil and natural gas and increases in these costs may have an even greater impact on our profit margins. Specifically, our revenue, cash flow from operations and future growth depend substantially on many factors, including those beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. Because of these factors, we continuously seek ways to reduce exposure to the volatility in oil and natural gas prices. Our strategy is to hedge a portion of our expected future oil and natural gas production, using a mixture of calls, puts, forward contracts and other derivative instruments, to reduce our exposure to fluctuations in commodity price. In April 2008, we entered into derivative transactions to put 360,000 barrels of oil to the counter party at the rate of 10,000 barrels per month in the period January 2010 through December 2012 at prices between $95.00 and $95.50 per barrel. The actual price of oil upon delivery over the future periods will be determinant of the actual gain of loss to be realized by the Company and cannot be predicted at this time.

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

(A) - Results of Operations – Platinum

For the three months ended September 30, 2009 as compared to the three months ended September 30, 2008

On a consolidated basis we had net income of approximately $0.1 million during the three months ending September 30, 2009 compared to net income of approximately $12.0 million during the comparative period ending September 30, 2008.  The primary components of the change in net income between the two periods was related to the change in the fair value of our commodity hedge positions during the periods reported and to the change in commodity pricing.  For further discussion regarding the income generated by the changes in fair value and commodity pricing, refer to our discussion of “Results of Operations - Oil and Gas” later in this section.

With respect to our results of operations excluding our oil and natural gas assets and the engineering services business (Maverick), we had no net operating revenues during the 2009 or 2008 periods. Our general and administrative expenses other than those attributable to our oil and natural gas assets and our engineering services business for the three months ended September 30, 2009 was $277,000 as compared to approximately $841,000 for the three months ended September 30, 2008.  The decrease was due primarily to a decrease in legal and accounting costs related to our filing of the S-1 in 2008 for the registration of the shares issued in conjunction with the TEC purchase.

We also incurred unrealized gains of $465,000 for the three months ended September 30, 2009, as compared to gains of $1.7 million in the comparable 2008 period on the increase in the value of certain put options on crude oil we purchased in December 2007 and January 2008 for an aggregate of $3,035,000. We have experienced great volatility in the value of these derivative instruments as a result of the fluctuation in the price of crude oil.

For the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008

On a consolidated basis we had a net loss of approximately $8.9 million during the first nine months ending September 30, 2009 compared to a net loss of approximately $2.0 million during the comparative period ending September 30, 2008.  The primary components of the change in net income between the two periods was related to the change in the fair value of our commodity hedge positions during the periods reported and to the change in commodity pricing.  For further discussion regarding the losses generated by the changes in fair value, refer to our discussion of “Results of Operations - Oil and Gas” later in this section.

With respect to our results of operations excluding our oil and natural gas assets and the engineering services business (Maverick), we had no net operating revenues during the 2009 or 2008 periods. Our general and administrative expenses other than those attributable to our oil and natural gas assets and our engineering services business for the nine months ending September 30, 2009 was $2.0 million as compared to approximately $3.1 million for the nine months ending September 30, 2008.  The higher expense during the 2008 period was due primarily to an increase in legal and accounting costs related to our filing of the S-1 in 2008 for the registration of the shares issued in conjunction with the TEC purchase.

We also incurred unrealized losses of $3.5 million for the nine months ending September 30, 2009, as compared to a gain of $142,000 in the comparable 2008 period related to the change in the value of certain put options on crude oil we purchased in December 2007 and January 2008 for an aggregate of $3,035,000. We have experienced great volatility in the value of these derivative instruments as a result of the fluctuation in the price of crude oil.

  (B) - Results of Operations - Oil and Gas

For the Three Months Ended September 30, 2009 as compared to the Three Months Ended September 30, 2008

Our revenues from oil and gas sales for the three months ended September 30, 2009 were $4.7 million. Oil and gas sales for the three months ended September 30, 2008 were $10.9 million. The 57% decrease in oil and gas revenues was due to a decrease in commodity prices combined with a decrease in production on a Boe basis during the three months ended September 30, 2009. The average oil price for the three months ended September 30, 2009 was $65.07 compared to $115.40 for the three months ended September 30, 2008. The average gas price for the three months ended September 30, 2009 was $3.54 per Mcf compared to $9.53 for the three months ended September 30, 2008.  Production on a Boe basis decreased 19% from 115,038 Boe’s during the three months ended September 30, 2008 to 93,014 Boe’s during the three months ended September 30, 2009.  Commodity prices are affected by factors beyond our control.  National and global demand and supply issues are the primary components affecting the price of oil and gas we receive as a company.  The decline in production between the periods is primarily related to the normal decline we expect to see assuming no continuous drilling program.

Oil and gas production costs in the form of lease operating expense on a Boe basis decreased 36% from $36.25 per Boe during the three months ended September 30, 2008 to $23.22 per Boe during the three months ended September 30, 2009. The decrease was due primarily to an attempt to control costs in marginally economic areas due to lower commodity prices.  The lower commodity prices also resulted in lower production taxes, another component of lease operating expense.   Other factors outside management control, such as third party service availability and the availability of adequate technical and field staff, could have an adverse effect on lease operating costs in the future.

Depletion expense for oil and gas properties decreased 52% or approximately $1.4 million, during the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The decrease was related to a lower carrying value of our oil and gas properties as a result of the ceiling test write down recorded as of December 31, 2008 and to the 19% decrease in production between the comparative periods.

We also incurred a gain of approximately $951 thousand for the three months ended September 30, 2009 as compared to a gain of approximately $17.9 million during the three months ended September 30, 2008 on the value of certain hedge contracts on crude oil and natural gas.  As actual commodity prices increase, the estimated future realized value decreases against the prices at which the hedges were purchased.

  For the Nine Months Ended September 30, 2009 as compared to the Nine Months Ended September 30, 2008

Our revenues from oil and gas sales for the nine months ended September 30, 2009 were $12.5 million. Oil and gas sales for the nine months ended September 30, 2008 were $28.7 million. The 57% decrease in oil and gas revenues was essentially due to a decrease in average commodity prices.  The average oil price for the nine months ended September 30, 2009 was $52.17 compared to $112.44 for the nine months ended September 30, 2008. The average gas price for the nine months ended September 30, 2009 was $3.28 per Mcf compared to $9.60 for the nine months ended September 30, 2008. Production on a Boe basis decreased 1% from 304,107 Boe’s during the nine months ended September 30, 2008 to 300,836 Boe’s during the nine months ended September 30, 2009.

Oil and gas production costs in the form of lease operating expense on a Boe basis decreased 24% from $31.21 per Boe during the nine months ended September 30, 2008 to $23.58 per Boe during the nine months ended September 30, 2009. The decrease was due primarily to an attempt to control costs in marginally economic areas due to lower commodity prices. The lower commodity prices also resulted in lower production taxes, another component of lease operating expense.  Other factors outside management control, such as third party service availability and the availability of adequate technical and field staff, could have an adverse effect on lease operating costs in the future.

      Depletion expense for oil and gas properties decreased $2.7 million, or 37%, during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease was related to a lower carrying value of our oil and gas properties as a result of the ceiling test write down recorded as of December 31, 2008.

We also incurred losses of approximately $6.9 million for the nine months ended September 30, 2009 as compared to losses of approximately $7.2 million during the nine months ended September 30, 2008 on the value of certain hedge contracts on crude oil and natural gas.

Supplemental Oil and Gas Information

The following information is intended to supplement the unaudited condensed consolidated financial statements included in this report with data that is not readily available from those statements.

	Three Months Ended September 30,
	2009	2008
Production
Oil (Bls)	62,201	73,554
Gas (Mcf)	184,878	248,904
Boe (Bls)	93,014	115,038

Average Prices
Oil ($/Bbl)	$65.07	$115.40
Gas ($/Mcf)	$3.54	$9.53

Average Lifting Cost
Per Boe	$23.22	$36.25

	Nine Months Ended September 30,
	2009	2008
Production
Oil (Bls)	201,900	203,769
Gas (Mcf)	593,617	602,029
Boe (Bls)	300,836	304,107

Average Prices
Oil ($/Bbl)	$52.17	$112.44
Gas ($/Mcf)	$3.28	$9.60

Average Lifting Cost
Per Boe	$23.58	$31.21

(C) - Results of Operations - Engineering Services (Maverick)

For the three months ended September 30, 2009 as compared to the three months ended June 30, 2009

Revenues for the three months ended September 30, 2009 and the three months ended June 30, 2009 were $4.8 million and $4.5 million, respectively. Gross margin performance for these periods was 12.6% and 4.4%, respectively. The improvement in third quarter gross margin is attributable to elimination of non-billable positions, resulting in improved personnel utilization.  Third quarter gross margin also benefited from an increase in total revenue volume, while fixed costs remained flat, and by the replacement of certain lower margin Industrial business with higher margin work for new clients.  Engineering services reported pretax losses of $239,973 and $798,520 in the three months ended September 30, 2009 and the three months ended June 30, 2009 respectively.

Liquidity and Capital Resources

In connection with our initial public offering consummated on October 28, 2005, we sold (i) 14,400,000 units to the public, with each unit consisting of one share of our common stock, $0.0001 per share, and one warrant expiring October 23, 2009 to purchase one share of common stock at an exercise price of $6.00 per share and (ii) to the representatives of the underwriters a five year option to purchase up to a total of 720,000 units in the aggregate at a per unit price of $10.00. The units issuable upon exercise of this option are identical to those offered in the public offering except that the warrants included in the option have an exercise price of $7.50. The underwriters’ unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash. On October 23, 2009 the warrants expired by their own terms.  None of the original warrants were exercised.

The following additional events occurred or had an impact during the nine months ended September 30, 2009 or may have an impact on our liquidity in future periods:

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

A financial covenant under the credit facility requires us to maintain a ratio of indebtedness to cash flow of no more than 3 to 1. Although, as of September 30, 2009, we were in compliance of all bank covenants, as of December 31, 2008 we were not in compliance regarding the indebtedness to income ratio. The bank agreed to waive the covenant non-compliance issue subject to the payment of additional fees and other terms more fully described below.

     On June 12, 2009, the Company received a “Notice of Borrowing Base Redetermination and Notice of Event of Default” from the bank.  The bank set the new borrowing base at $15 million, shortened the maturity date of the loan from March 14, 2012 to June 1, 2010, raised the floor interest rate from 4% to 4.5%, redefined certain covenant ratios, and required certain fees paid to grant the waivers necessary to cure the aforementioned covenant defect.  The Company executed the Second Amendment to the loan agreement on June 25, 2009.  The Company, as the parent company, is not a co-borrower or guarantor of the line, and transfers from the Borrower to the parent company are limited to (i) $1 million per fiscal year to the parent for management fees, and (ii) the repayment of up to $2 million per fiscal year in subordinate indebtedness owed to the parent. As of September 30, 2009 the $13.0 million outstanding under the revolving line of credit was bearing interest at the bank’s base rate, which, at the time, was 4.5%.  As amended the Senior Credit Facility expires on June 1, 2010.  Accordingly, we have reclassified the entire $13 million as a current liability.

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

On October 20, 2009, Lisa Meier filed suit for breach of her employment contract.  According to the Petition, Ms. Meier resigned for “good cause” and she is seeking severance pay.  On June 10, 2009, Ms. Meier delivered to the Board of Directors of Platinum energy Resources, her second notice of intent to resign for “Good Reason.” Ms. Meier’s first notice was submitted on October 23, 2008, less than three months after entering into her employment agreement, and subsequently withdrawn.  The Board of Directors accepted Ms. Meier’s resignation, but stated that “good reason” did not exist.  This matter is currently is the early phase of litigation.  We believe that Ms. Meier’s claims are without merit and we intend to vigorously defend ourselves against these claims. However, no assurance can be given that we will prevail in this matter.

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

Period Ending September 30,

2010	$342,500
2012	190,000

$532,500

Capital Expenditures   - Oil and Gas Development

The reserve report prepared as of December 31, 2008 assumes that we will not spend any capital expenditures in 2009 to exploit oil and gas opportunities. Our primary focus since the beginning of the year has been to control our operating costs.   As cash flow allows, we may commence a limited drilling or workover program in order to stem the natural decline associated with our current production. The execution of any capital program is dependent on the availability of technical and field staff, product pricing, rig availability and an implementation of corporate strategy. Through September 30, 2009 we have incurred capital expenditures of approximately $1.4 million, primarily related to  projects begun in 2008 but not completed until 2009.  Additionally, we drilled one successful well in our Ball/Bird field in Palo Pinto County, Texas.

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

Hedging Activities

From time to time, we utilize derivative instruments, consisting of swaps, floors and collars, to attempt to reduce our exposure to changes in commodity prices and interest rates. We account for our derivatives in accordance with ASC 815 “Derivatives and Hedging”, (formerly SFAS No. 133,” Accounting for Derivative Instruments and Hedging Activities”, as amended).  ASC 815requires that all derivative instruments be recognized as assets or liabilities in the balance sheet, measured at fair value. The accounting for changes in the fair value of a derivative depends on both the intended purpose and the formal designation of the derivative. Designation is established at the inception of a derivative, but subsequent changes to the designation are permitted. We have elected not to designate any of our derivative financial contracts as accounting hedges and, accordingly, account for these derivative financial contracts using mark-to-market accounting. Changes in fair value of derivative instruments which are not designated as cash flow hedges are recorded in other income (expense) as changes in fair value of derivatives. Hedging is a strategy that can help a company to mitigate the volatility of oil and gas prices by limiting its losses if oil and gas prices decline; however, this strategy may also limit the potential gains that a company could realize if oil and gas prices increase.

For the three months ended September 30, 2009 and 2008 we reported net gains of $858,000 thousand and $17.9 million , respectively, on the change in value of our derivative contracts.  For the nine months ended September 30, 2009 and 2008 we reported net losses of $8.2 million and $7.2 million respectively, on the change in value of our derivative contracts.

Asset Retirement Obligation

We follow the provisions of ASC  Topic 410 “Asset Retirement and Environmental Obligations”( ASC 410), (formerly, SFAS No. 143, “Accounting for Asset Retirement Obligations”). ASC 410 requires us to recognize a liability for the present value of all legal obligations associated with the retirement of tangible, long-lived assets and capitalize an equal amount as a cost of the asset. The cost of the abandonment obligations, less estimated salvage values, is included in the computation of depreciation, depletion and amortization.

Recent Accounting Guidance

See Recent Accounting Guidance in Note 3 within the financial statements in Item 1 for a description of Recent Accounting Pronouncements.

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

Interest Rate Risk

At September 30, 2009 our oil and gas subsidiaries had approximately $13 million in outstanding borrowings associated with their credit facility with a major bank and our engineering services subsidiary had $4.6 million in outstanding borrowings under a revolving credit facility and term notes with the selling shareholders from whom we acquired Maverick, our engineering services business. To the extent we have debt outstanding, we will be subject to risk of interest rate changes that would impact our future results of operations and cash flows.

Price Risks

See Note 5 within the financial statements in Item 1 for a description of our price risks and price risk management activities.

Item 4T.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including the Company ’ s principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of September 30, 2009.  Based on that evaluation, the Company’s Principal executive officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2009

Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are properly recorded, processed, summarized and reported within the time periods required by the Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.

Changes in Internal Control Over Financial Reporting

On September 15, 2009, Michael Cunningham stepped down as Platinum’s Interim Chief Financial Officer and was succeeded by Steven Chaloupka as the Chief Financial Officer. On October 15, 2009, Mr. Chaloupka resigned as the Company’s Chief Financial Officer.  No reason was given by Mr. Chaloupka for the resignation.  Otherwise, there were no changes in internal control over financial reporting that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

On November 11, 2008, Mr. Miles Hyman, a former employee of KD Resources, LLC, filed a claim against KD Resources, LLC and Platinum Energy stating that he was discharged from KD Resources, LLC in retaliation for informing a supervisor that an accounting employee had a prior conviction for fraud and embezzlement, which he claims to be in violation of the Sarbanes-Oxley Act of 2002, Section 806, Protection for Employees of Publicly Traded Companies Who Provide Evidence of Fraud.  In December, 2008, the Department of Labor (“DOL”) dismissed the complaint as not being timely filed.  On or about January 8, 2009, Mr. Hyman appealed the ruling of the DOL. On January 16, 2009, the DOL filed an Order to Show Cause whereby Mr. Hyman must show why his case should not have been dismissed. Mr. Hyman had 30 days to respond to the Order to Show Cause.  On February 14, 2009, Mr. Hyman filed his response to the Order to Show Cause stating that he failed to file within the required time because he was engaged in negotiations with the Respondents.  On March 18, 2009, the Department of Labor dismissed Mr. Hyman’s claim for failure to file within the 90-day filing period.   Mr. Hyman has filed a Petition for Review of the Decision and Order Dismissing Complaint issued March 18, 2009.  A Notice of the Appeal was filed April 10, 2009 which was granted.  Mr. Hyman filed his initial brief and the Company filed its brief.  It is The Company's intention to argue that Mr. Hyman was never an employee of Platinum Energy Resources or any of its subsidiaries; as such we are not liable for any issues between Mr. Hyman and his employer, KD Resources, LLC.  It is the Company's further contention that the only reason Platinum Energy is listed in this action is because it is a public company and Mr. Hyman needs a public company in order to obtain his status under the Sarbanes-Oxley Act.

On December 3, 2008, Mr. Robert Kovar, our Chief Operating Officer, delivered his letter of resignation, effective on December 3, 2008, and filed a lawsuit against us in the district court of Victoria County, Texas claiming that he had Good Reason (as defined in his Employment Agreement) to terminate his employment.  In the lawsuit Mr. Kovar is seeking declaratory relief and claims he is entitled to a severance payment under his Employment Agreement, accelerated vesting of his stock options and accelerated payment of the cash flow note issued to him in connection with the purchase by the Company of Maverick Engineering, Inc. in April 2008.   It is our contention that Mr. Kovar resigned his position without good reason and is therefore, not entitled to severance or accelerated vesting of options.  It is our additional conviction that the Cash Flow Note has been cancelled and that Platinum Energy in no longer obligated to make any payments thereunder, pursuant to the terms of Mr. Kovar’s employment agreement. We believe that Mr. Kovar did not have Good Reason to resign and that the lawsuit has no merit.  We intend to vigorously defend ourselves in this action.

On December 3, 2008, Mr. Lance Duncan filed suit against Platinum Energy Resources, Inc.  Mr. Duncan is seeking compensation for 515,713 shares of Platinum stock, approximately $14 thousand for use of his private plane, and consummation of an agreement to purchase a drilling rig for the sum of $2,478,000.  On December 21, 2008, Platinum filed a general denial. A Scheduling Order has been accepted by opposing counsel and approved by the Judge assigned to this matter.  We believe that Mr. Duncan’s claims are without merit and we intend to vigorously defend ourselves against these claims.

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

On May 3. 2009, Platinum and Maverick Engineering. Inc. filed suit against Robert L. Kovar Services, LLC (“RKS”), Robert L. Kovar (“Kovar”), Rick J. Guerra (“Guerra”), and Walker, Keeling, & Carroll. L.L.P. (“WKC”) collectively (the Defendants”) alleging, among other things, a suit for declaratory judgment asking the court to declare that Platinum and Maverick are entitled to indemnification from the former Maverick stockholders, including Guerra and Kovar, for any damages they suffer as a result of a default on any note contained in the Maverick and Perm SUB Merger Agreement. In addition, Platinum and Maverick have asked the Court to declare that WKC has breached the merger agreement by not stepping down as the Merger Escrow Agent.  Platinum and Maverick have also sued to recover costs of court and attorneys’ fees. It is Platinum and Maverick’s position that the former Maverick Stockholders are obligated under the Merger Agreement to indemnify Platinum and Maverick for any damages they suffer as a result of any breach of contract by Maverick, including a default on any liability existing before the merger of Maverick and Perm SUB. Moreover, by attempting to accelerate and collect on the cash flow notes and assumed bank debt discussed in the Merger Agreement, WKC has created a conflict of interest and must resign as the Merger Escrow Agent. Therefore, Platinum and Maverick intend to offset any liability they may face in defaulting on payment of the cash flow notes or the assumed bank debt via the Defendants’ indemnity obligations.  Since this litigation is in its early stages, the Company cannot predict the outcome of these matters.

In October, 2009, Platinum and Maverick Engineering filed a Second Amended Petition with the following Causes of Action against the Defendants:  Kovar fraudulently induced Platinum to enter into the Merger Agreement; Common-Law Fraud; Statutory Fraud; Breach of Fiduciary Duty; Tortious Interference with Merger Agreement; Civil Conspiracy; and Breach of Contract.   As this case is still in the discovery phase of litigation, at this time, it is impossible for the Company to provide an informed assessment of the likelihood of a favorable or unfavorable outcome in this case.

On July 14, 2009, SNP Associates filed suit in the 333 rd District Court of Harris County, Texas against Maverick Engineering, Inc, Platinum Energy Resources’ wholly owned subsidiary.  SNP is seeking a Declaratory Judgment, Permanent Injunction, and damages for alleged “trade name infringement.”  The suit claims that SNP has the legal right to the name “Maverick Engineering” and that SNP has suffered damages as a result of two engineering firms having the same name.  The Company does not believe that any of SNP’s claims have merit and we intend to vigorously defend ourselves against these claims.  However, no assurance can be given that the Company will prevail in this matter.

            On October 14, 2009, Maverick Engineering filed suit in Harris County against CITGO Refining & Chemical Company, LP for Breach of Contract.  According to the Petition, Maverick provided engineering services to CITGO and CITGO has refused to pay for those services.  Maverick is suing for $357,538.16 plus damages, costs, attorney fees, interest, and other relief.  While Maverick has performed all terms, conditions, and covenants required under its contract with CITGO, it is too early in this litigation to be able to predict outcome.

On October 20, 2009, Lisa Meier filed suit for breach of her employment contract.  According to the Petition, Ms. Meier resigned for “good cause” and she is seeking severance pay.  On June 10, 2009, Ms. Meier delivered to the Board of Directors of Platinum energy Resources, her second notice of intent to resign for “Good Reason.” Ms. Meier’s first notice was submitted on October 23, 2008, less than three months after entering into her employment agreement, and subsequently withdrawn.  The Board of Directors accepted Ms. Meier’s resignation, but stated that “good reason” did not exist.  This matter is currently is the early phase of litigation.  We believe that Ms. Meier’s claims are without merit and we intend to vigorously defend ourselves against these claims. However, no assurance can be given that we will prevail in this matter.

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

PLATINUM ENERGY RESOURCES, INC.

Date: November 11, 2009	By:	/s/ Al Rahmani
Al Rahmani Interim Chief Executive Officer and Principal Financial Officer