Form 10-K
period 2009-12-31
PLATINUM ENERGY RESOURCES INC
filed 2010-07-01
CIK 1329605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $6,418,580 based on the closing price as reported on the OTC Bulletin Board.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 25, 2010
Common Stock, $0.0001 par value per share	22,606,475 shares

		Page
	PART I
Item 1.	Business.	4
Item 1A.	Risk Factors.	8
Item 1B.	Unresolved Staff Comments.	14
Item 2.	Properties.	14
Item 3.	Legal Proceedings.	20
Item 4.	Reserved.	22
	PART II
Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	23
Item 6.	Selected Financial Data.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Item 8.	Financial Statements and Supplementary Data.	36
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	36
Item 9A(T).	Controls and Procedures.	36
Item 9B.	Other Information.
	PART III
Item 10.	Directors, Executive Officers and Corporate Governance.	37
Item 11.	Executive Compensation.	39
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	43
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	44
Item 14.	Principal Accounting Fees and Services.	44
	PART IV
Item 15.	Exhibits, Financial Statement Schedules.	46

FORWARD-LOOKING STATEMENTS

The statements contained in this report, other than statements of historical fact, constitute forward-looking statements. Such statement include, without limitation, all statements as to the production of natural gas and oil, product price, natural gas and oil reserves, drilling and completion results, capital expenditures and other such matters. These statements relate to events and/or future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our results, level of activity, performance or achievements or the industry in which we operate to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.  These risks and other factors included those listed under “Risk Factors” and elsewhere in this report.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statement. Factors that could affect our actual results and could cause actual results to differ materially from those in forward-looking statements include, but are not limited to the following:

•	The volatility of realized natural gas and oil prices;

•	The potential for additional impairment due to future decreases in natural gas and oil prices;

•	Uncertainties about the estimated quantities of natural gas, and oil reserves;

•	The discovery, estimation, development and replacement of natural gas and oil reserves;

•	Our business and financial strategy;

•	Our cash flow, liquidity and financial position;

•	Our production volumes;

•	Our operating expenses, general and administrative costs, and development costs;

•	Our future operating results;

•	Our prospect development and property acquisitions;

•	The marketing of natural gas and oil;

•	The impact of weather and the occurrence of natural disaster such as floods and hurricanes;

•	Government regulation of the natural gas and oil industry;

•	Environmental regulations;

•	The effect of legislation, regulatory initiatives and litigation related to climate change;

•	Developments in oil-producing and natural gas producing countries; and

•	Our strategic plans, objectives, expectations and intentions for future operations.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements.  We do not intend to update any of the forward-looking statements after the date of this report to confirm prior statements to actual results.

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

Our exploration and production activities commenced in October 2007 upon our acquisition of significantly all of the assets and liabilities of Tandem Energy Corporation (“TEC”) including 21,000 acres under lease in Texas and New Mexico.  Subsequent to the TEC acquisition we have completed a series of low risk strategic acquisitions adding an additional 16,000 lease acres to our portfolio, which we believe will complement our business plan.

            In addition we provide engineering and project management services to the oil and gas industry and others, through our wholly owned subsidiary Maverick Engineering Inc. (“Maverick”), which we acquired on April 29, 2008.  Following the consummation of this acquisition, we moved our corporate headquarters to Maverick’s Houston office.

Business Strategy

Platinum’s long term strategy is to provide growth in stockholder value by drilling, developing and exploiting our oil and gas properties.  The Company maintains a large inventory of drilling and optimization projects to achieve organic growth from its capital development program.  In general, we seek to be the operator of wells in which we have a working interest. As operator, we design and manage the development of a well and supervise operation and maintenance activities on a day-to-day basis.   As of December 31, 2009, we operated properties representing approximately 89 percent of our proved reserves. As the operator, we are able to better control expenses, capital allocation, and the timing of exploitation and development activities on our properties.   The number, types and location of wells drilled varies depending on the Company’s capital budget, the cost of each well, anticipated production and the estimated recoverable reserves attributable to each well.

Due to the recent downturn in the global economy as well as the decrease in natural gas prices, we significantly reduced our capital expenditures and drilling activity in 2009.   Our goal in 2010 will be to keep our exploration and development capital expenditures within our cash flow from operations, while maintaining our estimated proved reserve base and production, protecting against lease expirations and non-consent penalties, and continuing to focus on cost control.

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

Due to the recent downturn in the global economy as well as the decrease in natural gas prices, we reduced our capital expenditures and drilling activity in 2009. Our goal in 2010 is to keep our exploration and development capital expenditures within our cash flow from operations, while maintaining our estimated proved reserve base and production, protecting against lease expirations and non-consent penalties, and continuing to focus on cost control.

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

As is customary in the oil and gas industry, only a preliminary title examination is conducted at the time properties believed to be suitable for drilling operations are acquired. We rely upon oil and gas land men to conduct the title examination. We intend to perform necessary curative work with respect to any significant defects in title prior to proceeding with drilling operations.

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

Employees

At December 31, 2009, we had 162 full-time employees, none of whom were subject to a collective bargaining agreement.

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

Prices for natural gas and crude oil fluctuate widely. These fluctuations in oil and natural gas prices may result from relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and other factors that are beyond our control, including:

•	Worldwide and domestic supplies of oil and natural gas;

•	Weather conditions;

•	The level of consumer demand;

•	The price and availability of alternative fuels;

•	The availability of drilling rigs and completion equipment;

•	The proximity to, and capacity of transportation facilities;

•	The price and level of foreign imports;

•	The nature and extent of domestic and foreign governmental regulation and taxation;

•	Worldwide economic and political conditions;

•	The effect of worldwide energy conservation measures;

•	Political instability or armed conflicts in oil-producing regions; and

•	The overall economic environment.

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

Our oil and natural gas properties will become uneconomic when oil and natural prices decline to the point at which our revenues are insufficient to recover our lifting costs. For example, in 2009, our average oil and gas lifting costs were approximately $25.56  per Boe. A market price decline below our lifting costs would result in our having to shut in certain production until prices increase.

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

Our future success depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable. According to reports of proved reserves prepared as of December 31, 2009 by Williamson Petroleum Consultants Inc., independent petroleum consultants, and by our own engineers, our proved reserves will decline at a significant rate as reserves are produced and, except to the extent that we conduct successful exploration or development activities or acquire properties containing proved reserves, or both, such reserves will continue to decline. To increase reserves and production, we must commence drilling, workover or acquisition activities. There can be no assurance, however, that we will have sufficient resources to undertake these actions, that our drilling and workover projects or other replacement activities will result in significant additional reserves or that we will have success drilling productive wells at low finding and development costs. Furthermore, although our revenues may increase if prevailing oil and natural gas prices increase significantly, our finding costs for additional reserves may also increase.

  Approximately 57% of our proved reserves are classified as proved undeveloped.

Approximately 57% of our reserves are classified as proved undeveloped reserves. The future development of these undeveloped reserves into proved developed reserves is highly dependent upon our ability to fund estimated total capital development cost of approximately $23.3 million, of which $4.0 million, $5.8 million and $10.2 million are expected to be incurred in 2010, 2011 and 2012, respectively. If such development costs are not incurred or are substantially reduced, our proved undeveloped and total proved reserves could be substantially reduced. The reduction in such reserves could have a materially negative impact on our ability to produce profitable future operations. The successful conversion of these proved undeveloped reserves into proved developed reserves is dependent upon the following:

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

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of expenditures, including many factors beyond our control. The reserve information relating to proved reserves set forth in this report represents only estimates based on reports of proved reserves prepared as of December 31, 2009 by Williamson Petroleum Consultants, independent petroleum engineers, and by our own engineers. Williamson Petroleum Consultants was not engaged to evaluate and prepare reports relating to the probable reserves on our properties and interests as these are more uncertain than evaluations of proved reserves. Petroleum engineering is not an exact science. Information relating to our proved oil and natural gas reserves is based upon engineering estimates. Estimating quantities of proved crude oil and natural gas reserves is a complex process. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions or changes of conditions could cause the quantities of our reserves to be overstated.

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

Commodity prices have a significant impact on the present value of our proved reserves.  Recent declines in oil and gas prices have resulted in material downward revisions in the estimated present value of our proved reserves.  Accounting rules require us to write down, as a non-cash charge to earnings, the carrying value of our oil and gas properties for impairments.  We are required to perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets.  To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of our assets, the carrying value may not be recoverable and therefore requires a write-down.  We recorded impairments of property and equipment totaling $16.6 million in 2009 and we may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period incurred.

Our method of accounting for investments in oil and natural gas properties may result in impairment of asset value, which could affect our stockholder equity and net profit or loss.

We follow the full cost method of accounting for our crude oil and natural gas properties. Under this method, all direct costs and certain directly related internal costs associated with acquisition of properties and successful, as well as unsuccessful, exploration and development activities are capitalized. Depreciation, depletion and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves. Net capitalized costs of crude and natural gas properties, as adjusted for asset retirement obligations, net of salvage value, are limited, by country, to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on unescalated average prices for the preceding 12 months, discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. Excess costs are charged to proved property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances.

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

During 2009 and 2008, Maverick’s six largest customers, accounted for approximately 68% and 71%, respectively, of net revenues attributable to the engineering division excluding intercompany revenues.  Maverick's customer concentration could increase or decrease depending on future customer requirements, which will depend in large part on business conditions in the market sectors in which Maverick's customers participate. The loss of one or more major customers or a decline in sales to Maverick’s major customers could significantly harm Maverick's business and results of operations. If Maverick is not able to expand its customer base, it will continue to depend upon a small number of customers for a significant percentage of its sales. There can be no assurance that its current customers will not reduce the amount of services for which Maverick is retained or otherwise terminate their relationship with Maverick.

Risk of Going Concern

The Company has a going concern risk, since its inception the Company has incurred cumulative losses of $111,276,255 through December 31, 2009. The Company’s line of credit, with Bank of Texas, matured on June 1, 2010. Through June 30, 2010, there have been no notices of foreclosures on the Company’s assets that secure the debt, however the company does not currently have sufficient liquid assets pay the balance of the Senior Credit Facility. See Note 2 to the financial statements for a further discussion.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

Platinum’s principal executive offices are located at 11490 Westheimer Road, Suite 1000, Houston, Texas 77077.   We also maintain division offices in Victoria, Corpus Christi and Yoakum, Texas.

Current Oil and Gas Activities

We own core producing and non-producing oil and natural gas properties in Texas and New Mexico.  The following is a summary of our major operating areas.

Tomball Field. We own an interest in, and are operator of, oil and natural gas properties in the Tomball Field, which is located in Harris County, Texas, and is approximately 30 miles northwest of Houston, Texas. The Tomball Field contains multiple productive formations ranging in depth from 1,000 to 9,000 feet, including the Yegua, Cockfield, and Wilcox. Current operations consist of 19 producing wells and 6 water disposal wells. At December 31, 2009, we held 7,000 acres and had an inventory of 3 proved undeveloped locations in the Tomball Field. We own a 100% working interest and net revenue interests ranging from 84.5% to 87.5%. TEC began operating the Tomball field in 1996, but it has been producing continuously since 1930. The current daily net production from the field is approximately 251.6 Bbls of oil and 723.2 Mcf of gas per day. The field is also producing approximately 16,000 Bbls of water per day.

Ira Field. We own an interest in, and are operator of, an oil production unit in the Ira Field, which is located in Scurry County, Texas, and is approximately 75 miles northeast of Midland, Texas. The Ira Field production is from the San Andres formation at approximately 1,800 feet. Current operations consist of 150 producing wells and 75 water injection wells. At December 31, 2009, we held 3,600 acres and had an inventory of 76 proved undeveloped locations in the Ira Field. We own an 88% working interest and 72% net revenue interest. TEC, through it predecessor in interest, began operating the IRA Field in 2004, but the IRA Field has been producing continuously since 1955. The current daily net production from the field is approximately 105.3 Bbls of oil per day. The field is also producing approximately 4,000 Bbls of water per day.

Ball Field. We own an interest in, and are operator of, oil and natural gas properties in the Ball Field, which is located in Palo Pinto County, Texas, and is approximately 75 miles west of Fort Worth, Texas. The Ball Field contains multiple productive formations ranging in depth from 3,000 to 3,800 feet, including the Big Saline, Duffer, and Barnett Shale. Current operations consist of 17 producing wells and 1 water disposal well. At December 31, 2009, we held 4,900 acres and had an inventory of 17 proved undeveloped locations in the Ball Field. We own working interests ranging from 50% to 100%, and net revenue interests ranging from 40.3% to 87.5%. TEC began operating the Ball Field in 1993, but it has been producing continuously since 1930. The current daily net production from the field is approximately 416 Mcf of gas per day. The field is also producing approximately 495 Bbls of water per day.   On December 28, 2007 we acquired an additional 50% working interest in the Barnett Shale acreage for approximately $920,000. This acquisition increased our net acreage position by 2,300 net acres and gave us a 100% working interest in the Barnett. We have completed a 3 D seismic program and plan to begin a horizontal drilling program in the Barnett as soon as the economic climate improves.

Ballard Field. We own an interest in, and are operator of, an oil production unit in the Ballard Field, which is located in Eddy County, New Mexico, and is approximately 150 miles northwest of Midland, Texas. The Ballard Field contains multiple productive formations ranging in depth from 2,000 to 3,000 feet, including the Yates, Grayburg, and San Andres. Current operations consist of 46 producing wells and 26 water injection wells. During 2008 we drilled and completed 6 proved undeveloped locations.  All 6 wells are currently producing.  At December 31, 2009, we held approximately 3,000 net acres. We own an 86% working interest and 78.7% net revenue interest. TEC, through its predecessor in interest, began operating the Ballard Field in 2004, but it has been producing continuously since 1965. The current daily net production from the field is approximately 86.9 Bbls of oil and 44.6 Mcf of gas per day. The field is also producing approximately 1,300 Bbls of water per day.

USM Field. We own an interest in, and are operator of, oil and natural gas properties in the USM Field, which is located in Pecos County, Texas, and is approximately 120 miles southwest of Midland, Texas. The USM Field production is from the Yates and Queen formations at approximately 3,200 feet. Current operations consist of 54 producing wells and 4 water disposal wells. During 2008 we drilled and completed 4 proved undeveloped locations.  All 4 wells are currently producing.  At December 31, 2009, we held approximately 3,000 net acres in the field. We own working interests ranging from 90% to 100%, and net revenue interests ranging from 79.3% to 89.6%. TEC, through its predecessor in interest, began operating the USM Field in 2004, but it has been producing continuously since 1985. The current daily net production from the field is approximately 44.9 Bbls of oil and 106.4  Mcf of gas per day. The field is also producing approximately 80 Bbls of water per day.

Choate Field. We own an interest in, and are operator of, oil and natural gas properties in the Choate Field, which is located in Hardin County, Texas, and is approximately 35 miles northwest of Beaumont, Texas. The Choate Field production is from sand lenses flanking a salt dome ranging in depth from 1,000 to 2,500 feet. Current operations consist of 23 producing wells. During 2008, we drilled 11 proved undeveloped locations, 9 of which were successful and are currently producing.  At December 31, 2009, we held 50 acres and had an inventory of 6 proved undeveloped locations in the Choate Field. We own a 75% working interest and 57% net revenue interest. TEC, through its predecessor in interest, began operating the Choate Field in 2004, but it has been producing continuously since 1960. The current daily net production from the field is approximately 71.1 Bbls of oil per day. The field is also producing approximately 200 Bbls of water per day.

Lothian Properties. In December 2007 we purchased, for $6.2 million plus customary closing adjustments, approximately 200 producing wells from Lothian Oil and Gas, Inc. The Lothian assets acquired consist of oil and gas properties located in Chavez, Lea and Eddy counties, New Mexico and are adjacent to or near our Ballard Field. The current net production is approximately 80.7 Bbls of oil and 89.0 Mcf of gas per day.  The field is also producing approximately 23 Bbls of water per day.

Other. We own numerous small mineral, royalty and non-operated working interests in various oil and natural gas properties located in Texas, New Mexico, Louisiana, Montana, and North Dakota.

Below is a map indicating the locations of the Company’s significant operated properties in Texas and New Mexico.

Natural Gas and Oil Data

In January 2009 the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting” (Release 33-8995), amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K and bringing full-cost accounting rules into alignment with the revised disclosure requirements.  The new rules revised certain definitions and terms, including the definition of proved reserves, which was revised to indicate that entities must use the unweighted arithmetic average of the first-day-of-the-month commodity price over the preceding 12-month period, rather than the end-of-period price, when estimating whether reserve quantities are economical to produce.  Likewise, the 12-month average price is used to calculate cost center ceilings for impairment and to compute depreciation, depletion, and amortization.  Another significant provision of the new rules is a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of booking.

In January 2010 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-03, “Oil and Gas Reserve Estimation and Disclosures” (ASU 2010-03), which amends Accounting Standards Codification (ASC) Topic 932, “Extractive Industries — Oil and Gas” to align the guidance with the changes made by the SEC. The Company adopted Release 33-8995 and the amendments to ASC Topic 932 resulting from ASU 2010-03 (collectively, the Modernization Rules) effective December 31, 2009.

Estimated Proved Reserves and Future Net Cash Flows

Proved oil and gas reserves are the estimated quantities of natural gas, crude oil, and condensate that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing conditions, operating conditions, and government regulations. Reserve estimates are considered proved if they are economically producible and are supported by either actual production or conclusive formation tests. Estimated reserves that can be produced economically through application of improved recovery techniques are included in the “proved” classification when successful testing by a pilot project or the operation of an active, improved recovery program using reliable technology establishes the reasonable certainty for the engineering analysis on which the project or program is based. Economically producible means a resource which generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation. Reasonable certainty means a high degree of confidence that the quantities will be recovered. Reliable technology is a grouping of one or more technologies (including computational methods) that has been field-tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. Estimated proved developed oil and gas reserves can be expected to be recovered through existing wells with existing equipment and operating methods.

Proved undeveloped (PUD) reserves include those reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Undeveloped reserves may be classified as proved reserves on undrilled acreage directly offsetting development areas that are reasonably certain of production when drilled, or where reliable technology provides reasonable certainty of economic productivity. Undrilled locations may be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless specific circumstances justify a longer time period.

Qualifications of Technical Persons and Internal Controls over Reserves Estimation Process

Our proved reserve information as of December 31, 2009, included in this Annual Report was estimated by our independent petroleum engineers, Williamson Petroleum Consultants, Inc., in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC.  The technical persons responsible for  preparing the reserve estimates presented herein meet the requirements qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

We maintain an internal staff of petroleum engineers who work closely with our independent petroleum engineers to ensure the integrity, accuracy and timeliness furnished to Williamson Petroleum Consultants, Inc. in their reserves estimation process.  In the fourth quarter, our technical team met on a regular basis with representatives of Williamson Petroleum Consultants, Inc. to review properties and discuss methods and assumptions used in Williamson Petroleum Consultant’s preparation  of year end reserves estimates.  While we have no formal committee specifically designated to review reserves reporting and the reserved estimation process, the Williamson report is reviewed by our senior management and internal technical staff.  Additionally, our senior management reviews and approves any internally estimated significant changes to our proved reserves on a quarterly basis.

Platinum’s proved reserves are estimated at the property level and compiled for reporting purposes by our operations staff. Our operations staff interacts with our field managers and with accounting and production employees to obtain the necessary data for projecting future production, costs, net revenues and ultimate recoverable reserves. All relevant data is compiled in a computer database application, to which only authorized personnel are given security access rights consistent with their assigned job function. Reserves are reviewed internally with senior management on a semi-annual basis. Annually, each property is reviewed in detail by our operating managers to ensure forecasts of operating expenses, netback prices, production trends and development timing are reasonable.

Platinum emphasizes that its reported reserves are reasonably certain estimates which, by their very nature, are subject to revision. As additional geosciences, engineering and economic data are obtained, proved reserve estimates are much more likely to increase or remain constant than to decrease. These estimates are reviewed throughout the year and revised either upward or downward, as warranted.

Platinum’s Operations Manager, Rusty Arnold, is the person primarily responsible for overseeing the preparation of our internal reserve estimates and for coordinating any reserves audits conducted by a third-party engineering firm. Mr. Arnold is a graduate of Brigham Young University with Bachelor of Science and Master of Science degrees in Electrical Engineering. He has over 28 years of industry experience.

The estimate of reserves disclosed in this annual report on Form 10-K is prepared by Williamson Petroleum Consultants, Inc. (Williamson). See the summary of Williamson’s report as of December 31, 2009 included as an exhibit to this Form 10-K.  Estimates of reserves as of year-end 2009 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices on the first day of each month within the 12-month period ended December 31, 2009, in accordance with revised guidelines of the SEC, first applicable to reserves estimates prepared as of year-end 2009. Estimates of reserves as of year-end 2008 were prepared using constant prices and costs in accordance with previous guidelines of the SEC, based on hydrocarbon prices received on a field-by-field basis as of December 31, 2008.  Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties.

Reserve Technologies

Proved reserves are those quantities of oil and natural gas, which, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations.  The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate.  To achieve reasonable certainty, Williamson employed technologies that have been demonstrated to yield results with consistency and repeatability.  The technical and economic data used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps, production data, seismic data, well test data, historical price and cost information and property ownership interest.

Proved Reserves

The following table shows proved oil and gas reserves by field as of December 31, 2009, based on average commodity prices in effect on the first day of each month in 2009, held flat for the life of the production, except where future oil and gas sales are covered by physical contract terms:

	Oil	Gas	Total
	(MMbbls)	(MMcf)	(MMboe)

Proved Developed:
Ballard	132	84	146
Ball – Bird	-	1,282	214
Choate – Batson	142	-	142
Ira	59	-	59
Lothian	179	119	198
Tomball	624	912	776
USM – Ft. Stockton	83	214	118
Other	66	1,302	284
Proved Undeveloped:
Ball – Bird	-	1,761	294
Choate – Batson	27	-	27
Ira	875	-	875
Tomball	-	8,005	1,334
TOTAL PROVED	2,187	13,677	4,467

All of our reserves are located in the United States of America.  As of December 31, 2009, Platinum had total estimated proved reserves of 2,188 MM barrels of crude oil and 13,677 MMcf of natural gas As of December 31, 2009, the Company’s proved developed reserves totaled 1,938,128 Boe, and estimated PUD reserves totaled 2,529,112 Boe, or approximately 57 percent of total proved reserves. Platinum has elected not to disclose probable or possible reserves in this filing.

The Company’s estimates of proved reserves, proved developed reserves and proved undeveloped reserves as of December 31, 2009 and 2008, changes in estimated proved reserves during the last two years, and estimates of future net cash flows from proved reserves are contained in Note 18 — Supplemental Oil and Gas Disclosures in the Notes to Consolidated Financial Statements set forth in Part IV, Item 18 of this Form 10-K. Estimated future net cash flows as of December 31, 2009, were calculated using a discount rate of 10 percent per annum, end of period costs, and an unweighted arithmetic average of commodity prices in effect on the first day of each month in 2009, held flat for the life of the production, except where prices are defined by contractual arrangements. Future net cash flows as of December 31, 2008 were estimated using commodity prices in effect at December 31, 2008, in accordance with the SEC guidelines in effect prior to the issuance of the Modernization Rules.

The Company has elected not to disclose the probable and possible developed and undeveloped reserves.

Proved Undeveloped Reserves

During the year, Platinum converted 33.5 Mboe of proved undeveloped reserves to proved developed reserves through development drilling activity.

During the year a total of $251,000 was spent on projects associated with reserves that were carried as PUD reserves at the end of 2008.  All of those expenditures resulted in a conversion from proved undeveloped to proved developed reserves during the year. All of our PUD reserve development activity occurred in North America.

Proved Reserves

As of December 31, 2009, we had 4.5 million Boe of proved oil and natural gas reserves, including 2.2 million barrels of oil and 13.7 million Mcf of natural gas.  Using same prices as prices used for the reserve report, the estimated standardized measure of discounted future net cash flows was $38.9 million.  The following table sets forth a summary of our estimated net proved reserve information as of December 31, 2009:

	Proved Developed Producing	Proved Developed Non- producing	Proved Undeveloped	Total Proved

Crude oil (MBbl)	1,235	51	902	2,188
Natural gas (MMcf)	3,308	605	9,766	13,679
Barrel of oil equivalent (MBoe)	1,786	152	2,530	4,468
Undiscounted future net revenue (before CapEx)	$32,777	$3,495	$59,277	$95,549
Estimated future capital expenditures	-	$447	$23,308	$23,755
Undiscounted future net revenue (net of CapEx)	$32,777	$3,048	$35,969	$71,794
Discounted future net Revenue (net of CapEx)				$25,506

Platinum’s estimated recoverable proved reserves have been determined using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.  The estimated present value of proved reserves does not give effect to indirect expenses such as general and administrative expenses, debt service, depletion, depreciation and amortization, and does not include any economic impact that may result from our hedging activities.

We engaged Williamson Petroleum Consultants, Inc. ("WPC"), independent petroleum engineers, to estimate our net proved reserves, projected future production, estimated future net revenue attributable to our proved reserves, and the present value of such estimated future net revenue as of December 31, 2009.  WPC’s estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data, much of which is provided by the Company.   For example, we provide to WPC the estimated amount and timing of future operating costs and development costs which may in fact vary considerably from historical results. In addition, as various economic parameters change from year to year the estimate of proved reserves also may change.

In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the present value of proved reserves set forth herein are made using average oil and gas sales prices for the preceding 12 months and are held constant throughout the life of the properties. Estimated quantities of proved reserves and their present value are affected by changes in oil and gas prices.  The adjusted average prices utilized for the purposes of estimating our proved reserves and the present value of proved reserves as of December 31, 2009 were $56.63 per Bbl of oil and $3.25 per Mcf of gas, as compared to $41.92 per Bbl of oil and $5.29 per Mcf of gas as of December 31, 2008.

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

Drilling Activity

The following table sets forth the number of gross development wells and net development wells (based on our proportionate working interest) drilled in which we participated during 2009 and 2008.  No exploratory wells were drilled during the presented periods.

	Developmental Wells
	Gross			Net
	Productive	Dry	Total	Productive	Dry	Total
2009	1.0	0.0	1.0	0.5	0.0	0.5
2008	37.0	2.0	39.0	17.8	1.1	18.9

The information contained in the foregoing table should not be considered indicative of our future drilling performance, nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered.

Volumes, Prices and Production Costs

The following table sets forth certain information regarding the production volumes, average volume weighted sales prices received, and average production costs associated with our sales of oil and gas for the periods indicated:

	For the Period
	2009	2008
Oil and Gas Production Data:
Oil (MBls)	259.6	281.4
Gas (MMcfs)	709.6	811.1
Total (MBoe)	377.9	416.6
Average Realized Prices (a):
Oil ($/Bbl)	$56.49	$97.14
Gas ($/Mcf)	$3.54	$8.40
Average Production Costs:
Production ($/Boe) (b)	$25.56	$33.54

(a)	No derivatives were designated as cash flow hedges in the table above. All gains or losses on settled derivatives were included in change in fair value of commodity derivatives.

(b)	Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), workover costs, administrative costs of production offices, insurance and property and severance taxes.

Total revenues and operating expenses should be included in table above.

Item 3.    Legal Proceedings.

Exxon Mobil Corporation f/k/a Exxon Corporation v. Tandem Energy Corporation f/k/a Merit Energy Corporation, et al

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

Miles Hyman v. KDR, et al

On November 11, 2008, Mr. Hyman, a former employee of KD Resources, filed a claim against KD Resources and Platinum Energy stating that he was discharged from KD Resources in violation of the Sarbanes-Oxley Act of 2002, Section 806, Protection for Employees of Publicly Traded Companies Who Provide Evidence of Fraud.  In December, 2008, the Department of Labor (“DOL”) dismissed the complaint as not being timely filed.  On or about January 8, 2009, Mr. Hyman appealed the ruling of the DOL. On January 16, 2009, the DOL filed an Order to Show Cause whereby Mr. Hyman was ordered to show why his case should not have been dismissed.  On February 14, 2009, Mr. Hyman filed his response to the Order to Show Cause stating that he failed to file within the required time because he was engaged in negotiations with the Respondents.  On March 18, 2009, the Department of Labor dismissed Mr. Hyman’s claim for failure to file within the 90-day filing period.   Mr. Hyman filed a Petition for Review of the Decision and Order Dismissing Complaint issued March 18, 2009.  A Notice of the Appeal was filed April 10, 2009 which was granted.  On March 31, 2010, in a split decision, the Administrative Review Board Reversed the decision of the Administrative Law Judge and Remanded the case for further consideration.  It is the Company's contention that Mr. Hyman did not file his complaint within the time required by Sarbanes-Oxley, and in any case, was never an employee of Platinum Energy Resources or any of its subsidiaries; as such we are not liable for any issues between Mr. Hyman and his employer, KD Resources.  It is the Company's further contention that the only reason Platinum Energy is listed in this action is because it is a public company and Mr. Hyman needs a public company in order to obtain his status under the Sarbanes-Oxley Act.

Robert L. Kovar v. Platinum Energy Resources

On December 3, 2008, Robert Kovar filed suit against Platinum alleging that he “Resigned for Good Reason” according to his employment contract.  Mr. Kovar is seeking a Declaration Judgment that he had “Good Reason” to resign his employment at Platinum Energy and Maverick Engineering.  Mr. Kovar is also requesting payment of the severance package, accelerated vesting of options and accelerated payment of the Cash Flow Note (as described in the Platinum Energy, Maverick Engineering Merger Agreement) as described in his employment agreement, plus attorney fees and court costs.  It is our contention that Mr. Kovar resigned his position without good reason and is therefore, not entitled to severance or accelerated vesting of options.  It is our additional conviction that the Cash Flow Note has been cancelled and that Platinum Energy in no longer obligated to make any payments there under, pursuant to the terms of Mr. Kovar’s employment agreement. We are currently in the discovery phase of this matter.  We believe that Mr. Kovar’s claim that he resigned with “Good Reason” is without merit and we intend to vigorously defend ourselves against this claim.

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

In October, 2009, Platinum and Maverick Engineering filed a Second Amended Petition with the following Causes of Action against the Defendants:  Kovar fraudulently induced Platinum to enter into the Merger Agreement; Common-Law Fraud; Statutory Fraud; Breach of Fiduciary Duty; Tortious Interference with Merger Agreement; Civil Conspiracy; and Breach of Contract.   As this case is still in the discovery phase of litigation, at this time, it is impossible for us to provide an informed assessment of the likelihood of a favorable or unfavorable outcome in this case.

SNP Associates, Inc. D/B/A Maverick Engineering v. Maverick Engineering, Inc.

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

Maverick Engineering, Inc. v. CITGO Refining & Chemicals Company, L.P.

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

Lisa Meier v. Platinum Energy Resources, Inc.

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

Item 4.    Reserved

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Platinum consummated its Initial Public Offering on October 28, 2005. In the Initial Public Offering, we sold 14,400,000 units. Each unit consists of one share of Platinum’s common stock and one redeemable common stock purchase warrant. Platinum common stock, warrants and units are quoted on the OTCBB under the symbols “PGRI”, “PGRIW” and “PGRIU”, respectively. Platinum’s units commenced public trading on October 28, 2005 and its common stock and warrants commenced separate public trading on December 9, 2005.   Both the units and warrants expired on October 23, 2009.  The high and low bid prices of our units, common stock and warrants as reported by the OTCBB for the quarters in the past two fiscal years are set forth below. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions:

	Units						Common Stock		Warrants
	High			Low			High	Low	High	Low
2009:
Fourth Quarter	$	n/a	[1]	$	n/a	[1]	$0.73	$0.30	$0.025	$0.004
Third Quarter	$	n/a	[1]	$	n/a	[1]	$0.75	$0.33	$0.060	$0.007
Second Quarter	$	n/a	[1]	$	n/a	[1]	$0.75	$0.35	$0.058	$0.003
First Quarter		$0.51			$0.51		$0.78	$0.42	$0.050	$0.003
2008:
Fourth Quarter		$3.00			$0.55		$1.80	$0.53	$0.35	$0.02
Third Quarter		$6.39			$3.00		$4.70	$1.65	$0.96	$0.20
Second Quarter		$6.39			$5.50		$5.15	$4.40	$1.10	$0.84
First Quarter		$8.36			$6.00		$6.97	$4.60	$1.85	$1.00

1  These securities no longer trade and historical pricing information is no longer available for the period indicated.

Holders

As of May 13, 2010, there were 727 holders of record of our common stock.   The warrants expired on October 23, 2009.  Accordingly, there are no holders of the warrants or units on December 31, 2009.

Share Repurchase Program

None.

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

Overview

On October 26, 2007, we acquired substantially all of the assets and assumed substantially all of the liabilities of TEC. Prior to that time; we were a blank check company with no operations and no net revenues. Subsequent to the acquisition of TEC, the Company made a series of oil and gas property acquisitions and acquired a well servicing company to expand its exploration and production activities.

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

For the first half of 2009, commodity prices continued to be weak and not conducive to investment in our oil and gas properties. During the second half of 2009, oil prices began to rebound, yet gas prices continued to be weak due to market driven supply and demand issues.  Our most strategic and high profile investment opportunities are targeting gas reserves in our Tomball area of operations.  At the same time, the operational and financial management of our properties was transitioned from Midland, Texas to Houston, Texas.  Gas prices, the transition of our offices, and the lack of available capital has hindered our ability to explore our available oil and gas assets.

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

Results of Operations

Set forth below are:

(A)   A discussion of the results of operations for Platinum for the year ended December 31, 2009 as compared to the year ended December 31, 2008;

(B) A discussion of the results of operations for our oil and gas subsidiaries for the year ended December 31, 2009 compared to the year ended December 31, 2008;

(C) A comparison of certain summarized historical information of our engineering services company (Maverick) for the year ended December 31, 2009 compared to the period from the date of acquisition (April 29, 2008) through December 31, 2008.

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

(A) - Results of Operations - Platinum

For the year ended December 31, 2009 and the year ended December 31, 2008

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

For the year ended December 31, 2009, our revenues were $35.7 million, resulting in a net loss of $32 million or $1.45 loss per share. The results included non-cash asset impairment charges of $16.6 million related to oil and gas properties and equipment and a non-cash impairment of intangible assets of $4.4 million.  The Company also recognized a non-cash unrealized loss on its commodity derivatives of $12.5 million.  Excluding the non-cash impairment charges and unrealized loss on commodity derivatives, the Company incurred a $1.5 million pretax loss for the year ended December 31, 2009.   For the year ended December 31, 2008, revenues were $53.2 million, and the net loss was $80.8 million or $3.66 loss per share. The significant decrease in revenues during 2009 was due primarily to a precipitous drop in both oil and gas prices between 2008 and 2009.

On April 29, 2008, the Company completed the acquisition of Maverick Engineering, Inc. Maverick is a provider of project management, engineering, procurement, and construction management services to both the public and private sectors, including the oil and gas business in which the Company is engaged. The aggregate consideration paid in the merger was $6 million in cash and $5 million to be paid over the next 5 years pursuant to non-interest bearing cash flow notes, subject to certain escrows, holdbacks and post-closing adjustments.   The Company’s 2008 results of operations include Maverick from April 29, 2008 through December 31, 2008.

Our general and administrative expenses, other than those attributable to our oil and natural gas assets and our engineering services business for the year ended December 31, 2009 were $2.6 million as compared to $4.2 million in 2008.  The $1.6 million decrease in corporate general and administrative expenses for the year ended December 31, 2009 as compared to the year ended December 31, 2008 is primarily attributable to a reduction in salaries and wages that occurred as a reaction to lower oil and gas prices in late 2008 and early 2009.   We also experienced a significant decrease in legal and accounting fees during 2009, after completion of the S-1 registration for the TEC acquisition during 2008.

We also recorded a net loss of $12.5 million for the year ended December 31, 2009 as compared to a net gain of $17.3 million in 2008, due to a decrease in the fair value of commodity derivatives. We have experienced great volatility in the value of these derivative instruments as a result of the great fluctuation in the price of crude oil.  As market prices of oil and gas increase, the value of our derivative positions will decrease.

(B) - Results of Operations - Oil and Gas

For the year ended December 31, 2009 and the year ended December 31, 2008

On a Boe per day basis, average daily production remained relatively flat at 1,035 Boe per day for the year ended December 31, 2009 compared to 1,141 Boe per day during the same 2008 period.  Average oil and gas prices decreased from $97.14 and $8.40, respectively during the 2008 period, to $56.49 and $3.54, respectively during 2009.  Oil and gas revenues decreased 50% during 2009 due primarily to the dramatic decrease in commodity prices during 2009 compared to 2008.

Production costs, consisting of lease operating expenses, production taxes and other miscellaneous marketing costs decreased 40% in 2009 as compared to the 2008 period on a Boe basis due primarily to the substantial decrease in commodity prices.  The decrease in commodity prices had a substantial impact on oilfield activity, thereby, allowing us to contract vendor services at more competitive prices.  Lower commodity prices also created lower production taxes.  The decrease in production costs was coupled with management’s intentional efforts to streamline field operations and cut non-essential services.  As a result, our production costs decreased from $33.54 per Boe in 2008, to $25.56 per Boe in 2009.

Oil and gas depletion expense on a Boe basis decreased 41% from $26.87 in the 2008 period to $15.80 in 2009.  The decrease was due primarily to a lower depletable cost basis in 2009 compared to the 2008 period.  Depletion expense per Boe is an operating metric that is indicative of our weighted average cost to find or acquire a unit of equivalent production.

The Company recorded a non-cash ceiling test impairment of oil and natural gas properties of $16.6 million during the fourth quarter of 2009, as a result of the substantial decline in gas prices and negative revisions in the Company's proved undeveloped reserve quantities.  The negative revisions were principally related to the decline in value of our proved undeveloped gas locations in Tomball as a result of declining gas prices.  Furthermore, a number of proved undeveloped locations were excluded from the reserve report until a more extensive study can be performed to evaluate their potential.

General and administrative costs related to the oil and gas entities on a Boe basis were relatively flat from $9.31 in 2009 compared to $9.23 for the 2008 Period.

The following information is intended to supplement the consolidated financial statements included in this report with data that is not readily available from those statements:

	Year Ended December 31,
	2009	2008	October 26, 2007 through December 31, 2007
Production
Oil (Bls)	259,591	281,441	38,684
Gas (Mcf)	709,557	811,086	125,849
Boe (Bls)	377,850	416,622	59,659

Average Prices
Oil ($/Bbl)	$56.49	$97.14	$85.24
Gas ($/Mcf)	$3.54	$8.40	$8.03

Average Lifting Cost per Boe (1)	$25.56	$33.54	$29.77

(1) Includes severance and ad valorem taxes.

  (C) – Results of Operations – Engineering Services (Maverick)

For the year ended December 31, 2009 compared to the period from the date of the Maverick Acquisition (April 29, 2008) to December 31, 2008

Revenues for the year ended December 31, 2009 were $18.5 million, compared to $18.3 million for the period since the acquisition (April 29, 2008 – December 31, 2008), generating gross margins of 3% and 12% for the year ended December 31, 2009 and for the period since the acquisition (April 29, 2008 – December 31, 2008), respectively.  The decrease in revenues was due to lower demand for our services due to the weakened economy and the decrease in our gross profit margin was due to pricing pressure on our contracts.  We have seen a slowdown in work from some of our traditional clients due to the economic climate in the United States.  We believe that relatively low commodity prices will continue to impact the level of activity in this division.

The Company performed an analysis to determine if the fair value of the Engineering Services reporting unit exceeded its carrying amount.  Based on a combination of factors, including the current economic environment and the historical performance of the segment, the Company recorded a non-cash goodwill impairment charge of $7.8 million in 2008 and a non-cash intangible assets acquired impairment of $5.1 million and $.2 million, during the fourth quarters ended December 31, 2009 and 2008, respectively.   As a result of lower than anticipated operating profit margins and the impairment of goodwill and intangible assets, the Engineering Services division incurred a net losses of $2.4 million and $8.9 million 2009 and 2008, respectively.  Management has implemented significant cost reduction initiatives and will focus on expanding its customer base internationally to improve profitability within this segment.

For the period from the date of the Maverick Acquisition (April 29, 2008) to December 31, 2008

Revenues for the period since the acquisition (April 29, 2008 – December 31, 2008) were $18.3 million, generating gross margins of 12%.  Our industrial division contributed approximately half, our oil and gas division contributed approximately one-third and our infrastructure division contributed the remainder of the total revenues for this segment.   Our industrial division focused on maintenance capital projects for our traditional refinery clients in South Texas.  In the fourth quarter, the industrial division won a significant contract to assist a major oil company client in repairing and restarting a Gulf Coast refinery that had been damaged by Hurricane Ike.    This division was adversely impacted by capital budget cuts in the refining market plus the decision by a key customer to seek strategic alternatives for its Aruba refinery, with a resulting deferral of some project work there. The oil and gas business focused on gas processing, gas compression and gas storage projects in 2008 for key customers including BP, DCP, and Shell.  Additionally, in the fourth quarter, the oil & gas division kicked off a $4 million project involving a new gas compression facility to be installed in Venezuela.  We have seen a slowdown in work from some of our traditional clients in this segment and anticipate low commodity prices will continue to impact the level of activity in this division.  All three of our divisions were negatively affected by Hurricane Ike as a result of lost or deferred business and the continuation of compensation to our employees during this period.

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

Liquidity and Capital Resources

On October 28, 2005, we consummated our initial public offering of 14,400,000 units with each unit consisting of one share of our common stock, par value of $0.0001 per share, and one warrant to purchase one share of common stock at an exercise price of $6.00 per share. The units were sold at an offering price of $8.00 per unit, generating gross proceeds of $115 million.   Upon the October 26, 2007 consummation of the TEC acquisition, the cash held in, or attributable to, the trust of approximately $112 million became available to us and was applied as follows (i) payment to our stockholders exercising their conversion rights; (ii) payment of TEC debt assumed pursuant to the acquisition agreement; (iii) payment of certain fees and expenses relating to the acquisition; and (iv) the remaining net proceeds became available for operations and conduct of the business. This resulted in net proceeds to us approximating $50,650,000, as follows:

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

On March 14, 2008, TEC and PER Gulf Coast, Inc. (“Borrower”) which are wholly owned subsidiaries of the Company, entered into a Senior Secured Revolving Credit Facility (“Senior Credit Facility”) with Bank of Texas. The Senior Credit Facility provided for a revolving credit facility up to the lesser of the borrowing base and $100 million. The initial borrowing base was set at $35 million.  On January 9, 2009, the Borrower reaffirmed the borrowing base at $35 million and amended the Senior Credit Facility to change the interest rate provisions. Under the amended loan agreement the outstanding debt bears interest at LIBOR, plus a margin which varies with the ratio of the Borrower’s outstanding borrowings against the defined borrowing base, ranging from 2.0% to 2.75 % provided the interest rate does not fall below a floor rate of 4.5% per annum.  In addition, the Borrower is obligated to the bank for a monthly fee of any unused portion of the line of credit at the rate of 0.50% per annum. The facility is collateralized by substantially all of the Company’s proved oil & gas assets.

Under the terms of the revolving line of credit agreement, the Borrower must maintain certain financial ratios, must repay any amounts due in excess of the borrowing base, and may not declare any dividends or enter into any transactions resulting in a change in control, without the bank’s consent. The outstanding obligation under the credit facility, approximately $13 million as of December 31, 2009, matured on June 1, 2010.  Additionally, the Company has asked for waivers of two other covenants associated with the facility.  First, a significant stockholder has acquired legal control of the Company in that it now owns over 50% of the Company’s outstanding common stock.  This event results in a change of control as defined in the Senior Credit Facility which requires the Company to obtain a waiver from the bank.  Second, the Company did not furnish audited financial statements to the bank by March 31, 2010 as also required by the Senior Credit Facility.  The Company, as the parent company, is not a co-borrower or guarantor of the line, and transfers from the Borrower to the parent company are limited to (i) $1 million per fiscal year to the parent for management fees, and (ii) the repayment of up to $2 million per fiscal year in subordinate indebtedness owed to the parent. Amounts drawn on the revolving line of credit in 2009 were used to fund our capital expenditure program.

On June 12, 2009, the Borrowers received a “Notice of Borrowing Base Redetermination and Notice of Event of Default” from the bank.  The bank set the new borrowing base at $15 million, shortened the maturity date of the loan from March 14, 2012 to June 1, 2010, raised the floor interest rate from 4% to 4.5%, redefined certain covenant ratios, and required certain fees paid to grant the waivers necessary to cure the aforementioned covenant defects.  The Company executed the Second Amendment to the Senior Credit Facility on June 25, 2009.  The Company, as the parent company, is not a co-borrower or guarantor of the line, and transfers from the Borrower to the parent company are limited to (i) $1 million per fiscal year to the parent for management fees, and (ii) the repayment of up to $2 million per fiscal year in subordinate indebtedness owed to the parent. As of December 31, 2009 the $13.0 million outstanding under the revolving line of credit was bearing interest at the bank’s base rate, which, at the time, was 4.5%.  As amended, the Senior Credit Facility expires on June 1, 2010.  Accordingly, the Company has classified the full $13 million as a current liability.  The borrowers are in discussion with the Bank of Texas to renew the Senior Credit Facility.  In addition, we are in discussion with other sources of capital to utilize in refinancing the Senior Credit Facility.  Currently, we have cash on hand of approximately $1.9 million and hedges and options with a fair market value of $5.9 million for a total of $7.8 million of liquid assets.  With Bank of Texas, we are discussing an extension of the loan.  In May, 2010 the Company paid $3.5 million of its available cash toward the bank debt to bring the outstanding balance to approximately $9.5 million.

The Company had approximately $3,000,000 in cash on hand at December 31, 2009, which is sufficient to fund our near term drilling program and fund operations.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred significant losses, resulting in cumulative losses of $111,276,255 through December 31, 2009. Additionally, the Company’s outstanding loan with the Bank of Texas matured on June 1, 2010 and remains unpaid as of June 24, 2010; however, as of June 24, 2010, the Company has not received a notice of foreclosure from the Bank of Texas.  The Company’s current cash on hand is not adequate to satisfy the Bank of Texas debt. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plan to resolve the uncertainty about our ability to continue as a going concern includes cost reductions and seeking additional debt financing or the refinancing of our existing Bank of Texas loan.  There is no assurance that we will be able to obtain such additional funds through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing or refinancing, if achievable, will be adequate to meet our ultimate capital needs and to support our growth. If the Company is not able to obtain additional financing on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.

As a result of the above discussed conditions, there exists substantial doubt about our ability to continue as a going concern. Our consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that we are unable to continue as a going concern.

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

During 2009 we made approximately $916,000 in capital expenditures related to our oil and gas properties.  We drilled one well in our Ball lease in July 2009, costing approximately $215,000.  The well was successful and is currently producing 250 Mcf of gas per day.   We upgraded production equipment throughout our fields for approximately $701,000.

The industry saw unprecedented increases in commodity prices during 2008 when we began an aggressive drilling program.  The focus was to drill low cost, long lived proved undeveloped locations within our existing fields.  Unfortunately, as commodity prices escalated, the cost to drill followed closely behind. Although we were able to utilize our own drilling rigs in most cases, the rig itself comprises only a portion of the cost to drill and complete a well.  Labor costs increased, the availability of casing and tubing became scarce and expensive, and the availability of other services in a demand driven environment became cost prohibitive. By the end of the second quarter, 2008, the cost to drill had affected the economic parameters so much, that we began to curtail drilling operations during the third quarter.

During 2009, oil prices have strengthened while gas prices have continued to remain soft.  Management is currently evaluating potential development opportunities related to oil projects.  Further capital expenditures in 2010 will be dependent on product prices and subject to the availability of capital.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Critical Accounting Policies and Estimates

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

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed.  Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment applied to the specific set of circumstances existing in our business.  We make every effort to properly comply with all applicable rules on or before their adoption, and we believe the proper implementation and consistent application of the accounting rules are critical.  For further details on our accounting policies, please read Note 2 to our consolidated financial statement included in Item 8 in this report.

Revenue Recognition: With respect to oil and gas operations, sales of natural gas, natural gas liquids and oil are recognized when natural gas, natural gas liquids and oil have been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured, and the sales price is fixed or determinable. We sell natural gas, natural gas liquids and oil on a monthly basis. Virtually all of our contracts’ pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of the natural gas, natural gas liquid or oil, and prevailing supply and demand conditions, so that the price of the natural gas, natural gas liquid and oil fluctuates to remain competitive with other available natural gas, natural gas liquid and oil supplies.

The Company has elected the entitlements method to account for gas production imbalances. Gas imbalances occur when we sell more or less than our entitled ownership percentage of total gas production. Any amount received in excess of our share is treated as a liability. If we receive less than our entitled share the underproduction is recorded as a receivable. The amounts of imbalances were not material at December 31, 2009 and 2008.

With respect to engineering services, revenues and profits on long-term contracts are recorded under the percentage-of-completion method.  Progress towards completion on fixed price contracts is measured based on physical completion of individual tasks for all contracts with a value of $5,000 or greater. For contracts with a value less than $5,000, progress toward completion is measured based on the ratio of costs incurred to total estimated contract costs (the cost-to-cost method).

Progress towards completion on cost-reimbursable contracts is measured based on the ratio of quantities expended to total forecasted quantities, typically man-hours. Incentives are also recognized on a percentage-of-completion basis when the realization of an incentive is assessed as probable. We include flow-through costs consisting of materials, equipment or subcontractor services as both operating revenues and cost of operating revenues on cost-reimbursable contracts when we have overall responsibility as the contractor for the engineering specifications and procurement or procurement services for such costs. There is no contract profit impact of flow-through costs as they are included in both operating revenues and cost of operating revenues.

Contracts in process are stated at cost, increased for profits recorded on the completed effort or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts.  At any point, we have numerous contracts in progress, all of which are at various stages of completion. Accounting for revenues and profits on long-term contracts requires estimates of total estimated contract costs and estimates of progress toward completion to determine the extent of revenue and profit recognition. We rely extensively on estimates to forecast quantities of labor (man-hours), materials and equipment, the costs for those quantities (including exchange rates), and the schedule to execute the scope of work including allowances for weather, labor and civil unrest. In determining the revenues, we must estimate the percentage-of-completion, the likelihood that the client will pay for the work performed, and the cash to be received net of any taxes ultimately due or withheld where the work is performed. Projects are reviewed on an individual basis and the estimates used are tailored to the specific circumstances. In establishing these estimates, we exercise significant judgment, and all possible risks cannot be specifically quantified

The percentage-of-completion method requires that adjustments or re-evaluations to estimated project revenues and costs, including estimated claim recoveries, be recognized on a project-to-date cumulative basis, as changes to the estimates are identified. Revisions to project estimates are made as additional information becomes known, including information that becomes available subsequent to the date of the consolidated financial statements up through the date such consolidated financial statements are filed with the SEC. If the final estimated profit to complete a long-term contract indicates a loss, provision is made immediately for the total loss anticipated. Profits are accrued throughout the life of the project based on the percentage-of-completion. The project life cycle, including project-specific warranty commitments, can be up to approximately six years in duration.
The actual project results can be significantly different from the estimated results. When adjustments are identified near or at the end of a project, the full impact of the change in estimate is recognized as a change in the profit on the contract in that period. This can result in a material impact on our results for a single reporting period. We review all of our material contracts on a monthly basis and revise our estimates as appropriate for developments such as earning project incentive bonuses, incurring or expecting to incur contractual liquidated damages for performance or schedule issues, providing services and purchasing third-party materials and equipment at costs differing from those previously estimated and testing completed facilities, which, in turn, eliminates or confirms completion and warranty-related costs. Project incentives are recognized when it is probable they will be earned. Project incentives are frequently tied to cost, schedule and/or safety targets and, therefore, tend to be earned late in a project’s life cycle.

Full Cost and Impairment of Assets

We account for our oil and natural gas exploration and development activities using the full cost method of accounting. Under this method, all costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. Costs of non-producing properties, wells in the process of being drilled and significant development projects are excluded from depletion until such time as the related project is developed and proved reserves are established or impairment is determined. At the end of each quarter, the net capitalized costs of our oil and natural gas properties, as adjusted for asset retirement obligations, is limited to the lower of unamortized cost or a ceiling, based on the present value of estimated future net revenues, net of income tax effects, discounted at 10%, plus the lower of cost or fair market value of our unproved properties. Revenues are measured at prices beginning of each month for the preceding 12 months with effect given to cash flow hedge positions, if any. If the net capitalized costs of oil and natural gas properties exceed the ceiling, we are subject to a ceiling test write-down to the extent of the excess. A ceiling test write-down is a non-cash charge to earnings. It reduces earnings and impacts stockholders’ equity in the period of occurrence and results in lower DD&A expense in future periods.  There is a risk that we will be required to write down the carrying value of our oil and natural gas properties if oil and natural gas prices decline further.

Depletion

Provision for depletion of oil and natural gas properties under the full cost method is calculated using the unit of production method based upon estimates of proved oil and natural gas reserves with oil and natural gas production being converted to a common unit of measure based upon their relative energy content. Costs to be amortized include the net carrying value of our oil and gas properties, the associated asset retirement costs, less estimated salvage value, plus the estimated future development costs associated with our proved undeveloped reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. The cost of any impaired property is transferred to the balance of oil and natural gas properties being depleted.

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

•	DD&A Rate = Current period production, divided by beginning proved reserves.

•	Provision for DD&A = DD&A Rate, times the un-depleted full cost pool of oil and gas properties plus the estimated future development costs associated with our PUDs.

Reserve estimates have a significant impact on the DD&A rate. If reserve estimates for our properties are revised downward in future periods, the DD&A rate will increase as a result of the revision. Alternatively, if reserve estimates are revised upward, the DD&A rate will decrease.

Hedging Activities

From time to time, we utilize derivative instruments, consisting of swaps, floors and collars, to attempt to reduce our exposure to changes in commodity prices and interest rates. We account for our derivatives in accordance with ASC 815 – Derivatives and Hedging (ASC 815). ASC 815 requires that all derivative instruments be recognized as assets or liabilities in the balance sheet, measured at fair value. The accounting for changes in the fair value of a derivative depends on both the intended purpose and the formal designation of the derivative. Designation is established at the inception of a derivative, but subsequent changes to the designation are permitted. We have elected not to designate any of our derivative financial contracts as accounting hedges and, accordingly, account for these derivative financial contracts using mark-to-market accounting. Changes in fair value of derivative instruments which are not designated as cash flow hedges are recorded in other income (expense) as changes in fair value of derivatives. Hedging is a strategy that can help a company to mitigate the volatility of oil and gas prices by limiting its losses if oil and gas prices decline; however, this strategy may also limit the potential gains that a company could realize if oil and gas prices increase.

Asset Retirement Obligation

We account for asset retirement obligations by recognizing a liability for the present value of all legal obligations associated with the retirement of tangible, long-lived assets and capitalizing an equal amount as a cost of the asset. The cost of the abandonment obligations, less estimated salvage values, is included in the computation of depreciation, depletion and amortization.

Intangibles

We follow the provisions of ASC 350-35 (ASC 350-35) on intangibles (formerly FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”).  ASC 350-35 requires us to identify the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset on goodwill and other intangibles in order to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  This change is intended to improve consistency between the useful life of a recognized intangible asset of ASC 350 and the period of expected cash flows used to measure the fair value of such asset of ASC 350 and other accounting guidance.  The requirement for determining useful lives must be applied prospectively to all intangible asset recognized as of, and subsequent to, January 1, 2009.

Inventory

Materials, supplies and commodity inventories are valued at the lower of cost or market. The cost is determined using the first-in, first-out method.

Recent Accounting Pronouncements

In July 2009, the FASB issued new accounting guidance under the Accounting Standards Codification (ASC) Topic 105 (ASC 105), (formerly, Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles”). Under this guidance, the ASC became the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC will become non-authoritative.   This Statement is effective for interim and annual periods ending after September 15, 2009. Other than the manner in which new accounting guidance is referenced, the adoption of this guidance did not materially impact the Company’s consolidated financial statements.

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

On January 1, 2009, the Company adopted new accounting guidance under ASC Topic 820 (ASC 820) on fair value measurements (formerly SFAS No. 157, “ Fair Value Measurements ”),  as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the consolidated financial statements on at least an annual basis. ASC 820 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of ASC 820 apply to other topics that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of ASC 820, as it relates to nonfinancial assets and nonfinancial liabilities had no impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted new accounting guidance under ASC Topic 810 (ASC 810) on consolidation (formerly SFAS No. 160, “ Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”).   ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This topic defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. ASC 810 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The presentation and disclosure requirements of ASC 810 were applied retrospectively. The adoption of ASC 810 had no impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted new accounting guidance under ASC Topic 815 (ASC 815) on derivatives and hedging (formerly SFAS No. 161, “ Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under ASC 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of ASC 815 had no impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted new accounting guidance under ASC Topic 350-35 (ASC 350-35) on intangibles (formerly FASB Staff Position (FSP) No. FAS 142-3, “ Determination of the Useful Life of Intangible Assets ”).  ASC 350-35  identifies the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset on goodwill and other intangibles in order to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The adoption of ASC 350-35 had no impact on the Company’s consolidated financial statements.

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

On January 1, 2009 the Company adopted new accounting guidance under ASC Topic 815 (ASC 815) on derivatives and hedging which provides that an entity should use a two steps approach to evaluate whether an equity-linked financial instrument, or embedded feature, is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuations. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In May, 2009 the Company adopted new accounting guidance under ASC Topic 855 (ASC 855) on subsequent events, (formerly, SFAS No. 165, “ Subsequent Events”) . ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 was effective for interim or annual periods ending after June 15, 2009. Management has evaluated subsequent events to determine if events or transactions occurring through November 11, 2009 (the date at which the financial statements were available to be issued), and has determined that no such events have occurred that would require adjustment to or disclosure in the financial statements.

In June 2009 the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167 ”). SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 will be effective January 1, 2010. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

SEC Rulemaking

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves in that companies must use a 12-month average price. The average is calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The SEC has required companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. These rules and disclosures are incorporated in our results of operation, financial statements and disclosures for the year ended December 31, 2009.

Item 8.    Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and supplementary financial data are included in this annual report on Form 10-K beginning on page F-1 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective as a result of material weaknesses in internal controls as of December 31, 2009.

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

An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by employees in the normal course of their work. Our management’s assessment is that the Company did not maintain effective ICFR as of December 31, 2009 within the context of the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our ICFR as designed, documented and tested, we identified multiple material weaknesses primarily related to maintaining an adequate control environment. The material weaknesses in our internal controls related to inadequate staffing within our accounting department and upper management,  lack of consistent policies and procedures, inadequate monitoring of controls, inadequate disclosure controls and significant turnover among the staff and officers of the Company.

It is Management’s plan to remediate the internal control material weakness by implementing new controls and procedures that combined will improve the quality of the financial reporting process.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The current Board of Directors and Executive Officers of Platinum are as follows:

Name	Age (1)	Position	Director Since	Director Class
Tim G. Culp	51	Chairman of the Board	2007	Class C
Al Rahmani	63	Interim Chief Executive Officer and Director	2009	Class A
William C. Glass	39	President and Director	2005	Class B
Bernard Albert Lang	73	Director	2008	Class A
Marc Berzins	70	Director	2009	Class A

(1)  As of May 14, 2010.

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

Al Rahmani has been a member of our board of directors since his appointment on February 18, 2009 and has been the Chief Executive Officer of Platinum Energy Resources, Inc. since March 2, 2009. Prior to joining the company, Mr. Rahmani held the position of Senior Vice President of Engineering and Development for Triple Five Worldwide Organization, LLC since 2006.  In that capacity, Mr. Rahmani was in charge of all Triple Five domestic and international mix-use, multi-discipline projects throughout the world.  From 1995 to December 2008, Mr. Rahmani served as Managing Director of A.R. Development, Inc., a technical engineering and financial services firm. In this capacity Mr. Rahmani was responsible for a variety of development projects.  From 1981 to 1995 Mr. Rahmani was one of the Principals of G.C.G. Consulting, a multi-disciplinary engineering firm.  In this capacity he was the head of the Infrastructure Engineering department as well as being responsible for international projects providing engineering services to a variety of clients both in the public and private sector.  During this period Mr. Rahmani successfully completed engineering projects in Ecuador, Peru and Bolivia.  From 1976 to 1981 Mr. Rahmani was managing director of Iran M.C.A., a consulting engineering firm, which was a division of WALTERKIDDE conglomerate, a publically traded company.  In this capacity Mr. Rahmani was responsible for numerous projects in Iran and throughout the Middle East.  The firm was engaged in a series of Fire Protection projects for the airline industry, hotels, and resort developments, highways, bridges, port design and infrastructure engineering.  Mr. Rahmani received a B.S. in civil engineering and a M.S. in civil/environmental engineering from the University of Massachusetts.

William C. Glass has been President of the Company and a member of our board of directors since inception. Mr. Glass has worked in the energy industry and energy financial derivatives markets since 1996. Mr. Glass has been an independent energy trader and consultant since December 2003. From July 2000 to December 2003, Mr. Glass was Vice president of Marubeni Energy Incorporated’s North American Natural gas division. He was responsible for all natural gas transactions, transportation, marketing, trading, and operations. From February 1997 to July 2000, Mr. Glass was a senior trader at Southern Company Energy marketing. His responsibilities included managing the financial gas daily desk as well as trading gulf coast, northeast, and mid west financial products. From October 1995 to February 1997, Mr. Glass worked at Enron as part of the risk management team. Mr. Glass holds a bachelor’s in Finance and Accounting from Texas A&M University.

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

Marc Berzins has been a member of our board of directors since his appointment on June 3, 2009.  Mr. Berzins has been a lawyer in private practice in Edmonton, Alberta, Canada since 1969.

Board Composition

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors (Class A), currently consisting of Bernard Lang, Al Rahmani and  Marc Berzins will expire at our first annual meeting of stockholders. The term of office of the second class of directors (Class B), consisting of William C. Glass, will expire at the second annual meeting. The term of office of the third class of directors (Class C), currently consisting of Tim G. Culp, will expire at the third annual meeting. Pursuant to the TEC acquisition agreement, Platinum has agreed that, for so long as Mr. Culp owns at least one percent (1%) of the outstanding shares of Platinum, to the extent permitted by applicable law and corporate governance rules, it shall: (i) cause Mr. Culp to be nominated to the board as a Class C director and submitted for election by the stockholders of Platinum; and (ii) cause an individual recommended by Mr. Culp to be nominated to the board as a Class A director (which individual shall be “independent” within the meaning of the NASDAQ corporate governance rules) and submitted for election by the shareholders of Platinum.  Mr. Culp has not yet recommended any individual to be nominated to the board.

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

We currently have two board members that are considered “independent” under the Nasdaq listing standards.

Compensation Committee

The compensation committee consists of the following members: Bernard Lang (chair), and Marc Berzins.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires Platinum directors, officers and persons owning more than 10% of Platinum’s common stock to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based on its review of the copies of such reports furnished to Platinum, or representations from certain reporting persons that no other reports were required, Platinum believes that all applicable filing requirements were complied with during the fiscal year ended December 31, 2009.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth the aggregate compensation awarded to, earned by or paid to our named executive officers in 2009 and 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation (2) ($)	Total ($)
Tim Culp	2009	134,978						7,500	142,478
Chairman of the Board(3)	2008	188,760						12,000	200,760

Al Rahmani	2009	182,533						16,309	198,842
Chief Executive Officer

Barry Kostiner	2009	81,400							81,400
Former Chief Executive Officer(4)	2008	188,760	2,750						191,510

Stephen Chalupka	2009	8,215							8,215
Former Chief Financial Officer(8)

Mickey Cunningham	2009	201,940						10,500	212,440
Former Chief Financial Officer(7)

Lisa Meier	2009	81,400							81,400
Former Chief Financial Officer and Treasurer(5)	2008	93,750	2,750		12,104			5,000	113,604

Robert L. Kovar	2008	125,510			19,494				145,004
Former Chief Operating Officer(6)

(1)
Represents the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2009 in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” as modified or supplemented (“SFAS 123R”).  See Note 9 – Equity and Stock Plans, for a description of the assumptions used in the calculation of stock option expense. Ms. Meier and Mr. Kovar each received an option to purchase 50,000 shares of common stock in 2008 and no awards in 2009.  Ms. Meier’s stock options had an exercise price of $3.90 per share, the closing price of the common stock on August 11, 2008, the date of grant, and are subject to a four year vesting schedule, with one-quarter of such options vesting on each anniversary of the date of grant, beginning August 11, 2009.  Mr. Kovar’s options had an exercise price of $5.15 per share, the closing price on the date of grant, and were subject to a five year vesting schedule, with one-fifth of such options to vest on each anniversary of the date of grant, beginning April 29, 2009.

(2)
Represents vehicle allowances paid to Tim Culp Mickey Cunningham and Lisa Meier. Other compensation paid to Mr. Rahmani represents the amount paid by the Company for an apartment for Mr. Rahmani’s use.

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

(5)	Mrs. Meier was hired August 11, 2008. Mrs. Meier resigned from her position on June 10, 2009.

(6)
Mr. Kovar was hired April 29, 2008 upon completion of the acquisition of Maverick Engineering, Inc. See “Employment Agreements-Robert L. Kovar” below.  On December 3, 2008, Mr. Kovar resigned from his position of Chief Operating Officer.

(7)
On June 30, 2009, Mickey Cunningham, the Chief Financial Officer of our subsidiary, Tandem Energy Corporation, was appointed to the additional role as Interim Chief Financial Officer of Platinum.  On September 15, 2009, Mr. Cunningham relinquished his role as the Chief Financial Officer of Platinum.

(8)	On September 15, 2009, Mr. Stephen Chalupka was appointed Chief Financial Officer of Platinum. Mr. Chalupka resigned from his position as Chief Financial Officer on October 9, 2009.

 Equity Awards

During 2009 equity awards were made under the 2006 Long Term Incentive Plan to certain of our directors as part of their compensation for serving on the board of directors.  Our 2006 Long Term Incentive Plan provides for different types of equity awards, including non-qualified and incentive stock options, shares of common stock, restricted stock and stock appreciation rights. Since equity awards may vest and grow in value over time, this component of our compensation plan is designed to reward performance over a sustained period.  Stock options represent rights to purchase shares of our stock at a set price at some date in the future, not to exceed ten years from the date of grant. Stock options are granted with an exercise price equal to the closing stock price on the business day immediately preceding the date of grant.  A total of 172,000 options have been made by the Company as of May 14, 2010. See “Director Compensation” for information on option grants made to certain directors.

Employment Agreements

  None.

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

We may grant incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses, or collectively, awards, to our officers and key employees, and those of our subsidiaries. In addition, the Plan authorizes the grant of non-qualified stock options and restricted stock awards to our directors and to any independent contractors and consultants who by their position, ability and diligence are able to make important contributions to our future growth and profitability. Generally, all classes of our employees are eligible to participate in our Plan.  As of May 14, 2010, options to purchase 172,000 shares of our common stock have been granted under the 2006 Plan.

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

Outstanding Equity Awards at Fiscal Year-End 2009

The following table sets forth information concerning unexercised options outstanding as of December 31, 2009 for each named executive officer.

	Option Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Option Exercise Price ($)	Option Expiration Date
Lisa Meier (1)	-	50,000	3.90	August 11, 2018
Robert L. Kovar (2)	-	50,000	5.15	April 29, 2018

(1) The stock options are subject to a four year vesting schedule, with one-quarter of such options vesting on each anniversary of the date of grant, beginning August 11, 2009.
(2) The options were subject to a five year vesting schedule, with one-fifth of such options vesting on each anniversary of the date of grant, beginning April 29, 2009.

Both Ms. Meier and Mr. Kovar resigned from the Company in 2009.  Their separation from the Company is subject to litigation.

Director Compensation

The following table sets forth information concerning the compensation earned by non-employee directors during the fiscal year ended December 31, 2009.  Other than Mr. Glass, none of our employee directors received compensation for their services as a director on our Board.

Name	Option Awards ($)(1)	Total ($)
Bernard Albert Lang(2)	1,146	21,250
William Glass	-	42,750
Marc Berzins	-	6,250

(1)  Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2009 in accordance with SFAS 123R disregarding the estimate of forfeitures.  See Part II, Item 8 – Notes to the Consolidated Financial Statements for the years ended December 31, 2009 and 2008, Note 9 – Equity and Stock Plans, for a description of the assumptions used in the calculation of stock option expense.

(2)  As of December 31, 2009, Mr. Lang held options to purchase 21,000 shares of common stock, 17,250 of which were exercisable. Mr. Lang received an option to purchase 5,000 shares of common stock on July 16, 2008 with an exercise price of $3.90 per share, the closing price on the date of grant.  The option is subject to a five year vesting schedule, with one-fifth of such options vesting on each anniversary of the date of grant, beginning July 16, 2009.  In addition, Mr. Lang received an option to purchase 16,000 shares of common stock on January 1, 2009 with an exercise price of $0.61 per share, the closing price on the date of grant.  The option vests on the first anniversary of the date of grant, January 1, 2010.

Compensation Committee Interlocks and Insider Participation

Our compensation committee is composed of Bernard Lang and Marc Berzins.  Mr. Lang serves as chair of the committee.   For the year ended December 31, 2009, our board of directors consisted of Messrs. Culp, Glass, Berzins, Lang, Rahmani, Kostiner and McLennan.  Mr. Kostiner resigned from the board in March 2010 and Mr. McLennan resigned from the board in May 2010. No person who served as a member of the board of directors during the fiscal year ended December 31, 2009 was a current or former officer or employee or engaged in certain transactions with us, required to be disclosed by regulations of the SEC.  There were no compensation committee “interlocks” during the fiscal year ended December 31, 2009, which generally means that none of our executive officers served as a director or member of the compensation committee of another entity, one of whose executive officers served as one of our directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 12, 2010:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each named executive officer and director; and

•	all our officers and directors as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock **
D.B. Zwirn Special Opportunities Fund, L.P. (2)	1,625,000	7.19%
D.B. Zwirn Special Opportunities Fund, Ltd. (2)
HCM/Z Special Opportunities LLC(2)
Syd Ghermezian(3)	12,715,263	56.25%
Pacific International Holdings Group LLC(3)
Tim G. Culp	2,115,976	9.36%
William C. Glass	270,000	1.19%
Bernard Albert Lang(4)	17,250	* %
Marc Berzins	-	-%
Roderick McLennan	-	-%
Al Rahmani	-	-%
All directors and executive officers as a group (8 individuals)	2,403,226	10.63%

*	Denotes percentages of less than 1%.

**	Percentage of outstanding common stock based on 22,606,475 shares of our common stock outstanding as of April 12, 2010.

(1)	Unless otherwise indicated, the business address of each of the individuals 11490 Westheimer Rd., Suite 1000, Houston Texas, 77077

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

(3)
Based on a Statement on Schedule 13D (Amendment No. 12) filed with the SEC on March 5, 2010, by Syd Ghermezian and Pacific International Group Holdings LLC.  The 12,715,263 shares listed include 12,715,263 shares of common stock held by Pacific International Group Holdings LLC.  Mr. Ghermezian is manager of Pacific International Group Holdings LLC. Syd Ghermezian’s address is 9440 West Sahara, Suite 240, Las Vegas, Nevada 89117.

(4)	Mr. Lang is the holder of options to purchase 21,000 shares of the Company’s common stock, 17,250 of which have vested.

Securities Authorized for Issuance Under Our Long-Term Incentive Compensation Plan

The following chart reflects the status of securities authorized under our Long-Term Incentive Compensation Plan as of December 31, 2009:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	151,000	$4.00	3,828,000
Equity compensation plans not approved by security holders	N/A	N/A	0
Total	151,000	$4.00	3,828,000

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

There were no transactions with related parties in 2009.

Item 14.  Principal Accounting Fees and Services

The firm of GBH CPAs, P.C. acts as our independent registered accounting firm. GBH CPAs, P.C. was appointed as our independent registered accounting firm on January 22, 1010.  We did not pay any fees to GBH CPAs, P.C. during the year ended December 31, 2009.  Our prior independent registered accounting firm was Marcum, LLP, formerly known as Marcum & Kleigman LLP.  The following is a summary of fees paid to Marcum, LLP for services rendered in the years ended December 31, 2009 and 2008.

Type of Fees	2009	2008
Audit fees	$264,000	$307,000
Audit-related fees	$-	$105,500
Tax fees	$–	$–
All other fees	$–	$–

Audit Fees
During the year ended December 31, 2009, the fees for our principal accountant were $69,000 for the review of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009, and $195,000 for the audit of our Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2010.

During the year ended December 31, 2008, the fees for our principal accountant were $307,000 for the review of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008 and the audits of our financial statements to be included in our Annual Reports on Form 10-K for the years ended December 31, 2008.

Audit Related Fees

During the fiscal year ended December 31, 2008, the audit related fees for our prior principal accountant were $105,500 in connection with the Company’s Form S-1 and S-1/A filings made with the SEC and Form 8-K filing made with the SEC on the Maverick acquisition. We did not incur any audit related fees in the year ended December 31, 2009.

Tax Fees

Our principal accountants rendered no services with respect to tax advice and tax planning in 2009 or 2008.

All Other Fees

In 2009 and 2008, there were no fees billed for services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. Our board of directors approved the engagement of GBH CPAs, P.C. as our independent registered public accounting firm on January 22, 2010.

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

14	Code of Conduct and Ethics (incorporated by reference from Exhibit 14 to Platinum’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed on March 24, 2006)

21	Subsidiaries of Platinum (incorporated by reference from Exhibit 21 to Platinum’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on April 1, 2008)

23	Consent of independent petroleum consultants.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

99.1	Report of Williamson Petroleum Consultants, Inc., Petroleum Consultants

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunder duly authorized, as of June 30, 2010.

PLATINUM ENERGY RESOURCES, INC.

By	/s/ AL RAHMANI
Al Rahmani
Interim Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacity indicated have signed this report below as of June 30, 2010.

/s/ AL RAHMANI	Interim Chief Executive Officer, Director
Al Rahmani	(Principal Executive Officer)

/s/ AL RAHMANI	Principal Accounting Officer
Al Rahmani	(Principal Financial and Accounting Officer)

/s/ TIM G. CULP	Chairman of the Board
Tim G. Culp

/s/ WILLIAM C. GLASS	President, Director
William C. Glass

/s/ BERTRAM A. LANG	Director
Bertram A. Lang

/s/ Marc Berzins	Director
Marc Berzins

PLATINUM ENERGY RESOURCES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Platinum Energy Resources, Inc. and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheet of Platinum Energy Resources, Inc. and Subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Platinum Energy Resources, Inc. and Subsidiaries, as of December 31, 2009 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has experienced significant losses since inception and is currently in default of its debt agreements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also discussed in Note 2.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, P.C.

GBH CPAs, PC
Houston, Texas
June 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Platinum Energy Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Platinum Energy Resources, Inc. and Subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Platinum Energy Resources, Inc. and Subsidiaries, as of December 31, 2008, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
(formerly Marcum & Kliegman LLP)
New York, New York
May 29, 2009

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,941,939	$3,668,092
Accounts receivable, net of $224,392 and $164,392 allowance for doubtful accounts as of December 31, 2009 and 2008, respectively
Oil and gas sales	2,079,201	1,629,931
Service	2,961,546	5,255,041
Inventory	410,791	436,477
Fair value of commodity derivatives - current	3,595,144	1,968,186
Prepaid expenses and other current assets	610,989	747,225

Total current assets	12,599,610	13,704,952

Property and equipment, at cost
Oil and gas properties, full cost method	208,291,206	204,372,437
Other property and equipment	5,565,746	5,492,072
Less accumulated depreciation, depletion, amortization and impairment	(167,973,630)	(145,016,531)
Property and equipment, net	45,883,322	64,847,978

Other assets
Intangible assets, net	-	5,061,066
Fair value of commodity derivatives	3,190,294	18,562,702
Real estate held for development	2,700,000	2,700,000

Total assets	$64,373,226	$104,876,698

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable
Trade service	$2,154,188	$2,551,808
Oil and gas	920,818	1,115,114
Accrued liabilities and other	4,033,935	4,437,995
Income taxes payable	328,324	119,770
Current Portion of Asset Retirement Obligation	812,670	-
Current maturities of long-term debt, capital lease obligations and notes payable	17,802,925	13,403,731
Total current liabilities	26,052,860	21,628,418

Long-term debt and capital lease obligations, net of current portion	$111,315	4,687,423
Notes payable - acquisitions	3,422,433	3,231,959
Other accrued liabilities	119,735	148,458
Asset retirement obligation	$6,426,424	4,537,243
Deferred income taxes	-	10,459,000
Total long-term liabilities	$10,079,907	23,064,083

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 1,000,000 authorized, 0 shares issued	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized; 24,068,675 shares issued and 22,070,762 shares outstanding in each period, respectively	2,407	2,407
Additional paid-in capital	155,175,771	155,100,474
Accumulated deficit	(111,276,255)	(79,257,220)
Treasury stock - 1,997,913 shares, at cost	(15,661,464)	(15,661,464)

Total stockholders' equity	$28,240,459	60,184,197

Total liabilities and stockholders' equity	$64,373,226	$104,876,698

The accompanying notes are an integral part of these consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2009	2008

Revenues
Oil and gas sales	$17,173,709	$34,156,974
Service revenues	18,520,324	19,025,921
	35,694,033	53,182,895
Costs and expenses
Lease and other operating expense	9,656,006	13,972,725
Cost of service revenues	17,542,774	16,698,860
Marketing, general and administrative expense	8,632,621	11,369,994
Depreciation, depletion and amortization expense	7,101,352	12,608,072
Impairment of oil and gas properties and equipment	16,597,257	131,795,087
Impairment of goodwill and intangible assets	4,397,928	8,040,179
Accretion of abandonment obligations	322,969	266,054

Total costs and expenses	64,250,907	194,750,971

Operating loss	(28,556,874)	(141,568,076)

OTHER INCOME (EXPENSE)
Interest income	14,482	199,162
Interest expense	(1,283,525)	(924,520)
Change in fair value of commodity derivatives	(12,525,540)	17,309,196
Other	7,678	(6,117)
Total other income (expense)	(13,786,905)	16,577,721

Loss Before Income Taxes	(42,343,779)	(124,990,355)
Provision (Benefit) For Income Taxes	(10,324,744)	(44,170,760)

Net Loss	$(32,019,035)	$(80,819,595)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic and diluted	22,070,762	22,070,762

NET LOSS PER COMMON SHARE:
Basic and diluted	$(1.45)	$(3.66)

The accompanying notes are an integral part of these consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common stock				Treasury stock
			Additional paid-	Retained earnings			Total stockholders'
	Shares	Amount	in capital	(deficit)	Shares	Amount	equity

Balance - January 1, 2008	24,068,675	$2,407	$155,064,142	$1,562,375	(1,997,913)	$(15,661,464)	$140,967,460
Stock based compensation	—	—	36,332	—	—	—	36,332
Net loss	—	—	—	(80,819,595)	—	—	(80,819,595)

Balance - December 31, 2008	24,068,675	$2,407	$155,100,474	$(79,257,220)	(1,997,913)	$(15,661,464)	$60,184,197
Stock based compensation	—	—	75,297	—	—	—	75,297
Net loss	—	—	—	(32,019,035)	—	—	(32,019,035)

Balance - December 31, 2009	24,068,675	$2,407	$155,175,771	$(111,276,255)	(1,997,913)	$(15,661,464)	$28,240,459

The accompanying notes are an integral part of these consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008

Cash Flows From Operating Activities
Net loss	$(32,019,035)	$(80,819,595)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	7,101,352	12,608,072
Impairment of oil and gas properties and equipment	16,597,257	131,795,087
Impairment of goodwill and intangible assets	4,397,928	8,040,179
Accretion of asset retirement obligation and debt discount	$561,619	415,837
Stock based compensation	75,297	36,332
Deferred income taxes	(10,459,000)	(44,199,003)
Commodity Derivatives	12,525,540	(22,565,418)
Changes in operating assets and liabilities:
Accounts receivable	1,844,225	698,640
Inventory	25,686	(347,921)
Prepaid expenses and other current assets	136,236	(290,477)
Accounts payable	(591,916)	824,990
Accrued liabilities and other	(432,783)	2,063,455
Income taxes payable	208,554	(135,190)
Commodity derivatives	—	(1,008,566)
Net cash provided by (used in) operating activities	(29,040)	7,116,423

Cash Flows From Investing Activities
Additions to property and equipment	(1,691,933)	(20,663,083)
Acquisition of other businesses - oil and gas properties	—	(7,939,139)
Acquisition of Maverick, net of cash of $ 621,518	—	(5,640,601)
Advance payment and costs, Pleasanton transaction	—	2,522,639
Cash Received (Paid) on settlement of derivative contracts	1,219,910	—
Net cash used in investing activities	(472,023)	(31,720,184)

Cash Flows From Financing Activities
Proceeds of revolving credit facility	1,000,000	12,008,767
Payments, long-term debt and capital leases	(1,225,090)	(166,533)
Net cash provided by (used in) financing activities	(225,090)	11,842,234

Net decrease in cash	(726,153)	(12,761,527)

Cash and cash equivalents - beginning of the period	3,668,092	16,429,619

Cash and cash equivalents - end of the period	$2,941,939	$3,668,092

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$703,000	$635,203
Income taxes
Non-Cash Investing and Financing Activities:
Revision to estimate of asset retirement obligation	2,378,882	-
Issuance of notes payable - Pleasanton acquisition	$-	$550,000
Adjustment of purchase price of oil and gas properties and deferred taxes	$-	$4,640,000
Acquisition of Maverick (cash flow notes, net of discount)	$-	$3,034,000

Acquisition of Maverick in 2008:
Cash	$-	$621,518
Accounts receivable	-	4,296,033
Other current assets	-	157,303
Property and equipment	-	1,510,052
Goodwill	-	5,912,611
Intangible assets	-	5,522,250
Accounts payable	-	(634,984)
Accrued expenses	-	(1,765,404)
Accrued payroll	-	(576,165)
Term notes and revolving line of credit	-	(5,223,086)
Capitalized lease obligations	-	(524,010)
Total purchase price	-	9,296,118
Less: Cash consideration paid to sellers	-	(6,000,000)
Less: Transaction costs	-	(262,118)
Non-cash consideration issued to sellers	$-	$3,034,000

The accompanying notes are an integral part of these consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

Note 1 - Organization, Business and Operations and Basis of Presentation

Platinum Energy Resources, Inc. and subsidiaries (the “Company” or “Platinum”) was incorporated in Delaware on April 25, 2005 as a blank check company for the purpose of effecting a business combination with an unidentified operating business in the global oil and natural gas industry. In October 2005, the Company completed an initial public offering and raised gross proceeds of approximately $115 million, as described in Note 12.  In October 2007, the Company acquired substantially all of the assets and assumed all of the liabilities of Tandem Energy Corporation (“Tandem”). Prior to the Tandem transactions, the Company had no operations other than conducting an initial public offering and seeking a business combination. Effective on April 29, 2008, the Company acquired Maverick Engineering, Inc. (“Maverick”), an engineering services enterprise which was incorporated in December 1993 in the State of Texas, described in Note 4.

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
and

(ii) Maverick provides engineering and construction services primarily for three types of clients: (1) upstream oil and gas, domestic oil and gas producers and pipeline companies; (2) industrial, petrochemical and refining plants; and (3) infrastructure, private and public sectors, including state municipalities, cities, and port authorities. Maverick operates out of facilities headquartered in Houston, Texas and operates primarily in Texas.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred significant losses, resulting in cumulative losses of $111,276,255 through December 31, 2009. Additionally, the Company’s outstanding loan with the Bank of Texas matured on June 1, 2010 and remains unpaid as of June 30, 2010; however, as of June 30, 2010, the Company has not received a notice of foreclosure from the Bank of Texas. The Company’s current cash on hand is not adequate to satisfy the Bank of Texas debt. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plan to resolve the uncertainty about our ability to continue as a going concern includes cost reductions and seeking additional debt financing or the refinancing of our existing Bank of Texas loan.  There is no assurance that we will be able to obtain such additional funds through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing or refinancing, if achievable, will be adequate to meet our ultimate capital needs and to support our growth. If the Company is not able to obtain additional financing on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.

As a result of the above discussed conditions, there exists substantial doubt about our ability to continue as a going concern. Our consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that we are unable to continue as a going concern.

Note 3 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Acquisitions

Acquisitions have been accounted for using the purchase method of accounting. The acquired companies’ results have been included in the accompanying financial statements from their respective dates of acquisition. Allocation of the purchase price for acquisitions was based on the estimates of fair value of the net assets acquired.

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

Oil and natural gas reserve estimates, which are the basis for unit-of-production depletion and the full cost ceiling test, have a number of inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and money market funds for purposes of the statements of cash flows. The Company considers all highly liquid monetary instruments with original maturities of three months or less to be cash equivalents.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits.  Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.   As of December 31, 2009, the Company had deposits with institutions in excess of the insured limits totaling $2,311,178.

Accounts Receivable and Allowance for Doubtful Accounts

Oil and Gas Operations - The Company’s trade receivables consist primarily of receivables from first purchasers of the Company’s share of oil and gas production and  non-operators who own an interest in properties which the Company operates.  The Company has the ability and the right to withhold oil and gas revenues from any owner who is delinquent in their payments to the Company for their share of well costs and receivables and receivables are recorded when the Company incurs expenses on behalf of the non-operators.

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

Allowance for doubtful accounts – The Company’s reported balance of accounts receivable, net of allowance for doubtful accounts, represents management’s estimate of the amount that ultimately will be realized in cash.  The Company reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical payment trends and the age of the receivables and knowledge of the individual customers.  When the analyses indicate, management increases or decreases the allowance accordingly.  However, if the financial condition of our customers were to deteriorate, additional allowances may be required.

Inventories

Materials, supplies and tubulars are valued at the lower of cost or market. The cost is determined using the first-in, first-out method.

Proved Oil and Gas Reserves

In accordance with Rule 4-10(a) of SEC Regulation S-X, proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., average price in preceding 12 months. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalation based upon future conditions.

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

(iii)	Estimates of proved reserves do not include the following:

(A)	oil that may become available from known reservoirs but is classified separately as “indicated additional reserves”;

(B)	crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors;

(C)	crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects.

Oil and gas properties

The Company uses the full cost method of accounting for exploration and development activities as defined by the Securities and Exchange Commission (“SEC”). Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as oil and gas properties. This includes any internal costs that are directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities.

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

Depletion, depreciation and amortization - Depletion is provided using the unit-of-production method based upon estimates of proved oil and natural gas reserves with oil and natural gas production being converted to a common unit of measure based upon their relative energy content. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is deducted from the capitalized costs to be amortized. Once the assessment of unproved properties is complete and when major development projects are evaluated, the costs previously excluded from amortization are transferred to the full cost pool and amortization begins. The amortizable base includes estimated future development costs and where significant, dismantlement, restoration and abandonment costs, net of estimated salvage value.

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists and engineers which require significant judgment as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expense. There have been no material changes in the methodology used by the Company in calculating depletion of oil and gas properties under the full cost method during the year ended December 31, 2009 and 2008.

Ceiling Test

Under the full cost method of accounting, a ceiling test is performed quarterly. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test determines a limit on the carrying value of oil and gas properties.  The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization, and impairment and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, generally using average prices for the preceding 12 months held flat for the life of production and including the effect of derivative instruments that qualify as cash flow hedges, if any, discounted at 10%, net of related tax effects, plus the cost of unevaluated properties and major development projects excluded from the costs being amortized. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated depreciation, depletion, amortization and impairment.

In accordance with SEC Staff Accounting Bulletin ("SAB") No. 103, Update of Codification of Staff Accounting Bulletins  , derivative instruments qualifying as cash flow hedges are to be included in the computation of the limitation on capitalized costs. The Company has not accounted for its derivative contracts as cash flow hedges. Accordingly, the effect of these derivative contracts has not been considered in calculating the full cost ceiling limitation as of December 31, 2009 or 2008.

The Company recorded a non-cash ceiling test impairment of oil and natural gas properties of $16.6 million during the fourth quarter ended December 31, 2009 as a result of the substantial decline in commodity prices and negative revisions in the Company's proved undeveloped reserve quantities.

Asset Retirement Obligation

The Company to recognizes a liability for the present value of all legal obligations associated with the retirement of tangible, long-lived assets and capitalize an equal amount as a cost of the asset. The cost of the abandonment obligations, less estimated salvage values, is included in the computation of depreciation, depletion and amortization.

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

In accordance with ASC 360-10 Impairment or Disposal of Long-Lived Assets (formerly SFAS No. 144, Accounting for the impairment or Disposal of Long-Lived Assets), the Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

As of December 31, 2009, the Company recognized $4.4 million of impairment charges related to the impairment of other intangible assets related to the acquisition of Maverick based upon the business outlook for Maverick.  In 2008, the Company recognized $7.8 million of goodwill impairment and $0.2 million related to impairment of intangible assets.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation—Stock Compensation (formerly SFAS No. 123(R) Share Based Payment). This codification addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under the codification, SBP awards are measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and results in a charge to operations

Non-Employee Stock Based Compensation

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 505-50 Equity-Based Payments to Non-Employees (formerly SFAS No. 123(R) and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,”) which requires that such equity instruments be recorded at their fair value on the measurement date.

Income Taxes

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

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2009.   The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as interest expenses.

 Fair Value Measurements

Effective January 1, 2008, the Company adopted  ASC 820 formerly SFAS No. 157, (“Fair Value Measurement”) which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The implementation of ASC 820 did not cause a change in the method of calculating fair value of assets or liabilities, with the exception of incorporating a measure of the Company’s own nonperformance risk or that of its counterparties as appropriate, which was not material. The primary impact from adoption is disclosed in Note 8.

In conjunction with the adoption of ASC 820 formerly, the Company also adopted SFAS No. 159,The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,   effective January 1, 2008. ASC 820 allows a company the option to value its financial assets and liabilities, on an instrument by instrument basis, at fair value, and include the change in fair value of such assets and liabilities in its results of operations. The Company did not apply the provisions of ASC 820 to any of its financial assets or liabilities. Accordingly, there was no impact to the Company's consolidated financial statements resulting from the adoption of ASC 820.

Income (Loss) Per Share

Earnings (loss) per common share amounts (“basic EPS”) were computed by dividing earnings (loss) by the weighted average number of common shares outstanding for the period. Earnings per common share amounts, assuming dilution (“diluted EPS”), were computed by reflecting the potential dilution from the exercise of dilutive common stock equivalents, such as options or warrants. Due to losses incurred for the years ending December 31, 2009 and 2008, basic and diluted EPS are the same.

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

Derivative Financial Investments

From time to time, the Company may utilize derivative instruments, consisting of puts, calls, swaps, and price collars, to attempt to reduce its exposure to changes in commodity prices and interest rates. All derivative instruments are recognized as assets or liabilities in the balance sheet, measured at fair value. The accounting for changes in the fair value of a derivative depends on both the intended purpose and the formal designation of the derivative. Designation is established at the inception of a derivative, but subsequent changes to the designation are permitted. The Company has elected not to designate any of its derivative financial contracts as accounting  or cash flow hedges and, accordingly, has accounted for these derivative financial contracts using mark-to-market accounting. Changes in fair value of derivative instruments which are not designated as cash flow hedges are recorded in other income (expense) as changes in fair value of commodity derivatives.

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

Sales of natural gas, natural gas liquids and oil are recognized when natural gas, natural gas liquids and oil have been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured, and the sales price is fixed or determinable. We sell natural gas, natural gas liquids and oil on a monthly basis. Virtually all of our contracts’ pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of the natural gas, natural gas liquid or oil, and prevailing supply and demand conditions, so that the price of the natural gas, natural gas liquid and oil fluctuates to remain competitive with other available natural gas, natural gas liquid and oil supplies.

The Company has elected the entitlements method to account for gas production imbalances. Gas imbalances occur when we sell more or less than our entitled ownership percentage of total gas production. Any amount received in excess of our share is treated as a liability. If we receive less than our entitled share the underproduction is recorded as a receivable. The Company did not have any significant gas imbalance positions at December 31, 2009 or 2008.

Revenue Recognition -  Engineering

Revenues and profits on long-term contracts are recorded under the percentage-of-completion method.

Progress towards completion on fixed price contracts is measured based on physical completion of individual tasks for all contracts with a value of $5,000 or greater. For contracts with a value less than $5,000, progress toward completion is measured based on the ratio of costs incurred to total estimated contract costs (the cost-to-cost method).

Progress towards completion on cost-reimbursable contracts is measured based on the ratio of quantities expended to total forecasted quantities, typically man-hours. Incentives are also recognized on a percentage-of-completion basis when the realization of an incentive is assessed as probable. We include flow-through costs consisting of materials, equipment or subcontractor services as both operating revenues and cost of operating revenues on cost-reimbursable contracts where we have overall responsibility as the contractor for the engineering specifications and procurement or procurement services for such costs. There is no contract profit impact of flow-through costs as they are included in both operating revenues and cost of operating revenues at cost.

Contracts in process are stated at cost, increased for profits recorded on the completed effort or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts.

At any point, we have numerous contracts in progress, all of which are at various stages of completion. Accounting for revenues and profits on long-term contracts requires estimates of total contract costs and estimates of progress toward completion to determine the extent of revenue and profit recognition. We rely extensively on estimates to forecast quantities of labor (man-hours), materials and equipment, the costs for those quantities (including exchange rates), and the schedule to execute the scope of work including allowances for weather, labor and civil unrest. In determining the revenues, we must estimate the percentage-of-completion, the likelihood that the client will pay for the work performed, and the cash to be received net of any taxes ultimately due or withheld by the jurisdiction where the work is performed. Projects are reviewed on an individual basis and the estimates used are tailored to the specific circumstances. In establishing these estimates, we exercise significant judgment, and all possible risks cannot be specifically quantified

The percentage-of-completion method requires that adjustments or re-evaluations to estimated project revenues and costs, including estimated claim recoveries, be recognized on a project-to-date cumulative basis, as changes to the estimates are identified. Revisions to project estimates are made as additional information becomes known, including information that becomes available subsequent to the date of the consolidated financial statements up through the date such consolidated financial statements are filed with the SEC. If the final estimated profit to complete a long-term contract indicates a loss, provision is made immediately for the total loss anticipated. Profits are accrued throughout the life of the project based on the percentage-of-completion. The project life cycle, including project-specific warranty commitments, if any, can be up to approximately six years in duration.

The actual project results can be significantly different from the estimated results. When adjustments are identified near or at the end of a project, the full impact of the change in estimate is recognized as a change in the profit on the contract in that period. This can result in a material impact on our results for a single reporting period. We review all of our material contracts on a monthly basis and revise our estimates as appropriate for developments such as earning project incentive bonuses, incurring or expecting to incur contractual liquidated damages for performance or schedule issues, providing services and purchasing third-party materials and equipment at costs differing from those previously estimated and testing completed facilities, which, in turn, eliminates or confirms completion and warranty-related costs. Project incentives are recognized when it is probable they will be earned. Project incentives are frequently tied to cost, schedule and/or safety targets and, therefore, tend to be earned late in a project’s life cycle.

Recently Issued Accounting Pronouncements

In July 2009, the FASB issued new accounting guidance under the Accounting Standards Codification (ASC) Topic 105 (ASC 105), (formerly, SFAS No. 168, “The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles”). Under this guidance, the ASC became the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC became  non-authoritative.   This Statement is effective for interim and annual periods ending after September 15, 2009. Our accounting policies were not affected by the conversion to ASCOther than the manner in which new accounting guidance is referenced, the adoption of this guidance did not materially impact the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted new accounting guidance under ASC Topic 805 (ASC 805) on business combinations, (formerly SFAS No. 141 (R), “Business Combinations ” which replaced SFAS No. 141“ Business Combinations ”).  ASC 805 retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. ASC 805 requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, to be measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, ASC 805 requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption of ASC 805 did not have a material impact on the Company’s condensed consolidated financial statements. The provisions of ASC 805 will be applied at such time when measurement of a business acquisition is required.

On January 1, 2009, the Company adopted new accounting guidance under ASC Topic 820 (ASC 820) on fair value measurements (formerly SFAS No. 157, “ Fair Value Measurements ”),  as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the consolidated financial statements on at least an annual basis. ASC 820 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of ASC 820 apply to other topics that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of ASC 820, as it relates to nonfinancial assets and nonfinancial liabilities had no impact on the Company’s consolidated financial statements. The provisions of ASC 820 will be applied at such time as a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of ASC 820.

On January 1, 2009, the Company adopted new accounting guidance under ASC Topic 810 (ASC 810) on consolidation (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ”).   ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This topic defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. ASC 810 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The presentation and disclosure requirements of ASC 810 were applied retrospectively. The adoption of ASC 810 had no impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted new accounting guidance under ASC Topic 815 (ASC 815) on derivatives and hedging (formerly SFAS No. 161, “ Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under ASC 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of ASC 815 had no impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted new accounting guidance under ASC Topic 350-35 (ASC 350-35) on intangibles (formerly FASB Staff Position (FSP) No. FAS 142-3, “ Determination of the Useful Life of Intangible Assets ”).  ASC 350-35  identifies the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset on goodwill and other intangibles in order to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The adoption of ASC 350-35 had no impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted new accounting guidance under ASC Topic 260 (ASC 260) on earnings per share which established that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2009 the Company adopted new accounting guidance under ASC Topic 815 (ASC 815) on derivatives and hedging which provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument, or embedded feature, is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuations. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May, 2009 the Company adopted new accounting guidance under ASC Topic 855 (ASC 855) on subsequent events, (formerly, SFAS No. 165, “Subsequent Events”. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 was effective for interim or annual periods ending after June 15, 2009. Management has evaluated subsequent events to determine if events or transactions occurring through the date at which the financial statements were available to be issued and has determined that no such events have occurred that would require adjustment to or disclosure in the financial statements.

In August 2009, FASB issued Accounting Standards Update 2009-05 which includes amendments to Subtopic 820-10, Fair Value Measurements and Disclosures—Overall. The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this Update clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and  also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

In June 2008, the FASB ratified Emerging Issue Task Force (“EITF”) 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock  (“EITF 07-5”). EITF 07-5 provides framework for determining whether an instrument is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The implementation of EITF 07-5 did not  have a material effect on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.  Additional text is needed for this area.

 Note 4 — Acquisitions

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

In addition, the sellers agreed to satisfy and assume Maverick's bank indebtedness in the aggregate amount of $4,889,538 consisting of a $2,960,155 revolving line of credit maturing April 2008, a $1,584,375 term note due April 2011, and $345,008 oil and gas note due May 2009, using a portion of the cash received by them at closing. Following the closing, the Company was indebted to the sellers for these amounts under terms identical to those of the bank loan agreements. On April 30, 2008, Maverick entered into extension and modification agreements with the sellers pursuant to which the sellers agreed to defer principal payments of the $1.6 million term loan for six months and extend the maturity date to April 2013. The sellers also agreed to extend the maturity date of the revolving line of credit to 2010. In addition, as of December 31, 2008, Maverick was not in compliance with the debt service coverage ratio contained in the loan agreements. On August 14, 2008, the sellers waived the Company's obligation to maintain this ratio through September 30, 2009 (See Note 11).

The aggregate purchase price for Maverick reflected in the financials, including legal and other items, was $9,296,118. Our consolidated results of operations for the year ended December 31, 2008 include the results of operations of Maverick for the period from April 29, 2008 (the date of acquisition) through December 31, 2008.

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

Unaudited Pro-Forma Financial Information

The following unaudited pro forma consolidated results of operations assume that the Maverick acquisition was completed as of January 1, 2008 for the periods shown below (stated in thousands, except for per share amount):

	Pro Forma Consolidated Results of Operations
	Revenue	(Loss) Before Income Taxes	Net Loss	Loss Per Share
Year Ended December 31, 2008	$63,828	$(125,192)	$(80,950)	$(3.67)

The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the Maverick acquisition had been completed as of the beginning of 2008, nor are they necessarily indicative of future consolidated results. The impact on pro forma results of other transactions entered into by the Company other than Maverick was immaterial.

The assets and liabilities related to the foregoing acquisitions were recorded in the Company’s consolidated balance sheet at their estimated fair values at the date of acquisition.

Goodwill and intangible assets acquired were evaluated during the fourth quarter of 2009 and 2008 for potential impairment.  Based on its evaluation as of December 31, 2009 and 2008, the Company recognized $4.4 million in impairment charges of intangible assets for 2009, and $7.8 million of goodwill impairment charges, as well as an additional charge of $0.2 million related to the impairment of amortizable intangible assets related to the acquisition of Maverick in 2008.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

Note 5 - Oil and Gas Properties

The following table sets forth the Company’s costs incurred in oil and gas property acquisition, exploration and development activities for years ended December 31, 2009 and 2008 (stated in thousands):

	2009	2008
Beginning balance:	$204,372	$170,572
Acquisition of properties
Proved	-	7,489
Unproved	-	1,000
Adjustment to purchase price of oil and gas properties	-	4,640
Exploration costs	-	1,130

Revision to Asset Retirement Obligation	2,339
Development costs	1,580	19,541

Balance at December 31:	$208,291	$204,372

The following table sets forth the Company’s capitalized costs relating to oil and gas producing activities at December 31, 2009 (stated in thousands):

Costs being amortized	$208,291
Costs not being amortized	0
208,291
Accumulated depletion and impairment (1)	(164,497)

Net capitalized costs at December 31, 2009	$43,794

(1) Includes ceiling limitation impairment charges of $16.6 and $130.1 million incurred during the years ended December 31, 2009 and 2008, respectively.

Note 6 – Inventory

The following table describes the content of our inventory during each of the years ended December 31, 2009 and 2008 (stated in thousands):

	2009	2008
Equipment	$411	$436

Balance at December 31:	$411	$436

Note 7 – Derivative Financial Instruments

The Company engages in price risk management activities from time to time.  We utilize derivative instruments, consisting of swaps, floors and collars, to attempt to reduce our exposure to changes in commodity prices. All derivative instruments are recognized as assets or liabilities in the balance sheet, measured at fair value. The accounting for changes in the fair value of a derivative depends on both the intended purpose and the formal designation of the derivative. Designation is established at the inception of a derivative, but subsequent changes to the designation are permitted. We have elected not to designate any of our derivative financial contracts as accounting hedges and, accordingly, account for these derivative financial contracts using mark-to-market accounting. Changes in fair value of derivative instruments which are not designated as cash flow hedges are recorded in other income (expense) as changes in fair value of derivatives. The obligations under the derivatives contracts are collateralized by the same assets that collateralize the Senior Credit Facility, and the contracts are cross-defaulted to the Senior Credit Facility.  Substantially all of the derivative financial instruments are collateral for the Senior Credit Facility.

While the use of these arrangements may limit the Company's ability to benefit from increases in the price of oil and natural gas, it is also intended to reduce the Company's potential exposure to significant price declines. The Company had approximately 44% of its 2009 crude oil production and 0% of its gas production covered by derivative contracts. These derivative transactions are generally placed with major financial institutions that the Company believes are financially stable; however, in light of the recent global financial crisis, there can be no assurance of the foregoing.

For the years ended December 31, 2009 and 2008, the Company included in other income realized and unrealized losses related to its derivative contracts as follows (stated in thousands):

	2009	2008
Crude oil derivative realized settlements	$1,164	(5,256)
Crude oil derivative change in unrealized gains (losses)	(13,690)	22,565
Gain (loss) on derivatives	$(12,526)	17,309

Presented below is a summary of the Company’s crude oil derivative financial contracts at December 31, 2009:

Period Ending December 31,	Instrument Type	Total Volumes (BBL)	Contract Price	Fair Value Asset (stated in thousands)
2010	Swaps	120,000	95.50	1,585
	Puts	110,000	75.00	2,011

2011	Swaps	120,000	95.25	1,098
	Puts	120,000	80.00	1,195

2012	Swaps	120,000	95.00	896

	Total fair value			$6,785

Note 8 – Fair Value Measurements

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In determining the fair value of its derivative contracts the Company evaluates its counterparty and third party service provider valuations and adjusts for credit risk when appropriate, ASC 820 establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

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

Level 3:
Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Level 3 instruments can include derivative instruments where the Company does not have sufficient corroborating market evidence of significant inputs to the valuation model to support classifying these instruments as Level 1 or Level 2.

As required by ASC 815, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  The fair value of derivative financial instruments is determined based on counterparties’ valuation models that utilize market-corroborated inputs.

As of December 31, 2009
(in thousands)

	Level 1	Level 2	Level 3	Total
Oil and natural gas derivatives	—	$6,785	—	$6,785

As of December 31, 2008
(in thousands)

	Level 1	Level 2	Level 3	Total
Oil and natural gas derivatives	—	$20,531	—	$20,531

The determination of the fair values above incorporates various factors required under ASC 815. These factors include the impact of our nonperformance risk and the credit standing of the counterparties involved in the Company’s derivative contracts.

Gains and losses (realized and unrealized) included in earnings for the year ended December 31, 2009 are reported in other income on the Consolidated Statement of Operations.

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

Note 9 – Intangible Assets

In 2009 and 2008, we realized a non-cash impairment of intangible assets of $4.4 million and $8 million, respectively, based upon an analysis of the net profits of the underlying business.

The following table describes changes in intangible assets during each of the years ended December 31, 2009 and 2008 (stated in thousands):

	2009	2008

Intangible assets at January 1	$5,061	$376
Additions during period	—	13,367
Amortization and Impairments	(5,061)	(8,682)

Intangible assets at December 31,	$—	$5,061

Note 10 – Commitments and Contingencies

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

On October 26, 2007, the first installment of 178,572 of irrevocable shares was issued to Mr. Duncan.  These shares were valued at $1,250,000 which was charged to operations during the year ended December 31, 2007.  The Company was required to issue the remaining 535,714 shares of its common stock in 2008. The Company did not issue these shares due to a dispute between the Company and Mr. Duncan.  In February 2010, all claims between the Company and Mr. Duncan were resolved and the balance of the shares was distributed accordingly, See Note 18.

 Employment Agreements

The Company is obligated for minimum salaries pursuant to all executive and non-employment agreements. Excluding the cost of employee health benefits, payments of bonuses that are either discretionary or contingent upon performance criteria and stock based compensation arrangement the total obligation under these agreements is $162,000, all of which is payable during the year ended December 31, 2010.

Operating leases

The Company leases its general office space and equipment under non-cancellable operating leases that expire through August 2012. The total obligation under existing operating leases is as follows:

For the Year Ending December 31:
2010	$964
2011	966
2012	539
$2,469

Capitalized leases

Maverick leases office equipment and vehicles under capital lease agreements. Depreciation expense for capital leases is included with depreciation on property.  The cost, net of accumulated depreciation of capital leases included in property and equipment was $342,318 and $499,667 at December 31, 2009 and 2008, respectively. The total minimum lease payments under capitalized leases together with the present value of the net minimum lease payments was $492,512 and $467,908 at December 31, 2009 and 2008, respectively.  The effective interest rate on capitalized leases ranges from 5% - 31%.

Note 11 - Long-Term Debt and Capital Lease Obligations

The following table sets forth the Company’s long-term debt position as of December 31 (stated in thousands):

		2009	2008
Oil and gas revolving line of credit	(a)	$13,029	$12,009
Notes payable - acquisitions	(b)	3,422	3,537
Revolving line of credit to former shareholders – Maverick	(c)(f)	2,917	3,249
Term note to former shareholders - Maverick	(d)(f)	252	281
Second term note to former shareholders - Maverick	(e)(f)	1,404	1,474
Notes payable to third party – Maverick	(g)	-	305
Other		0	468
		21,024	$21,323
Less: Current maturities		17,602	13,404
Long-term debt		3,422	$7,919

(a)   On March 14, 2008, Tandem and PER Gulf Coast, Inc. (“Borrower”) which are wholly-owned subsidiaries of the Company, entered into a Senior Secured Revolving Credit Facility (“Senior Credit Facility”) with Bank of Texas. The Senior Credit Facility provided for a revolving credit facility up to the lesser of the borrowing base and $100 million. The initial borrowing base was set at $35 million.  The facility is collateralized by substantially all of the Company’s proved oil & gas assets as well as substantially all of the derivative financial instruments discussed in Note 7.  The Senior Credit Facility originally matured on March 14, 2012, at which time all outstanding borrowings would have to be repaid.

Under the terms of the Senior Credit Facility, the Borrower must maintain certain financial ratios, must repay any amounts due in excess of the borrowing base, and may not declare any dividends or enter into any transactions resulting in a change in control, without the bank’s consent.  A financial covenant under the Senior Credit Facility requires us to maintain a ratio of indebtedness to cash flow of no more than 3 to 1. The Company, as the parent company, is not a co-borrower or guarantor of the line, and transfers from the Borrower to the parent company are limited to (i) $1 million per fiscal year to the parent for management fees, and (ii) the repayment of up to $2 million per fiscal year in subordinate indebtedness owed to the parent.

In June 2009, the borrowing base was reduced to $15 million and the Senior Credit Facility was amended to change the interest rate provisions. Under the amended loan agreement, outstanding debt bears interest at LIBOR, plus a margin, which varies according to the ratio of the Borrower’s outstanding borrowings against the defined borrowing base, ranging from 2.5% to 3.50%, provided the interest rate does not fall below a floor rate of 4.5% per annum.  In addition, the Borrower is obligated to the bank for a monthly fee of any unused portion of the line of credit at the rate of 0.50% per annum.  The maturity date was also modified to June 1, 2010.  As of December 31, 2009, the $13 million outstanding under the revolving line of credit was bearing interest at the bank’s base rate, which was 4.5%.

On June 1, 2010, the Senior Credit Facility matured and the Borrower has not repaid the amounts due under the Senior Credit Facility and is currently in default.  Additionally, the Borrower is in default of the financial reporting covenant, requiring the timely reporting of financial information, due no more than 90 days after the end of the fiscal period.  The Borrower is also in default of quarterly financial covenant 9.1(b), which requires us to maintain a ratio of indebtedness to cash flow of no more than 3 to 1. As of June 30, 2010, the Borrowers have not received any notice of foreclosure on the assets collateralizing the Senior Credit Facility.

(b) Maverick -  As part of the acquisition of Maverick the Company agreed to pay $5 million over 5 years pursuant to non-interest bearing cash flow notes, subject to certain escrows, holdbacks and post-closing adjustments. The cash flow notes are payable quarterly at the rate of 50% of pre-tax net income generated by the Maverick business on a stand-alone basis in the preceding quarter. At the five year anniversary of the cash flow notes, if the aggregate quarterly payments made pursuant to the formula described in the preceding sentence are less than $5 million, any shortfall will be converted into a one year term note, bearing interest at the prime rate plus 2% per annum, with principal and interest due in equal monthly installments over the twelve month term.    The cash flow notes can be accelerated by certain events, including change in control of Maverick.  It is the Company’s position no event in 2009 or 2008 triggered such an event.

The purchase price was subject to adjustment for any change in working capital as defined in the agreement, between October 31, 2007 and the closing date, as well as other adjustments associated with changes in indebtedness. The cash flow notes were reduced by the amount of the working capital post closing adjustment which was determined by the Company to be $645,596. This amount may be subject to modification as may be agreed between the parties. At the time the acquisition was completed, a discount to present value in the amount of $1,320,404 was recorded and deducted from the cash flow notes as these notes are non-interest bearing for the initial 5 years of their term. As a result, the net carrying value of the notes on April 29, 2008 was $3,034,000.  During the years ended December 31, 2009 and 2008, accretion of the discount related to the Cash Flow Notes of $238,650 and $149,783, respectively, was recognized as interest expense.

On April 16, 2009, the Company received a written notice of acceleration from Robert L. Kovar Services, LLC, as the stockholder representative, claiming that the Company failed to make timely mandatory prepayments in the amount of $110,381 due under the terms of the Cash Flow Notes.  The Cash Flow Notes are payable quarterly at the rate of 50% of pre-tax net income, as defined in the merger agreement, generated by the Maverick business on a stand-alone basis in the preceding quarter. The Company has not reclassified the long-term portion of these Cash Flow Notes included in Notes payable – acquisitions to current liabilities.  It is the Company’s position that Maverick generated a pretax loss during the period April 29, 2008 through December 31, 2009, and as such the Company was not obligated to make a mandatory payment to the note holders.   Generally Accepted Accounting Principles in the United States of America (“GAAP”) require intangible assets to be amortized over their useful lives.  In addition, goodwill and intangible assets are evaluated annually for potential impairment.  The pretax income as calculated by Robert L. Kovar Services, LLC, as the stockholder representative, did not include amortization expense or impairment charges related to intangible assets and goodwill in accordance with GAAP.  These Cash Flow Notes are now the subject of litigation between Kovar and the Company as further described in Note 16.

Pleasanton - In connection with the Pleasanton acquisition, the Company entered into a settlement agreement for $1,000,000 in order to secure clear title to the properties acquired, of which it paid $450,000 cash and issued a note for the balance in the amount of $550,000. The note bears interest at 12% per annum, and is subject to monthly payments beginning June 1, 2008 of an amount equal to ½ of the net proceeds from production attributable to the Company’s interest in the purchased leasehold or $30,000, whichever is greater, until the note is paid in full. The current and long-term portion of the note at December 31, 2009 and 2008 was $20,015 and $306,034, respectively.

(c) $3,250,000 revolving line of credit, payable to the Maverick former shareholders in monthly interest payments at prime plus .25%, principal and unpaid interest due at maturity in September 2010.   No payments were made in 2009.  The interest rate applicable under this agreement during December 31, 2009 was 3.5%.

(d) Term note, payable to the Maverick former shareholders in monthly principal and interest payments of $10,280 with interest at prime plus .75%, unpaid principal and interest due at maturity in May 2009. No payments were made in 2009.

(e) Second term note, payable to the Maverick former shareholders in monthly interest payments at prime plus ..50% beginning in April 2008 and beginning in October 2008, principal payments of $23,390 plus interest until maturity in April 2013. No payments were made in 2009.  The interest rate applicable under this agreement during December 31, 2009 was 3.75%.

(f) On April 29, 2009, Maverick received a notice of acceleration (the “Acceleration Letter”) with respect to the revolving line of credit, the term note and the second term note payable to the Maverick former shareholders (the”Maverick Notes”) and governed by a Loan Agreement and related Security Agreement originally dated April 30, 2005 and April 29, 2005, respectively.  The Acceleration Letter alleges that Maverick failed to comply with certain covenants under the terms of the Loan Agreement and that Maverick failed to make payments due under the Notes.  The outstanding principal, accrued interest and late charges alleged to be owed by Maverick in the Acceleration Letter total $4,659,227.  The Acceleration Letter also contends that interest continues to accrue at the default rate of 18% per annum.  In a separate letter, dated May 1, 2009, Robert L. Kovar Services, LLC, as the stockholder representative for the sellers, purported to terminate the revolving credit facility under the Loan Agreement and demanded turnover of all collateral securing indebtedness under the Loan Agreement, including the Maverick Notes. No payments were made in 2009.

The Company and Maverick have asserted claims in litigation against the holders of the Maverick Notes, Robert L. Kovar Services, LLC, Robert L. Kovar, individually, and others.  The litigation is in its early stages and, accordingly, the Company cannot predict the outcome of these matters.  See Note 16.  The Company is not accruing interest on the Maverick Notes while the claims are resolved.

(g) Note payable to a third party in monthly installments, with interest paid at 12%, principal due at maturity in September 2009, collateralized by the guaranty of the Maverick former majority stockholder and substantially all assets. This note was paid off in its entirety in September 2009.

Annual maturities of indebtedness at December 31, 2009 are as follows (stated in thousands):

For the Year Ending December 31:
2010	$17,602
2011	—
2012	—
2013	$3,422
Thereafter	—
$21,024

The following is a schedule of future minimum lease payments under capitalized leases together with the present value of the net minimum lease payments at December 31, 2009 (stated in thousands):

For the Year Ending December 31:
2010	$181
2011	123
2012	46
Total minimum lease payments	350
Less: Amount representing interest	(38)
Current value of minimum lease payments	312
Less: Current maturities	(201)
$111

The effective interest rate on capitalized leases ranges from 5% - 31%.

 Note 12 – Equity and Stock Plans

Public Offering 2005 — On October 28, 2005, the Company sold to the public 14,400,000 units (“Units”) at an offering price of $8.00 per Unit. Each Unit consisted of one share of the Company’s common stock, $0.0001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrants”). Of the 14,400,000 common shares issued in the offering, 2,878,560 shares were initially not recorded in stockholders equity.  Commensurate with the closing of the Tandem acquisition, 1,076,355 common shares were reclassified to stockholders equity and holders of 1,802,205 shares elected to redeem their shares for cash.  Each Warrant entitled the holder to purchase from the Company one share of common stock at an exercise price of $6.00 and expired on October 23, 2009. Separate trading of the common stock and Warrants comprising the Units commenced on or about December 9, 2005.  None of the warrants were exercised and as of December 31, 2009, there were no outstanding warrants to purchase the Company’s common stock.

 Share Based Compensation — On March 20, 2006, the Board of Directors of the Company approved a 2006 Long-Term Incentive Plan. Pursuant to the plan, the Company may grant up to 4 million incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses, or collectively, awards, to officers and key employees. In addition, the plan authorizes the grant of non-qualified stock options and restricted stock awards to directors and to any independent contractors and consultants.  Options to purchase the Company’s common stock have been granted to officers, employees, non-employee directors and certain key individuals. Options generally become exercisable in 20% to 25% cumulative annual increments beginning with the date of grant and expire at the end of ten years. As of December 31, 2009 a total of 151,000 stock option grants have been issued under the plan with an estimated fair value at grant date of  $235,192.  During the years ended December 31, 2009 and 2008 the Company recorded stock-based compensation attributable to the options of $75,297 and $36,332, respectively. No portion of this expense has been capitalized.

At December 31, 2009, unrecognized compensation expense related to non-vested options totaled $137,487, which will be recognized in accordance with the vesting provisions of the underlying grants over the following 4 years.  Outstanding options had an intrinsic value of $1,920 at December 31, 2009.

Summaries of share-based awards transactions follow:

		Weighted
	Number	Average
	of Share Options	Exercise Price
Outstanding at December 31, 2007	-	-
Granted	140,000	3.86
Outstanding at December 31, 2008	140,000	3.86
Granted	32,000	0.61
Exercised	—	—
Canceled	(21,000)	1.39

Outstanding at December 31, 2009	151,000	$3.52

Fair value of share options was estimated at the date of grant using the Black-Scholes option pricing model. Certain assumptions were used in determining the fair value of share options using this model. The Company calculated the estimated volatility by averaging the historical volatility of the Company’s stock and the historic volatility of a selected group of comparable peer companies. The risk-free interest rate is based on observed U.S. Treasury rates at date of grant, appropriate for the expected lives of the options. The expected life of options was determined based on the method provided in Staff Accounting Bulletin 107, as we do not have an adequate exercise history to determine the average life for the options with the characteristics of those granted.  Weighted averages of the assumptions used in the Black-Scholes option pricing model were as follows for grants of options in the year ended December 31, 2009 and 2008:

	2009	2008
Risk-free interest rates	3.85%	3.9%
Dividend yield	0%	0%
Volatility	107.5%	68.8%
Expected life	6.3 year	6.4 years
Weighted average grant date fair value	$0.61	$2.39
Total options granted	32,000	140,000
Total weighted average fair value of options granted	$15,360	$335,000

               Computation of Earnings per Share—The Company accounts for earnings per share in accordance with ASC 260 Earnings Per Share, which establishes the requirements for presenting earnings per share ("EPS"). ASC 260 requires the presentation of "basic" and "diluted" EPS on the face of the statement of operations. Basic EPS amounts are calculated using the weighted average number of common shares outstanding during each period. Diluted EPS assumes the exercise of all stock options, warrants and convertible securities having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method. When a loss from continuing operations exists, as in the periods presented, potential common shares are excluded in the computation of diluted EPS because their inclusion would result in an anti-dilutive effect on per share amounts.

Reconciliations between the numerators and denominators of the basic and diluted EPS computations for each period are as follows (in thousands, except per share data):

	Year Ended December 31,
	2009	2008
Numerator:
Net (loss) applicable to common stockholders	$(32,019,035)	$(80,819,595)

Denominator:
Denominator for basic (loss) per share — weighted-average shares outstanding	22,070,762	22,070,762
Effect of potentially dilutive common shares:
Warrants	—	—
Employee and director stock options	—	—
Denominator for diluted (loss) per share — weighted-average shares outstanding and assumed conversions	22,070,762	22,070,762

Basic earnings (loss) per share	$(1.45)	$(3.66)

Diluted earnings (loss) per share	$(1.45)	$(3.66)

The Company has determined that the warrants contained in the units sold in its initial public offering would be anti -dilutive and thus excluded the effects of the warrants for the year ended December 31, 2008.   For the years ended December 31, 2009 and 2008, options to purchase 151,000 and 140,000 shares of common stock were not considered in calculating diluted earnings per share because the effect would be anti-dilutive.

Note 13 – Asset Retirement Obligation
For the Company, asset retirement obligations (“ARO”) represent the systematic, monthly accretion and depreciation of future abandonment costs of tangible assets such as wells, service assets, and other facilities. The fair value of a liability for an asset’s retirement obligation is recorded in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, an adjustment is made to the full cost pool, with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. The Company’s policy with respect to ARO is to assign depleted wells to a salvager for the assumption of abandonment obligations before the wells have reached their economic limits; the Company has estimated its future ARO obligation with respect to its operations. The ARO assets, which are carried on the balance sheet as part of the full cost pool, have been included in our amortization base for the purposes of calculating depreciation, depletion and amortization expense.

The following table describes changes in our asset retirement liability during each of the years ended December 31, 2009 and 2008. The ARO liability in the table below includes amounts classified as long-term at December 31, 2009 and 2008 (stated in thousands):

	2009	2008
ARO liability at January 1	$4,537	$3,577
Abandonments during period	(24)	(3)
Accretion expense	326	266
Obligations arising during period	11	697
Changes in estimates	2,389	-
ARO liability at December 31	$7,239	$4,537

At December 31, 2009, the Company reviewed its abandonment cost estimates and determined an upward revision in those estimates was required,  In accordance with the provisions of ASC 410, the Company recorded an additional liability of $2,389,000 at December 31, 2009, with a corresponding increase to the carrying value of the Company’s oil and gas properties.

Note 14 – Income Taxes

The Company utilizes an asset liability approach to determine the extent of any deferred income taxes.  This method gives consideration to the future tax consequences associated with differences between financial statement and tax basis of assets and liabilities.

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate as reported is as follows:

	2009	2008
Taxes at federal statutory rate	(34.5)%	(34.0)%
State income tax net of federal benefit	(1.0)%	(1.0	) %
Non taxable income - interest	-	-
Non deductible expenses (principally goodwill impairment)	(2.3)%	2.3%
Increase and true-up of valuation allowance	13.4%	(2.6	) %
Effective income tax rate	(24.4)%	(35.3	) %

Significant components of deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred expenses - start-up costs	$537	$537
Other (includes asset retirement obligation)	1,612	1,499
Allowance for bad debts	79	-
Net operating loss carry-forward	9,737	6,061
Depletion carry-forward	1,924	1,924
Less: valuation allowance	(8,735)	(3,045)
	5,154	6,976

Other	-	(1,633)
Commodity derivatives	(1,839)	(6,223)
Difference between carrying value of property and equipment and tax basis	(3,315)	(9,579)

Net deferred tax assets (liabilities)	$-	$(10,459)

At December 31, 2009, the Company had, subject to the limitations discussed below, $28 million of net operating loss carryforwards for U.S. purposes. These loss carryforwards will expire from 2026 through 2029 if not utilized.

In addition to any Section 382 limitation for change of control uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under ASC 140, Income Taxes. Therefore, the Company has established a valuation allowance of $8.7 million in deferred tax assets at December 31, 2009 and $3 million at December 31, 2008.

There are no uncertain income tax positions required to be recorded. The Company files income tax returns in the U.S. (federal and state jurisdictions). Tax years 2006 to 2009 remain open for all jurisdictions. The Company’s accounting policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company does not have an accrued liability for interest and penalties at December 31, 2009.

Note 15 - Segment Information

With the consummation of the Maverick acquisition, the Company considers itself to be in two lines of business - (i) as an independent oil and gas exploration and production company and (ii) as an engineering services company.

(i)
The Company sells substantially all of its crude oil production under short-term contracts based on prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate contracts, adjusted by agreed-upon increases or decreases which vary by grade of crude oil. The majority of the Company’s natural gas production is sold under short-term contracts based on pricing formulas which are generally market responsive. From time to time, the Company may also sell a portion of the gas production under short-term contracts at fixed prices. For the year ended December 31, 2009, three customers accounted for approximately 47%, 16% and 11% of the Company’s crude oil and natural gas revenues.  The Company believes that the loss of any of its oil and gas purchasers would not have a material adverse effect on its results of operations due to the availability of other purchasers.

(ii)
Maverick provides engineering and construction services primarily for three types of clients: (1) upstream oil & gas, domestic oil and gas producers and pipeline companies; (2) industrial, petrochemical and refining plants; and (3) infrastructure, private and public sectors, including state municipalities, cities, and port authorities. Maverick operates out of facilities headquartered in Victoria, Texas and operates primarily in Texas. The types of services provided include project management, engineering, procurement, and construction management services to both the public and private sectors, including the oil and gas business in which the Company is engaged. For the year ended December 31, 2009, one customer accounted for approximately 11% of the Company’s service revenues.

The following table presents selected financial information for the Company’s operating segments (stated in thousands):

	Exploration			Consolidated
For the Year Ended December 31, 2009:	and Production	Engineering	Parent	Total
Revenues	$17,174	$18,597	$-	$35,771
Intersegment revenues	-	(77)	-	(77)
Total revenues	$17,174	$18,520	$-	$35,694
Income (loss) before income taxes	$(25,881)	$(7,747)	$(8,716)	$(42,344)
As of December 31, 2009:
Total assets	$55,350	$5,581	$3,441	$64,372

	Exploration			Consolidated
For the Year Ended December 31, 2008:	and Production	Engineering	Parent	Total
Revenues	$34,849	$20,529	$-	$55,378
Intersegment revenues	-	(2,195)	-	(2,195)
Total revenues	$34,849	$18,334	$-	$53,183
Income (loss) before income taxes	$(111,765)	$(8,959)	$(4,265)	$(124,990)
As of December 31, 2009:
Total assets	$82,390	$12,141	$10,346	$104,877

Note 16 — Litigation

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not anticipate these matters to have a materially adverse effect on the financial position or results of operations of the Company.

Exxon Litigation

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

Hyman Litigation

On November 11, 2008, Mr. Hyman, a former employee of KD Resources, filed a claim against KD Resources and Platinum Energy stating that he was discharged from KD Resources in violation of the Sarbanes-Oxley Act of 2002, Section 806, Protection for Employees of Publicly Traded Companies Who Provide Evidence of Fraud.  In December, 2008, the Department of Labor (“DOL”) dismissed the complaint as not being timely filed.  On or about January 8, 2009, Mr. Hyman appealed the ruling of the DOL. On January 16, 2009, the DOL filed an Order to Show Cause whereby Mr. Hyman was ordered to show why his case should not have been dismissed.  On February 14, 2009, Mr. Hyman filed his response to the Order to Show Cause stating that he failed to file within the required time because he was engaged in negotiations with the Respondents.  On March 18, 2009, the Department of Labor dismissed Mr. Hyman’s claim for failure to file within the 90-day filing period.   Mr. Hyman filed a Petition for Review of the Decision and Order Dismissing Complaint issued March 18, 2009.  A Notice of the Appeal was filed April 10, 2009 which was granted.  On March 31, 2010, in a split decision, the Administrative Review Board Reversed the decision of the Administrative Law Judge and Remanded the case for further consideration.  It is the Company's contention that Mr. Hyman did not file his complaint within the time required by Sarbanes-Oxley, and in any case, was never an employee of Platinum Energy Resources or any of its subsidiaries; as such we are not liable for any issues between Mr. Hyman and his employer, KD Resources.  It is the Company's further contention that the only reason Platinum Energy is listed in this action is because it is a public company and Mr. Hyman needs a public company in order to obtain his status under the Sarbanes-Oxley Act.

Kovar Litigation

On December 3, 2008, Robert Kovar filed suit against Platinum alleging that he “Resigned for Good Reason” according to his employment contract.  Mr. Kovar is seeking a Declaration Judgment that he had “Good Reason” to resign his employment at Platinum Energy and Maverick Engineering.  Mr. Kovar is also requesting payment of the severance package, accelerated vesting of options and accelerated payment of the Cash Flow Note (as described in the Platinum Energy, Maverick Engineering Merger Agreement and Note 11 above) as described in his employment agreement, plus attorney fees and court costs.  It is our contention that Mr. Kovar resigned his position without good reason and is therefore, not entitled to severance or accelerated vesting of options.  It is our additional conviction that the Cash Flow Note has been cancelled and that Platinum Energy in no longer obligated to make any payments there under, pursuant to the terms of Mr. Kovar’s employment agreement. We are currently in the discovery phase of this matter.  We believe that Mr. Kovar’s claim that he resigned with “Good Reason” is without merit and we intend to vigorously defend ourselves against this claim.

On April 16, 2009, the Company received a written notice of acceleration from Robert L. Kovar Services, LLC, as the stockholder representative, claiming that the Company failed to make timely mandatory prepayments in the amount of $110,381 due under the terms of the Cash Flow Notes.  On April 29, 2009, Maverick received a notice of acceleration (the “Acceleration Letter”) with respect to the Maverick Notes governed by a Loan Agreement and related Security Agreement originally dated April 30, 2005 and April 29, 2005, respectively. The Acceleration Letter alleges that Maverick failed to comply with certain covenants under the terms of the Loan Agreement and that Maverick failed to make payments due under the Maverick Notes. The outstanding principal, accrued interest and late charges alleged to be owed by Maverick in the Acceleration Letter total $4,659,227. The Acceleration Letter also contends that interest continues to accrue at the default rate of 18% per annum. In a separate letter, dated May 1, 2009, Robert L. Kovar Services, LLC, as the stockholder representative for the sellers, purported to terminate the revolving credit facility under the Loan Agreement and demanded turnover of all collateral securing indebtedness under the Loan Agreement, including the Maverick Notes. The Company and Maverick have asserted claims in litigation against the holders of the Maverick Notes, Robert L. Kovar Services, LLC, Robert L. Kovar, individually, and others. This litigation is in its early stages and, accordingly, the Company cannot predict the outcome of these matters.

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

In October, 2009, Platinum and Maverick Engineering filed a Second Amended Petition with the following Causes of Action against the Defendants:  Kovar fraudulently induced Platinum to enter into the Merger Agreement; Common-Law Fraud; Statutory Fraud; Breach of Fiduciary Duty; Tortious Interference with Merger Agreement; Civil Conspiracy; and Breach of Contract.   As this case is still in the discovery phase of litigation, at this time, it is impossible for us to provide an informed assessment of the likelihood of a favorable or unfavorable outcome in this case.

Citgo Litigation

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

Meier Litigation

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

Note 17 - Benefit Plan

Prior to its acquisition by the Company, Maverick adopted a defined contribution plan under Section 401(k) of the Internal Revenue Code for the benefit of all employees who have met certain length-of-service requirements. Under this plan, Maverick employees may elect to make contributions pursuant to a salary reduction agreement. Each year, Maverick may make a matching contribution to the plan on behalf of the participating employees. Employer contributions to the plan are discretionary. For the years ended December 31, 2009 and 2008 employer contributions charged to operations totaled approximately $180,000 and $432,000, respectively.

Note 18 – Subsequent Events

In October 2007, the Company entered into a consulting agreement with Mr. Lance Duncan, for consulting services, including investigation and evaluation of possible future acquisitions for the Company. Under the terms of the consulting agreement, the Company agreed to issue to Mr. Duncan a total of 714,286 shares of the Company’s restricted common stock as consideration over the period of service. These shares are fixed in number (except for stock splits or other recapitalizations). These shares are to be issued in semi-annual installments over the eighteen month term of the agreement beginning with the closing of the Tandem acquisition.  The first installment was issued to Mr. Duncan in October 2007.  The remaining 535,714 shares of restricted common stock where to be issued in 2008.  However, the Company did not issue these shares due to a dispute between the Company and Mr. Duncan.  In February 2010, all claims between the Company and Mr. Duncan were resolved and the balance of the shares was distributed from the Company’s’ treasury stock holdings. The Company accrued a liability of $300,000 to settle with Mr. Duncan.

In May 2010, the Company paid down $1.5 million on the Bank of Texas Senior Credit Facility.  In June 2010 the Company liquidated $1.65 million in derivative contracts, the proceeds from which were used to pay down an additional $2 million on the Senior Credit Facility.

Note 19 – Oil and Gas Reserve Information (Unaudited)

In December 2008, the Securities and Exchange Commission (“SEC”) announced revisions to its regulations on oil and gas reporting. In January 2010, the Financial Accounting Standards Board issued an accounting standards update which was intended to harmonize the accounting literature with the SEC’s new regulations. The revised regulations were applied in estimating and reporting our reserves as of December 31, 2009.

The estimates of proved oil and gas reserves utilized in the preparation of the consolidated financial statements were prepared by Williamson Petroleum Consultants (Williamson), independent petroleum engineers.

Future cash inflows for 2009 were computed by applying average price for the year to the year-end quantities of proved reserves. The 2009 average price for the year was calculated using the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period.  Future cash inflows for 2008 were computed by the year end spot price to the year-end quantities of proved reserves.  The difference in average versus year end pricing for 2009 versus 2008, respectively, is reflected as a component of change in prices in the table below.  Future development, abandonment and production costs were computed by estimating the expenditures to be incurred in developing and producing proved oil and gas reserves at the end of the year, based on year-end costs. Future income taxes were computed by applying statutory tax rates to the estimated net pre-tax cash flows after consideration of tax basis and tax credits and carryforwards. All of the Company’s reserves are located in the United States. For information about the Company’s results of operations from oil and gas producing activities, see the consolidated statements of operations.

There are numerous uncertainties inherent in estimating quantities of proved reserves, projecting future rates of production and projecting the timing of development expenditures, including many factors beyond our control.  The reserve data represents only estimates.  Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner.  The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretations and judgment.  All estimates of proved reserves are determined according to the rules prescribed by the SEC.  These rules indicate that the standard of “reasonable certainty” be applied to the proved reserve estimates.  This concept of reasonable certainty implies that as more technical data becomes available, a positive, or upward, revision is more likely that a negative, or downward, revision.  Estimates are subject to revision based upon a number of factors, including reservoir performance, prices, economic conditions and government restrictions.  In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of that estimate.  Reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered.  The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based.  In general, the volume of production from natural and oil properties we own declines as reserves are depleted.  Except to the extent we conduct successful development activities or acquire additional properties containing proved reserves, or both, our proved reserves will decline as reserves are produced.    There have been no major discoveries or other events, favorable or adverse, that may be considered to have caused a significant change in the estimated proved reserves since December 31, 2009.  The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of the Company’s proved reserves are proved developed non-producing and proved undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

 Estimated Quantities of Proved Oil and Gas Reserves

The following table sets forth proved oil and gas reserves together with the changes therein , proved developed reserves and proved undeveloped reserves for the years ended December 31, 2009 and 2008 (in thousands).  Units of oil are in thousands of barrels (MBbls) and units of gas are in millions of cubic feet (MMcf).  Gas is converted to barrels of oil equivalent (MBoe) using a ratio of six Mcf of gas per Bbl of oil

	2009			2008
	Oil	Gas	MBoe	Oil	Gas	MBoe

Proved reserves:
Beginning of period	2,310	16,042	4,983	6,526	21,812	10,161
Revisions	138	(1,655)	(138)	(4,084)	(5,647)	(5,025)
Extensions and discoveries	—	—	—	120	—	120
Sales of minerals-in-place	—	—	—	—	—	—
Purchases of minerals-in-place	—	—	—	29	688	144
Production	(260)	(710)	(378)	(281)	(811)	(417)
End of period	2,188	13,677	4,467	2,310	16,042	4,983

Proved developed reserves:
Beginning of period	916	5,333	1,805	2,639	6,497	3,722
End of period	1,287	3,912	1,939	916	5,333	1,805

Proved undeveloped reserves:
Beginning of period	1,394	10,709	3,178	3,887	15,315	6,439
End of period	901	9,765	2,528	1,394	10,709	3,178

Development of proved undeveloped (PUD) reserves  has fluctuated since our acquisition of the assets of Tandem Energy Corporation in 2007.

Our major PUD projects are in our Tomball field, which account for 8,003 MMcf of our proved undeveloped reserves as of December 31, 2009.  We acquired these reserves in our 2007 acquisition of Tandem Energy Corporation.  Since that time we have engaged in limited development of these reserves.  Our plan is to generate and secure sufficient funding to complete development of these reserves over the next two years.

 Some PUD reserves located in the Ballard and USM fields were drilled during the first half of 2008 when oil prices reached over $100 per barrel.  Many of the remaining PUD reserves in those fields, as well as the Ira field, were dropped from the 2008 year end reserve report due primarily to the subsequent decline in oil prices late in 2008.

During 2009, several factors have delayed the development of the Company’s remaining PUD reserves; namely, low commodity prices during the 1st quarter 2009, the subsequent transfer of operations from Midland, Texas to Houston, and constraints on capital related to the Company’s credit facility.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

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

The following table sets forth standardized measure of discounted future net cash flows (stated in thousands) relating to proved reserves for the years ended December 31, 2009 and 2008:

	2009	2008
	(in thousands)
Future cash inflows	$168,370	$181,725
Future costs:
Production	(72,821)	(82,806)
Development	(23,755)	(26,396)
Income taxes	(17,008)	—
Future net cash inflows	54,786	72,523
10% discount factor	(29,280)	(28,177)
Standardized measure of discounted net cash flows	$25,506	$44,346

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
The following table sets forth the changes in the future net cash inflows discounted at 10% per annum (stated in thousands):
	2009	2008
Beginning of period	$44,346	$171,022
Sales of oil and natural gas produced, net of production costs	(7,518)	(21,145)
Extensions and discoveries	-	1,050
Net change of prices and production costs	15,727	(163,695)
Change in future development costs	(1,998)	29,520
Previous estimated development costs incurred	1,546
Revisions of previous quantity estimates	(17,630)	(90,603)
Accretion of discount	4,435	26,412
Change in income taxes	(13,402)	89,576
Purchases of reserves in place	-	2,209

End of period	$25,506	$44,346

Results of Operations for Oil and Gas Producing Activities

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

The Company recorded a non-cash ceiling test impairment of oil and natural gas properties of $16.2 million ($5.5 million, net of tax) and $130.1 million ($84.6 million, net of tax) during the years ended December 31, 2009 and 2008, respectively, as a result of declines in commodity prices and negative revisions in the Company's proved reserve quantities.

The estimated present value of future cash flows relating to proved reserves is extremely sensitive to prices used at any measurement period. The prices used for each commodity for the year ended December 31, 2009 and 2008, as adjusted, were as follows:

As of December 31,	Oil	Gas
2009 (average price)	$56.64	$3.25
2008 end of year price	$41.92	$5.29

The following table sets forth the results of operations for producing activities for the years ended December 31, 2009 and 2008 (stated in thousands):

	2009	2008

Revenues	$17,173	$34,157
Production costs	(9,656)	(13,973)
Depreciation, depletion, amortization and impairment (1)	(21,997)	(141,349)
Income tax benefit	-	44,178
Results of operations from producing activities (excluding corporate overhead and interest costs)	$(14,480)	$(76,987)

(1)	Includes ceiling limitation impairment charge of $16.2 million and $130.1 million for years ended December 31, 2009 and 2008, respectively.

Capitalized Costs and Accumulated Depreciation, Depletion and Amortization ($000’s)
	2009	2008
Proved oil and gas properties	$206,033	$204,372
Unproved oil and gas properties	2,258	2,258
Accumulated depreciation, depletion and impairment	(164,497)	(142,500)
	$43,794	$61,873

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities ($000’s)

	2009	2008
Acquisition of properties
Proved	-	12,129
Unproved	-	1,000
Exploration costs	-	1,130
Development costs	1,580	19,541
Balance at December 31:	1,580	$33,800