Form 10-Q
period 2010-03-31
PLATINUM ENERGY RESOURCES INC
filed 2010-07-30
CIK 1329605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be posted pursuant to Rule 405 of Regulation S-T (S 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).
Large Accelerated Filer  ☐ Accelerated Filer  ☐ Non-Accelerated Filer  ☐ (Do not check if a smaller reporting company)
Smaller reporting company   ☒

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of July 29, 2010, 22,606,478 of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
Table of Contents

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2010	December 31, 2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,838,807	$2,941,939
Accounts receivable, net of $224,392 allowance for doubtful accounts as of March 31, 2010 and December 31, 2009
Oil and gas sales	2,592,567	2,079,201
Service	3,119,983	2,961,546
Inventory	439,157	410,791
Fair value of commodity derivatives - current	2,480,017	3,595,144
Prepaid expenses and other current assets	340,022	610,989
Total Current Assets	14,810,553	12,599,610

Property and equipment, at cost
Oil and gas properties, full cost method	208,162,430	208,291,206
Other property and equipment	5,593,125	5,565,746
Less accumulated depreciation, depletion, amortization and impairment	(169,363,659)	(167,973,630)
Property and equipment, net	44,391,896	45,883,322

Other assets
Fair value of commodity derivatives	2,526,309	3,190,294
Real estate held for development	2,700,000	2,700,000

Total Assets	$64,428,758	$64,373,226

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable
Trade	$2,628,465	$2,154,188
Oil and gas sales	1,264,741	920,818
Unearned service revenues	1,485,898	1,525,356
Accrued liabilities and other	1,642,261	2,508,579
Income taxes payable	298,677	328,324
Current portion of asset retirement obligation	761,479	812,670
Current maturities of long-term debt, capital lease obligations and notes payable	17,782,910	17,802,925
Total Current Liabilities	25,864,431	26,052,860

Long-term debt and capital lease obligations, net of current portion	78,072	111,315
Notes payable - acquisitions	3,484,840	3,422,433
Other accrued liabilities	119,735	119,735
Asset retirement obligation	6,495,778	6,426,424
Total Liabilities	36,042,856	36,132,767

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 1,000,000 authorized, 0 issued	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized; 24,068,675 issued and 22,606,476 and 22,070,762 outstanding at March 31, 2010 and December 31, 2009, respectively	2,407	2,407
Additional paid-in capital	152,074,577	155,175,771
Accumulated deficit	(112,229,027)	(111,276,255)
Treasury stock – 1,462,199 and 1,997,913 shares, respectively, at cost	(11,462,055)	(15,661,464)

Total Stockholders' Equity	28,385,902	28,240,459

Total Liabilities and Stockholders' Equity	$64,428,758	$64,373,226

The accompanying notes are an integral part of these consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

REVENUES
Oil and gas sales	$6,056,196	$3,314,701
Service revenues	4,614,418	5,520,495
	10,670,614	8,835,196
COSTS AND EXPENSES
Lease and other operating expense	2,290,867	2,730,428
Cost of service revenues	4,281,445	5,333,701
Marketing, general and administrative expense	1,775,927	2,230,721
Depreciation, depletion and amortization expense	1,390,029	1,929,944
Accretion of asset retirement obligations	356,347	78,713

Total costs and expenses	10,094,615	12,303,507

Operating Income (Loss)	575,999	(3,468,311)

OTHER INCOME (EXPENSES)
Interest income	50,412	3,433
Interest expense	(259,959)	(295,891)
Change in fair value of commodity derivatives	(1,305,806)	527,445
Other	—	2,431
Total other income (expense)	(1,515,353)	237,418

Loss Before Income Taxes	(939,354)	(3,230,893)
Provision (Benefit) From Income Taxes	13,418	(1,114,737)

Net Loss	$(952,772)	$(2,116,156)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	22,338,619	22,070,762
Diluted	22,338,619	22,070,762

NET LOSS PER COMMON SHARE:
Basic	$(0.04)	$(0.10)
Diluted	$(0.04)	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Cash Flows From Operating Activities
Net loss	$(952,772)	$(2,116,156)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	1,390,029	1,929,944
Accretion of asset retirement obligation	356,347	78,713
Accretion of debt discount	62,407	58,055
Deferred income taxes	—	(1,130,813)
(Gain)/loss on commodity derivatives	1,305,806	(527,445)
Changes in operating assets and liabilities:
Accounts receivable – Oil and gas	(513,366)	262,538
Accounts receivable – Service	(158,437)	1,313,106
Inventory	(28,366)	(25,410)
Prepaid expenses and other current assets	270,967	137,283
Accounts payable – Trade	289,096	(761,261)
Accounts payable – Oil and gas	343,923	(594,427)
Accrued liabilities, unearned service revenues and other	192,439	(746,188)
Income taxes payable	(29,647)	59,601
Net cash provided by (used in) operating activities	2,528,426	(2,062,460)

Cash Flows From Investing Activities
Additions to property and equipment	(51,608)	(796,192)
Cash received on settlement of derivative contracts	473,306	837,546
Net cash provided by (used in) investing activities	421,698	41,354

Cash Flows From Financing Activities
Proceeds of revolving credit facility	—	1,000,000
Payments, long-term debt and capital leases	(53,256)	(535,301)
Net cash provided by (used in) financing activities	(53,256)	464,699

Net Increase (Decrease) in Cash and Cash Equivalents	2,896,868	(1,556,407)

Cash and Cash Equivalents - Beginning of the Period	2,941,939	3,668,092

Cash and Cash Equivalents - End of Period	$5,838,807	$2,111,685

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$147,920	$300,455
Income taxes	—	50,000
Non-Cash Investing and Financing Activities
Issuance of treasury stock to settle accrued liability	$1,098,215	—

The accompanying notes are an integral part of these consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)

Note 1 - Organization, Business and Operations

Platinum Energy Resources, Inc. and subsidiaries (the “Company” or “Platinum”) considers itself to be in two lines of business:

(i) The oil and gas division, which has approximately 37,000 acres under lease in relatively long-lived fields with well-established production histories. The Company’s properties are concentrated primarily in the Gulf Coast region in Texas, the Permian Basin in Texas and New Mexico and the Fort Worth Basin in Texas; and

(ii) The engineering and construction services division, which services primarily three types of clients: (1) upstream oil and gas, domestic oil and gas producers and pipeline companies; (2) industrial, petrochemical and refining plants; and (3) infrastructure, private and public sectors, including state municipalities, cities, and port authorities. Maverick Engineering, Inc. (Maverick) operates out of facilities headquartered in Houston, Texas and operates primarily in Texas.

Note 2 – Going Concern

  The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred significant losses, resulting in cumulative losses of $112,229,027 through March 31, 2010.  Additionally, the Company’s outstanding loan with the Bank of Texas matured on June 1, 2010 and remains unpaid as of July 29, 2010. At March 31, 2010 the loan balance was approximately $13 million.  Since March 31, 2010, the Company has been able to reduce the Bank of Texas loan balance to approximately $9.5 million by using excess cash on hand and by using the cash proceeds received from the liquidation of a portion of the Company’s derivative positions.  (See Note 6 –“ Derivative Financial Instruments”)  However, the Company’s current cash on hand is not adequate to satisfy the Bank of Texas debt. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

  The Company’s available options to settle the outstanding loan with the Bank of Texas may require a combination of actions, including possible further liquidation of the Company’s hedge positions, use of available cash on hand, a partial sale of its oil and gas assets, seeking additional equity financing, or the refinancing of its existing debt.  If the Company is unable to raise additional equity or to refinance its loan with the Bank of Texas, then it will have no choice but to sell a portion of its oil and gas properties. Additionally, no assurance can be given that any such financing or refinancing, if achievable, will be adequate to meet our ultimate capital needs and to support our growth. If the Company is not able to obtain additional financing on a timely basis and on satisfactory terms, or should the Company receive a foreclosure notice from the Bank of Texas, our operations would be materially negatively impacted.

  As a result of the above discussed conditions, there exists substantial doubt about our ability to continue as a going concern. Our consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The  consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of March 31, 2010 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited interim consolidated balance sheet as of March 31, 2010, unaudited interim consolidated statements of operations for the three months ended March 31, 2010 and 2009, and the unaudited interim consolidated statements of cash flows for the three months ended March 31, 2010 and 2009 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2010 are not necessarily indicative of results to be expected for the year ending December 31, 2010 or for any future interim period. The consolidated balance sheet at December 31, 2009 has been derived from audited consolidated financial statements; however, the notes to the consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)

Note 4 — Summary of Significant Accounting Policies

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include volumes of oil and natural gas reserves, abandonment obligations, impairment of oil and natural gas properties (if any), depreciation, depletion and amortization, income taxes, bad debts, derivatives, contingencies and litigation.

Cash and Cash Equivalents

  Cash and cash equivalents include demand deposits and money market funds for purposes of the statements of cash flows. The Company considers all highly liquid monetary instruments with original maturities of three months or less to be cash equivalents.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits.  Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.   As of March 31, 2010, the Company had deposits with institutions in excess of the insured limits totaling $4,820,751.

Allowance for Doubtful Accounts

  The Company’s reported balance of accounts receivable, net of allowance for doubtful accounts, represents management’s estimate of the amount that ultimately will be realized in cash.  The Company reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical payment trends, the age of the receivables and knowledge of the individual customers.  When the analyses indicate, management increases or decreases the allowance accordingly.  If the financial condition of our customers were to deteriorate, additional allowances may be required.  The Company did not change its allowance for doubtful accounts during the quarter ended March 31, 2010.

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

Recently Issued Accounting Pronouncements

In May 2009, the Company adopted new accounting guidance under ASC Topic 855 (ASC 855) on subsequent events, (formerly, SFAS No. 165, “Subsequent Events.”  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 was effective for interim or annual periods ending after June 15, 2009. Management has evaluated subsequent events to determine if events or transactions occurring through the date at which the financial statements were available to be issued and has determined that, except as disclosed in Note 16, no such events have occurred that would require adjustment to or disclosure in the financial statements.

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

Note 5 - Oil and Gas Properties

The following table sets forth the Company’s costs incurred in oil and gas property acquisition, exploration and development activities for the three months ended March 31, 2010 (stated in thousands):

2010
Balance at January 1,	$208,291
Acquisition of properties:
Proved	—
Unproved	—
Adjustment to purchase price of oil and gas properties	—
Exploration Costs	—

Revision to asset retirement obligation	(153)
Development costs	24
Balance at March 31,	$208,162

The following table sets forth the Company’s capitalized costs relating to oil and gas producing activities at March 31, 2010 and December 31, 2009 (stated in thousands):

	March 31, 2010	December 31, 2009
Properties subject to depletion	$208,162	$208,291
Properties not subject to depletion	—	—
	208,162	208,291
Accumulated depletion and impairment	(165,722)	(164,497)
Net capitalized costs at March 31	$42,440	$43,794

Note 6 – Derivative Financial Instruments

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

For the three months ended March 31, 2010 and 2009, the Company included in other income (expenses) realized and unrealized losses related to its derivative contracts as follows (stated in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Crude oil derivative realized gains (losses)	$52	837
Crude oil derivative change in unrealized gains (losses)	(1,357)	(310)
Gain (loss) on derivatives	$(1,305)	527

Presented below is a summary of the Company’s crude oil derivative financial contracts at March 31, 2010:

Period Ended March 31,	Instrument Type	Total Volumes (MMBTU/BBL)	Contract Price	Fair Value Asset (stated in thousands)
2011	Puts	80,000	75.00	$174
	Puts	80,000	80.00	482
	Puts	80,000	85.00	451
	Swaps	100,000	95.50	1,090
	Swaps	30,000	95.25	283

2012	Swaps	90,000	95.25	808
	Swaps	30.000	95.00	251
	Puts	90,000	80.00	738

2013	Swaps	90,000	95.00	729
	Total fair value			$5,006

Note 7 – Fair Value Measurements

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In determining the fair value of its derivative contracts the Company evaluates its counterparty and third party service provider valuations and adjusts for credit risk when appropriate.  ASC 820 establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  The fair value of derivative financial instruments is determined based on counterparties’ valuation models that utilize market-corroborated inputs.

As of March 31, 2010
(in thousands)

	Level 1	Level 2	Level 3	Total
Oil and natural gas derivatives	—	$5,006	—	$5,006

The determination of the fair values above incorporates various factors required under ASC 815. These factors include the impact of our nonperformance risk and the credit standing of the counterparties involved in the Company’s derivative contracts.

Gains and losses (realized and unrealized) included in earnings for the three months ended March 31, 2010 and 2009 are reported in other income on the consolidated statement of operations.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)

 During periods of market disruption, including periods of volatile oil and natural gas prices, rapid credit contraction or illiquidity, it may be difficult to value certain of the Company’s derivative instruments if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with observable data that become illiquid due to the current financial environment. In such cases, derivative instruments may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation, as well as valuation methods which are more sophisticated or require greater estimation, thereby resulting in valuations with less certainty. Further, rapidly changing commodity and unprecedented credit and equity market conditions could materially impact the valuation of derivative instruments as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

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

Note 8 – Commitments and Contingencies

Lance Duncan Consulting Agreement

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

 On October 26, 2007, the first installment of 178,572 of irrevocable shares was issued to Mr. Duncan.  These shares were valued at $1,250,000 which was charged to operations during the year ended December 31, 2007.  The Company was required to issue the remaining 535,714 shares of its common stock in 2008. The Company did not issue these shares due to a dispute between the Company and Mr. Duncan.  In February 2010, all claims between the Company and Mr. Duncan were resolved and the balance of the shares was distributed accordingly.  See Note 14.

Note 9 - Long-Term Debt and Capital Lease Obligations

The following table sets forth the Company’s long-term debt position as of March 31, 2010 and December 31, 2009 (stated in thousands):

		March 31, 2010	December 31, 2009
Oil and gas revolving line of credit	(a)	$13,009	$13,029
Notes payable - acquisitions	(b)	3,485	3,422
Revolving line of credit to former shareholders – Maverick	(c)(f)	2,917	2,917
Term note to former shareholders - Maverick	(d)(f)	252	252
Second term note to former shareholders - Maverick	(e)(f)	1,404	1,404
Capital lease obligations		279	312
		$21,346	21,336
Less: Current maturities		17,783	17,802
Long-term debt		$3,563	3,534

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)

(a)   On March 14, 2008, Tandem and PER Gulf Coast, Inc. (“Borrower”) which are wholly-owned subsidiaries of the Company, entered into a Senior Secured Revolving Credit Facility (“Senior Credit Facility”) with Bank of Texas. The Senior Credit Facility provided for a revolving credit facility up to the lesser of the borrowing base and $100 million. The initial borrowing base was set at $35 million.  The facility is collateralized by substantially all of the Company’s proved oil & gas assets as well as substantially all of the derivative financial instruments discussed in Note 6.  The Senior Credit Facility was originally to mature on March 14, 2012, at which time all outstanding borrowings would have to be repaid.

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

In June 2009, the borrowing base was reduced to $15 million and the Senior Credit Facility was amended to change the interest rate provisions. Under the amended loan agreement, outstanding debt bears interest at LIBOR, plus a margin, which varies according to the ratio of the Borrower’s outstanding borrowings against the defined borrowing base, ranging from 2.5% to 3.50%, provided the interest rate does not fall below a floor rate of 4.5% per annum.  In addition, the Borrower is obligated to the bank for a monthly fee of any unused portion of the line of credit at the rate of 0.50% per annum.  The maturity date was also modified to June 1, 2010.  As of March 31, 2010, the $13 million outstanding under the revolving line of credit was bearing interest at the bank’s base rate, which was 4.5%.

On June 1, 2010, the Senior Credit Facility matured and the Borrower has not repaid the amounts due under the Senior Credit Facility and is currently in default.  Additionally, the Borrower is in default of the financial reporting covenant, requiring the timely reporting of financial information, due no more than 90 days after the end of the fiscal period.  The Borrower is also in default of quarterly financial covenant 9.1(b), which requires us to maintain a ratio of indebtedness to cash flow of no more than 3 to 1. As of July 29, 2010, the Borrowers have not received any notice of foreclosure on the assets collateralizing the Senior Credit Facility.  Since March 31, 2010, the Company has been able to reduce the Bank of Texas loan balance to approximately $9.5 million by using excess cash on hand and by using the cash proceeds received from the liquidation of a portion of the Company’s derivative positions.  The default interest rate under the Senior Credit Facility is 10.0%.   The Company is negotiating directly with Bank of Texas to determine an amount of cash collateral that will avoid any possible actions of foreclosure by Bank of Texas.

(b) Maverick -  As part of the acquisition of Maverick, the Company agreed to pay $5 million over 5 years pursuant to non-interest bearing cash flow notes, subject to certain escrows, holdbacks and post-closing adjustments (“Cash Flow Notes”). The Cash Flow Notes are payable quarterly at the rate of 50% of pre-tax net income generated by the Maverick business on a stand-alone basis in the preceding quarter. At the five year anniversary of the Cash Flow Notes, if the aggregate quarterly payments made pursuant to the formula described in the preceding sentence are less than $5 million, any shortfall will be converted into a one year term note, bearing interest at the prime rate plus 2% per annum, with principal and interest due in equal monthly installments over the twelve month term.    The Cash Flow Notes can be accelerated by certain events, including change in control of Maverick.  The Company’s believes that no events since the acquisition of Maverick have triggered an acceleration in the due date of the Cash Flow Notes.

The purchase price was subject to adjustment for any change in working capital as defined in the agreement, between October 31, 2007 and the closing date, as well as other adjustments associated with changes in indebtedness. The Cash Flow Notes were reduced by the amount of the working capital post closing adjustment, which was determined by the Company to be $645,596. This amount may be subject to modification as may be agreed between the parties. At the time the acquisition was completed, a discount to present value in the amount of $1,320,404 was recorded and deducted from the Cash Flow Notes as these notes are non-interest bearing for the initial 5 years of their term. As a result, the net carrying value of the Cash Flow Notes on April 29, 2008 was $3,034,000.  During the three months ended March 31, 2010 and 2009, accretion of the discount related to the Cash Flow Notes of $62,407 and $58,055, respectively, was recognized as interest expense.

On April 16, 2009, the Company received a written notice of acceleration from Robert L. Kovar Services, LLC, as the stockholder representative, claiming that the Company failed to make timely mandatory prepayments in the amount of $110,381 due under the terms of the Cash Flow Notes.   The Company has not reclassified the long-term portion of these Cash Flow Notes included in Notes payable – acquisitions to current liabilities.  It is the Company’s position that Maverick generated a pretax loss during the period April 29, 2008 through March 31, 2010, and as such the Company was not obligated to make a mandatory payment to the note holders.   Generally Accepted Accounting Principles in the United States of America (“GAAP”) require intangible assets to be amortized over their useful lives.  In addition, goodwill and intangible assets are evaluated annually for potential impairment.  The pretax income as calculated by Robert L. Kovar Services, LLC, as the stockholder representative, did not include amortization expense or impairment charges related to intangible assets and goodwill in accordance with GAAP.  These Cash Flow Notes are now the subject of litigation between Kovar and the Company as further described in Note 15.

(c) $2,917,000 revolving line of credit, payable to the Maverick former shareholders in monthly interest payments at prime plus .25%, principal and unpaid interest due at maturity in September 2010.   No payments were made during 2010.  The interest rate applicable under this agreement is currently 3.5%.

(d) Term note, payable to the Maverick former shareholders in monthly principal and interest payments of $10,280 with interest at prime plus .75%, unpaid principal and interest was due at maturity in May 2009. No payments were made in 2010.

(e) Second term note, payable to the Maverick former shareholders in monthly interest payments at prime plus ..50% beginning in April 2008, and beginning in October 2008, principal payments of $23,390 plus interest until maturity in April 2013. No payments were made in 2010.  The current interest rate applicable under this agreement is 3.75%.

(f) On April 29, 2009, Maverick received a notice of acceleration (the “Acceleration Letter”) with respect to the revolving line of credit, the term note and the second term note payable to the Maverick former shareholders (the”Maverick Notes”) and governed by a Loan Agreement and related Security Agreement originally dated April 30, 2005 and April 29, 2005, respectively.  The Acceleration Letter alleges that Maverick failed to comply with certain covenants under the terms of the Loan Agreement and that Maverick failed to make payments due under the Notes.  The outstanding principal, accrued interest and late charges alleged to be owed by Maverick in the Acceleration Letter total $4,659,227.  The Acceleration Letter also contends that interest continues to accrue at the default rate of 18% per annum.  In a separate letter, dated May 1, 2009, Robert L. Kovar Services, LLC, as the stockholder representative for the sellers, purported to terminate the revolving credit facility under the Loan Agreement and demanded turnover of all collateral securing indebtedness under the Loan Agreement, including the Maverick Notes. No payments were made in 2009 or through March 31, 2010.

The Company and Maverick have asserted claims in litigation against the holders of the Maverick Notes, Robert L. Kovar Services, LLC, Robert L. Kovar, individually, and others.  The litigation is in its early stages and, accordingly, the Company cannot predict the outcome of these matters.  See Note 15.  The Company is accruing interest on the Maverick Notes while the claims are being resolved.

Annual maturities of indebtedness at March 31, 2010 are as follows (stated in thousands):

For the Year Ended March 31,
2011	$17,582
2012	—
2013	—
2014	3,485
Thereafter	—
$21,067

The following is a schedule of future minimum lease payments under capitalized leases together with the present value of the net minimum lease payments at March 31, 2010 (stated in thousands):

For the Year Ended March 31,
2011	$148
2012	123
2013	46
Thereafter	—
Total minimum lease payments	317
Less: Amount representing interest	(38)
Current value of minimum lease payments	279
Less: Current maturities	(201)
$78

The effective interest rate on capitalized leases ranges from 5% - 31%.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)

Note 10 – Asset Retirement Obligation

For the Company, asset retirement obligations (“ARO”) represent the systematic, monthly accretion and depreciation of future abandonment costs of tangible assets such as wells, service assets, and other facilities. The fair value of a liability for an asset’s retirement obligation is recorded in the period in which it is incurred if a reasonable estimate of fair value can be made, and the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, an adjustment is made to the full cost pool, with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. The Company’s policy with respect to ARO is to assign depleted wells to a salvager for the assumption of abandonment obligations before the wells have reached their economic limits; the Company has estimated its future ARO obligation with respect to its operations. The ARO assets, which are carried on the balance sheet as part of the full cost pool, have been included in our amortization base for the purposes of calculating depreciation, depletion and amortization expense.

The following table describes changes in the asset retirement liability as of March 31, 2010. The ARO liability in the table below includes amounts classified as long-term at March 31, 2010 (stated in thousands):

Three Months Ended March 31, 2010
ARO liability at beginning of period	$7,239
Abandonments during period	(185)
Accretion expense	356
Obligations arising during period	—
Changes in estimates	(153)
ARO liability at end of period	$7,257

Note 11 – Earnings per Share

  The Company accounts for earnings per share in accordance with ASC 260 Earnings Per Share, which requires the presentation of "basic" and "diluted" EPS on the face of the statement of operations. Basic EPS amounts are calculated using the weighted average number of common shares outstanding during each period. Diluted EPS assumes the exercise of all stock options, warrants and convertible securities having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method. When a loss from continuing operations exists, as in the periods presented, potential common shares are excluded in the computation of diluted EPS because their inclusion would result in an anti-dilutive effect on per share amounts.

Reconciliations between the numerators and denominators of the basic and diluted EPS computations for each period are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Numerator:
Net loss applicable to common stockholders	$(952,772)	$(2,116,156)

Denominator:
Denominator for basic (loss) per share — weighted-average shares outstanding	22,338,619	22,070,762
Effect of potentially dilutive common shares:
Warrants	—	—
Employee and director stock options	—	—
Denominator for diluted loss per share — weighted-average shares outstanding and assumed conversions	22,338,619	22,070,762

Basic loss per share	$(0.04)	$(0.10)

Diluted loss per share	$(0.04)	$(0.10)

The increase in weighted-average shares outstanding at March 31, 2010, is the result of issuing 535,714 shares, to Lance Duncan, (see Note 14). For the three months ended March 31, 2010 and 2009, the Company excluded options to purchase 151,000 and 156,000 shares of common stock, respectively, as the effect would be anti-dilutive.

Note 12 – Income Taxes

 Deferred income taxes are provided on a liability method whereby deferred tax assets and liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities as well as operating loss and tax credit carry forwards.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

 The Company has computed the tax provision for the three months ended March 31, 2010 in accordance with the provisions of ASC 740 – Income Taxes and ASC 270 – Interim Reporting.  The Company has estimated that its effective tax rate for US purposes will be zero for 2010, and consequently, recorded no U.S. income tax benefit for the quarter ended March 31, 2010 due to the substantial uncertainty regarding ultimate realization.

At March 31, 2010, the Company had, subject to the limitations discussed below, approximately $28 million of net operating loss carryforwards for U.S. purposes. These loss carryforwards will expire from 2026 through 2030 if not utilized.

In addition to any Section 382 limitations for change of control, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under ASC 740. Therefore, the Company has increased its valuation allowance at March 31, 2010 to approximately $8.8 million, an increase of roughly $0.1 million from December 31, 2009.

The current period income tax expense is solely attributable to Texas Margin taxes accrued during the period.

Note 13 - Segment Information

The Company considers itself to be in two lines of business - (i) as an independent oil and gas exploration and production company and (ii) as an engineering services company.

(i)
The Company sells substantially all of its crude oil production under short-term contracts based on prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate contracts, adjusted by agreed-upon increases or decreases which vary by grade of crude oil. The majority of the Company’s natural gas production is sold under short-term contracts based on pricing formulas which are generally market responsive. From time to time, the Company may also sell a portion of the gas production under short-term contracts at fixed prices. For the three months ended March 31, 2010, three customers accounted for approximately 47%, 16% and 11% of the Company’s crude oil and natural gas revenues.  The Company believes that the loss of any of its oil and gas purchasers would not have a material adverse effect on its results of operations due to the availability of other purchasers.

(ii)
Maverick provides engineering and construction services primarily for three types of clients: (1) upstream oil & gas, domestic oil and gas producers and pipeline companies; (2) industrial, petrochemical and refining plants; and (3) infrastructure, private and public sectors, including state municipalities, cities, and port authorities. Maverick operates out of facilities headquartered in Victoria, Texas and operates primarily in Texas. The types of services provided include project management, engineering, procurement, and construction management services to both the public and private sectors, including the oil and gas business in which the Company is engaged.  For the three months ended March 31, 2010, three customers accounted for approximately 40%, 24% and 16%. of the Company’s service revenues

The following table presents selected financial information for the Company’s operating segments (stated in thousands):

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)

	Exploration			Consolidated
For the Three Months Ended March 31, 2010:	and Production	Engineering	Parent	Total
Revenues	$6,056	$4,614	$—	$10,670
Intersegment revenues	—	—	—	—
Total revenues	$6,056	$4,614	$—	$10,670
Income (loss) before income taxes	$989	$(119)	$(1,809)	$(939)
As of March 31, 2010:
Total assets	$59,900	$3,938	$591	$64,429

	Exploration			Consolidated
For the Three Months Ended March 31, 2009:	and Production	Engineering	Parent	Total
Revenues	$3,329	$5,506	$—	$8,835
Intersegment revenues	—	—	—	—
Total revenues	$3,329	$5,506	$—	$8,835
Income (loss) before income taxes	$(1,646)	$(967)	$(618)	$(3,231)
As of March 31, 2009:
Total assets	$80,850	$9,683	$9,706	$100,239

Note 14 – Treasury Stock

 In February 2010, the Company settled its dispute with Mr. Lance Duncan and issued him 535,714 shares of common stock out of its treasury stock holdings.   The shares were originally recorded as treasury shares at the Company’s purchase cost of $7.84 per share, or $4,199,409.  With the subsequent reissuance, the Company reduced the cost of treasury shares by $4,199,409 and recorded $3,101,194, representing the difference between the original acquisition cost of the shares and the value accrued by the Company, as a decrease in additional paid-in capital.

Note 15 – Litigation

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not anticipate these matters to have a materially adverse effect on the financial position or results of operations of the Company.

Exxon Litigation

 On January 16th, 2008, Exxon Mobil Corporation filed a petition in the 270 th District Court of Harris County, Texas, naming us as a defendant along with TEC and a third party, Merenco Realty, Inc., demanding environmental remediation of certain properties in Tomball, Texas. In 1996, pursuant to an assignment agreement, Exxon Mobil sold certain oil and gas leasehold interests and real estate interests in Tomball, Texas to TEC’s predecessor in interest, Merit Energy Corporation. In 1999, TEC assigned its 50% undivided interest in one of the tracts in the acquired property to Merenco, an affiliate of TEC, owned 50% by our Chairman of the Board, Tim Culp. In October 2007, the Texas Railroad Commission notified Exxon Mobil of an environmental site assessment alleging soil and groundwater contamination for a site in the area of Tomball, Texas. Exxon Mobil believes that the site is one which was sold to TEC and claims that TEC is obligated to remediate the site under the assignment agreement. Exxon Mobil has requested that the court declare the defendants obligated to restore and remediate the properties and has requested any actual damages arising from breach and attorneys’ fees. We believe that Exxon Mobil’s claim that TEC is responsible for any remediation of such site is without merit and we intend to vigorously defend ourselves against this claim. However, no assurance can be given that we will prevail in this matter and we currently are not able to estimate the range of possible exposure or loss, if any, that might result from this litigation. We acquired substantially all the assets and liabilities of TEC in the TEC acquisition. Merenco was not acquired by us in the TEC acquisition and our Chairman, Tim Culp, continues to have a 50% ownership interest in Merenco.  Currently the Court has indicated a willingness to put the case on hold pending completion of the Railroad Commission investigation.

Hyman Litigation

 On November 11, 2008, Mr. Hyman, a former employee of KD Resources, filed a claim against KD Resources and Platinum Energy stating that he was discharged from KD Resources in violation of the Sarbanes-Oxley Act of 2002, Section 806, Protection for Employees of Publicly Traded Companies Who Provide Evidence of Fraud.  In December, 2008, the Department of Labor (“DOL”) dismissed the complaint as not being timely filed.  On or about January 8, 2009, Mr. Hyman appealed the ruling of the DOL. On January 16, 2009, the DOL filed an Order to Show Cause whereby Mr. Hyman was ordered to show why his case should not have been dismissed.  On February 14, 2009, Mr. Hyman filed his response to the Order to Show Cause stating that he failed to file within the required time because he was engaged in negotiations with the Respondents.  On March 18, 2009, the Department of Labor dismissed Mr. Hyman’s claim for failure to file within the 90-day filing period.   Mr. Hyman filed a Petition for Review of the Decision and Order Dismissing Complaint issued March 18, 2009.  A Notice of the Appeal was filed April 10, 2009 which was granted.  On March 31, 2010, in a split decision, the Administrative Review Board reversed the decision of the Administrative Law Judge and Remanded the case for further consideration.  It is the Company's contention that Mr. Hyman did not file his complaint within the time required by Sarbanes-Oxley, and in any case, was never an employee of Platinum Energy Resources or any of its subsidiaries; as such we are not liable for any issues between Mr. Hyman and his former employer, KD Resources.  It is the Company's further contention that the only reason Platinum Energy is listed in this action is because it is a public company and Mr. Hyman needs a public company in order to obtain his status under the Sarbanes-Oxley Act.  The case is currently in the discovery phase and the judge imposed a deadline of September 1, 2010 to present briefs.  We believe the likelihood of any loss related to this litigation is remote.

Kovar Litigation

On December 3, 2008, Robert Kovar filed suit against Platinum alleging that he “Resigned for Good Reason” according to his employment contract.  Mr. Kovar is seeking a Declaration Judgment that he had “Good Reason” to resign his employment at Platinum Energy and Maverick Engineering.  Mr. Kovar is also requesting payment of the severance package, accelerated vesting of options and accelerated payment of the Cash Flow Notes (as described in the Platinum Energy, Maverick Engineering Merger Agreement and Note 9 above) as described in his employment agreement, plus attorney fees and court costs.  It is our contention that Mr. Kovar resigned his position without good reason and is therefore, not entitled to severance or accelerated vesting of options.  It is our additional conviction that the Cash Flow Notes has been cancelled and that Platinum Energy in no longer obligated to make any payments thereunder, pursuant to the terms of Mr. Kovar’s employment agreement. We are currently in the discovery phase of this matter.  We believe that Mr. Kovar’s claim that he resigned with “Good Reason” is without merit and we intend to vigorously defend ourselves against this claim.

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

Currently trial date has been set for November 30, 2010.

Citgo Litigation

On October 14, 2009, Maverick Engineering filed suit in Harris County against CITGO Refining & Chemical Company, LP for Breach of Contract.  According to the Petition, Maverick provided engineering services to CITGO and CITGO has refused to pay for those services.  Maverick is suing for recover of $357,538, representing the outstanding accounts receivable balance due from CITGO on the date the suit was filed, plus damages, costs, attorney fees, interest, and other relief.  While Maverick has performed all terms, conditions, and covenants required under its contract with CITGO, it is too early in this litigation to be able to predict the outcome.

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

The Board of Directors accepted Ms. Meier’s resignation, but stated that “good reason” did not exist.  This matter is currently in the early phase of litigation.  We believe that Ms. Meier’s claims are without merit and we intend to vigorously defend ourselves against these claims. There have been no changes in circumstances or events relating to this litigation since the discussion in the company’s annual report.

Note 16 – Subsequent Events

In May 2010, the Company paid down $1.5 million on the Bank of Texas Senior Credit Facility.  In June 2010, the Company liquidated sixty put contracts at $85 per barrel and an additional  fifty put contracts at $80 per barrel.  These put contracts had settlement dates through December 2010, and the total fair value of these contracts at March 31, 2010 was $672,900.  The net proceeds to the Company were $1.16 million in cash.  The Company used all proceeds from the liquidation of the contracts to pay down an additional $2 million on the Senior Credit Facility.

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

Overview

We consider ourselves to be in two lines of business - (i) as an independent oil and gas exploration and production company and (ii) as an engineering and construction services company.

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

Results of Operations

Set forth below are:

(A)	A discussion of the results of operations for Platinum Energy Resources, Inc. ("Platinum") for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009;

(B)	A discussion of the results of operations for our oil and gas entities for the comparative periods March 31, 2010 and March 31, 2009; and

(C)	A discussion of the results of operations for our engineering and constructing services business for the comparative periods of March 31, 2010 and March 31, 2009.

(A) - Results of Operations - Platinum

For the three months ended March 31, 2010 as compared to the three months ended March 31, 2009

On a consolidated basis we had a net loss of approximately $1.0 million during the first three months ended March 31, 2010 compared to a net loss of approximately $2.1 million during the comparative period ended March 31, 2009.

 Our general and administrative expenses, other than those attributable to our oil and natural gas assets and our engineering services business, for the three months ended March 31, 2010 was $539,000, as compared to approximately $619,000 for the three months ended March 31, 2009.  The decrease of $80,000 was due to tighter cost control measures and reduced payroll.

We also recognized losses (realized and unrealized) on our commodity derivatives of $1.3 million for the three months ended March 31, 2010, as compared to a gain of $0.5 million in the comparable 2009 period. We have experienced great volatility in the value of these derivative instruments as a result of the fluctuation in the price of crude oil.

(B) - Results of Operations - Oil and Gas

For the Three Months Ended March 31, 2010 as compared to the Three Months Ended March 31, 2009

Our revenues from oil and gas sales for the three months ended March 31, 2010 were $6.1 million. Oil and gas sales for the three months ended March 31, 2009 were $3.3 million. The 85% increase in oil and gas revenues of $2.8 million was due to an increase in commodity prices during the three months ended March 31, 2010. The average oil price we obtained on our product sales for the three months ended March 31, 2010 was $75.19, compared to $37.37 for the three months ended March 31, 2009. The average gas price we obtained for our product for the three months ended March 31, 2010 was $5.74 per Mcf, as compared to $3.37 for the three months ended March 31, 2009. Production on a BOE basis decreased 11.2% from 104,558 BOE’s during the three months ended March 31, 2009, to 92,821 BOE’s during the three months ended March 31, 2010.

Oil and gas production costs in the form of lease operating expense on a BOE basis decreased  by $1.43 per BOE, or 5.48%, from $26.11 per BOE during the three months ended March 31, 2009 to $24.68 per BOE during the three months ended March 31, 2010. The decrease was due primarily to efforts to control costs in marginally economic areas.. Other factors outside management control, such as third party service availability and the availability of adequate technical and field staff, could have an adverse effect on lease operating costs in the future.

Depletion expense for oil and gas properties was $1,225,000 and $1,547,272 for the three months ended March 31, 2010 and 2009, respectively.  This represents a decrease of $322,272, or 21%, during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease was related to a lower carrying value of our oil and gas properties as a result of the ceiling test write down recorded as of December 31, 2009.

We also incurred unrealized losses of $35,302 for the three months ended March 31, 2010 as compared to unrealized gains of approximately $27,000 during the three months ended March 31, 2009 on the value of certain hedge contracts on crude oil. The change was due to the volatility in the price of oil.

Supplemental Oil and Gas Information

The following information is intended to supplement the unaudited consolidated financial statements included in this report with data that is not readily available from those statements.

	Three Months Ended March 31,
	2010	2009
Production
Oil (Bls)	67,099	69,930
Gas (Mcf)	154,332	207,766
Boe (Bls)	92,821	104,558

Average Prices
Oil ($/Bbl)	$75.19	$37.37
Gas ($/Mcf)	$5.74	$3.37

Average Lifting Cost
Per Boe	$24.68	$26.11

(C) - Results of Operations - Engineering Services (Maverick)

For the three months ended March 31, 2010 as compared to the three months ended December 31, 2009

Revenues for the three months ended March 31, 2010 and the three months ended March 31, 2009 were $4.6 million and $5.5 million, respectively.  Gross margin performance for these periods was -0.17% and -16.6%, respectively.  The decline in first quarter gross margin was caused by a simultaneous work slowdown in our three largest business segments (Industrial, Oil & Gas and Survey), largely as a result of project curtailments as clients adjusted to the slowdown in the U.S. economy.  In the first quarter, the Infrastructure business stream was the only business line that achieved its budgeted revenue.  Engineering services reported pretax losses of $119,234 and $966,796 in the three months ended March 31, 2010 and the three months ended March 31, 2009, respectively.

Liquidity and Capital Resources

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.   We have incurred significant losses since inception, resulting in cumulative losses of $112,229,025 through March 31, 2010. Substantially all of these losses were a result of non-cash writedowns associated with the valuation of our oil and gas properties when the product prices used to value our oil and gas properties were significantly lower than current prices.  Additionally, the outstanding loan with the Bank of Texas matured on June 1, 2010 and remains unpaid as of July 29, 2010.   At March 31, 2010, the loan balance was approximately $13 million.  Since March 31, 2010, we have paid down that debt to approximately $9.5 milllion by using excess cash on hand and by using the cash proceeds received from the liquidation of a portion of our derivative positions. The Bank of Texas loan is collateralized by substantially all of our proved oil & gas assets, as well as substantially all of the derivative financial instruments.  As of July 29, 2010, we have not received a notice of foreclosure from the Bank of Texas.  Our current cash on hand is not adequate to satisfy the Bank of Texas loan.

The options available to us to settle the outstanding loan with the Bank of Texas include further liquidation of our hedge positions, use of available cash, a partial sale of our oil and gas assets, seeking additional equity financing, or the refinancing of our existing debt.  There is no assurance that we will be able to obtain such additional funds through equity or debt refinancing, or any combination thereof. Additionally, no assurance can be given that any such refinancing, if achievable, will be adequate to meet our ultimate capital needs and to support our growth. If the Company is not able to obtain additional financing on a timely basis and on satisfactory terms, or should the Bank of Texas issue us a notice of foreclosure with respect to the assets collateralizing the loan, our operations would be materially negatively impacted.  However, at current product prices, our cash flow associated with our oil and gas operations continues to be strong. Although the options available to us to liquidate the bank debt are not attractive, we do believe that we have the assets in place to satisfy this obligation.

Capital Resources

At March 31, 2010, we had cash and cash equivalents of $5,838,807 and negative working capital of $11,053,876, compared to cash and cash equivalents of $2,941,939 and negative working capital of $13,453,250.  The improved working capital was primarily attributable to increased cash on hand attributable to improved cash flow from operations and cash received in settlement of derivative contracts.

Operating activities provided cash during 2010 of $2,528,426, versus cash used in operations of $2,062,460 during the 2009 quarter.  The improved operating cash flow for the quarter ended March 31, 2010, was primarily attributable to the lower net loss for the 2010 period, favorable changes in working capital items for the 2010 period and the noncash loss attributable to changes in the fair value of commodity derivatives during 2010.

Investing activities provided cash during 2010 of $421,698, versus $41,354 during the 2009 period.  The improved cash flow from investing activities for 2010 was primarily attributable to reduced capital expenditures during the 2010 period.  The Company had additions to property and equipment in the 2010 period of $51,608 versus $796,192 of additions during the 2009 period.

Financing activities used cash of $53,256 during the 2010 quarter, versus providing cash of $464,699 during the 2009 period.  The 2009 period includes the impact of $1,000,000 in proceeds received from the Company’s revolving credit facility.  No such proceeds were received in the 2010 quarter.

Capital Expenditures  - Oil and Gas Development

The reserve report prepared as of December 31, 2009 assumes that we will not spend any capital expenditures in 2010 to exploit oil and gas opportunities. Our primary focus since the beginning of the year has been to control our operating costs.   As cash flow allows, we may commence a limited drilling or workover program in order to stem the natural decline associated with our current production. The execution of any capital program is dependent on the availability of technical and field staff, product pricing, rig availability and an implementation of corporate strategy. Through March 31, 2010 we have incurred capital expenditures of approximately $24,000, primarily related to a gathering system upgrade project.

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

For the three months ended March 31, 2010 and 2009, we reported net gains (losses) of $(1,305,806) and $527,445  on the change in value of our derivative contracts.

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

Interest Rate Risk

At March 31, 2010 our oil and gas subsidiaries had approximately $13 million in outstanding borrowings associated with their credit facility with a major bank and our engineering services subsidiary had $8.1 million in outstanding borrowings under term notes with the selling shareholders from whom we acquired Maverick, our engineering services business.

Price Risks

See Note 6 within the financial statements in Item 1 for a description of our price risks and price risk management activities.

Item 4T.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2010.  Based on that evaluation, the Company’s Principal executive officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2010 due to material weaknesses in our internal controls related to inadequate staffing within our accounting department and upper management, lack of consistent policies and procedures, inadequate monitoring of controls, inadequate disclosure controls and significant turnover among the staff and officers of the Company.  It is Management’s plan to remediate the internal control material weakness by implementing new controls and procedures that combined will improve the quality of the financial reporting process.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

 Item 1A.   Risk Factors.

 There have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

PLATINUM ENERGY RESOURCES, INC.

Date: July 29, 2010	By:	/s/ Al Rahmani
Al Rahmani Chief Executive Officer