Form 10-Q
period 2010-06-30
PLATINUM ENERGY RESOURCES INC
filed 2010-08-20
CIK 1329605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of August 20, 2010, 22,606,476 of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
Table of Contents

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2010	December 31, 2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,588,484	$2,941,939
Accounts receivable, net of $224,392 allowance for doubtful accounts as of June 30, 2010 and December 31, 2009
Oil and gas sales	2,191,961	2,079,201
Service	3,079,466	2,961,546
Inventory	422,452	410,791
Fair value of commodity derivatives - current	3,050,878	3,595,144
Prepaid expenses and other current assets	257,301	610,989
Total Current Assets	13,590,542	12,599,610

Property and equipment, at cost
Oil and gas properties, full cost method	208,377,394	208,291,206
Other property and equipment	5,594,108	5,565,746
Less accumulated depreciation, depletion, amortization and impairment	(170,506,757)	(167,973,630)
Property and equipment, net	43,464,745	45,883,322

Other assets
Fair value of commodity derivatives	3,258,487	3,190,294
Real estate held for development	2,700,000	2,700,000

Total Assets	$63,013,774	$64,373,226

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable
Trade	$2,239,011	$2,154,188
Oil and gas sales	1,231,598	920,818
Unearned service revenues	1,290,666	1,525,356
Accrued liabilities and other	1,886,939	2,508,579
Income taxes payable	289,525	328,324
Current portion of asset retirement obligation	801,915	812,670
Current maturities of long-term debt, capital lease obligations and notes payable	14,224,840	17,802,925
Total Current Liabilities	21,964,494	26,052,860

Long-term debt and capital lease obligations, net of current portion	98,860	111,315
Notes payable - acquisitions	3,548,384	3,422,433
Other accrued liabilities	119,735	119,735
Asset retirement obligation	6,458,288	6,426,424
Total Liabilities	32,189,761	36,132,767

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 1,000,000 authorized, 0 issued	—	—
Common stock, $0.0001 par value; 75,000,000 shares authorized; 24,068,675 issued and 22,606,476 and 22,070,762 outstanding at June 30, 2010 and December 31, 2009, respectively	2,407	2,407
Additional paid-in capital	152,113,738	155,175,771
Accumulated deficit	(109,830,077)	(111,276,255)
Treasury stock – 1,462,199 and 1,997,913 shares, respectively, at cost	(11,462,055)	(15,661,464)

Total Stockholders' Equity	30,824,013	28,240,459

Total Liabilities and Stockholders' Equity	$63,013,774	$64,373,226

The accompanying notes are an integral part of these consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES
Oil and gas sales	$4,514,266	$4,465,303	$10,570,462	$7,780,004
Service revenues	4,124,569	4,487,219	8,738,987	10,007,714
	8,638,835	8,952,522	19,309,449	17,787,718
COSTS AND EXPENSES
Lease and other operating expense	2,981,247	2,203,471	5,272,114	4,933,899
Cost of service revenues	4,257,397	4,281,185	8,538,842	9,614,886
Marketing, general and administrative expense	847,807	2,317,738	2,623,734	4,548,459
Depreciation, depletion and amortization expense	1,143,098	1,866,365	2,533,127	3,796,309
Accretion of asset retirement obligations	-	80,834	356,347	159,547

Total costs and expenses	9,229,549	10,749,593	19,324,164	23,053,100

Operating Income (Loss)	(590,714)	(1,797,071)	(14,715)	(5,265,382)

OTHER INCOME (EXPENSE)
Interest income	8,613	881	59,025	4,314
Interest expense	(252,228)	(334,726)	(512,187)	(630,617)
Commodity derivatives – realized and unrealized gains (losses)	3,244,782	(8,405,839)	1,938,976	(7,878,394)
Other	-	122	—	2,553
Total other income (expense)	3,001,167	(8,739,562)	1,485,814	(8,502,144)

Income (Loss) Before Income Taxes	2,410,453	(10,536,633)	1,471,099	(13,767,526)
Provision (Benefit) From Income Taxes	11,503	(3,674,709)	24,921	(4,789,446)

Net Income (Loss)	$2,398,950	$(6,861,924)	$1,446,178	$(8,978,080)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic and Diluted	22,606,475	22,070,762	22,472,547	22,070,762

NET INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.11	$(0.31)	$0.06	$(0.41)

The accompanying notes are an integral part of these consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009
Cash Flows From Operating Activities
Net Income / (Loss)	$1,446,178	$(8,978,080)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	2,533,127	3,796,309
Accretion of asset retirement obligation	356,347	159,547
Accretion of debt discount	125,951	117,169
Stock based compensation	39,161	90,000
Deferred income taxes	-	(4,818,634)
Commodity derivatives – realized and unrealized (gains) losses	(1,938,976)	7,878,394
Changes in operating assets and liabilities:
Accounts receivable – Oil and gas	(137,244)	(169)
Accounts receivable – Service	(117,920)	2,429,099
Inventory	(11,661)	(44,116)
Prepaid expenses and other current assets	353,688	242,986
Accounts payable – Trade	84,823	(915,674)
Accounts payable – Oil and gas	125,601	(591,055)
Accrued liabilities, unearned service revenues and other	241,885	(1,126,020)
Income taxes payable	(38,799)	42,713
Net cash provided by (used in) operating activities	3,062,161	(1,717,531)

Cash Flows From Investing Activities
Purchases of property and equipment	(264,609)	(965,722)
Cash received on settlement of derivative contracts	2,439,533	1,165,930
Net cash provided by investing activities	2,174,924	200,208

Cash Flows From Financing Activities
Proceeds of revolving credit facility	-	1,000,000
Payments on long-term debt and capital leases	(3,590,540)	(679,592)
Net cash provided by (used in) financing activities	(3,590,540)	320,408

Net Increase (Decrease) in Cash and Cash Equivalents	1,646,545	(1,196,915)

Cash and Cash Equivalents - Beginning of the Period	2,941,939	3,668,092

Cash and Cash Equivalents - End of Period	$4,588,484	$2,471,177

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$371,870	$432,427
Income taxes	—	70,000
Non-Cash Investing and Financing Activities
Issuance of treasury stock to settle accrued liability	$1,098,215	$—
Asset retirement cost and obligation	$151,000	$50,278

The accompanying notes are an integral part of these consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant losses, resulting in cumulative losses of $109,830,077 through June 30, 2010.  At June 30, 2010 the Bank of Texas loan balance was approximately $9.5 million.  The Company’s current cash on hand is not adequate to satisfy the Bank of Texas debt.

The Company’s outstanding loan with the Bank of Texas originally matured on June 1, 2010.  On August 6, 2010, the Company paid $1 million of principal to the Bank of Texas and was granted an extension to the maturity date of the loan to  September 1, 2010.  Beyond the extended maturity date, the Company’s available options to settle the outstanding loan with the Bank of Texas may require a combination of actions, including possible further liquidation of the Company’s hedge positions, use of available cash on hand, a partial sale of its oil and gas assets, seeking additional equity financing, or the refinancing of its existing debt.  If the Company is unable to raise additional equity or to refinance its loan with the Bank of Texas, then it will have no choice but to sell a portion of its oil and gas properties. Additionally, no assurance can be given that any such financing or refinancing, if achievable, will be adequate to meet our ultimate capital needs and to support our growth. If the Company is not able to obtain additional financing on a timely basis and on satisfactory terms, or should the Company receive a foreclosure notice from the Bank of Texas, our operations would be materially negatively impacted.  Further the Company has assets and liabilities that could be adversely affected by unfavorable outcomes of litigation in progress.  See Litigation Note 15 for a full discussion of litigation.

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

Note 3 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of June 30, 2010 and for the three and six months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited interim consolidated balance sheet as of June 30, 2010, unaudited interim consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, and the unaudited interim consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 include all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended June 30, 2010 are not necessarily indicative of results to be expected for the year ending December 31, 2010 or for any future interim periods.  The notes to the consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

Note 4 — Summary of Significant Accounting Policies

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include volumes of oil and natural gas reserves and production, abandonment obligations, impairment of oil and natural gas properties (if any), depreciation, depletion and amortization, income taxes, bad debts, derivatives, contingencies and litigation.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and money market funds for purposes of the statements of cash flows. The Company considers all highly liquid monetary instruments with original maturities of three months or less to be cash equivalents. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.   As of June 30, 2010, the Company had deposits with institutions in excess of the insured limits totaling $3,340,429.

Allowance for Doubtful Accounts

The Company’s reported balance of accounts receivable, net of allowance for doubtful accounts, represents management’s estimate of the amount that ultimately will be realized in cash.  The Company reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical payment trends, the age of the receivables and knowledge of the individual customers.  When the analyses indicate, management increases or decreases the allowance accordingly.  If the financial condition of our customers were to deteriorate, additional allowances may be required.  The Company did not change its allowance for doubtful accounts during the three or six month periods ended June 30, 2010.

 Oil and Gas Properties

The Company uses the full cost method of accounting for exploration and development activities. Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as oil and gas properties. This includes any internal costs that are directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country. The Company has defined a cost center by country. Currently, all of the Company’s oil and gas properties are located within the continental United States.

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

Under the full cost method of accounting, a ceiling test is performed quarterly. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test determines a limit on the carrying value of oil and gas properties.  The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization, and impairment and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using average prices for the preceding 12 months applied on a non-escalated basis and including the effect of derivative instruments that qualify as cash flow hedges, if any, discounted at 10%, net of related tax effects, plus the cost of unevaluated properties and major development projects excluded from the costs being amortized. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated depreciation, depletion, amortization and impairment.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessments inherently involve an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Subsequent Events

Management evaluated subsequent events to determine if events or transactions occurring through the date at which the financial statements were available to be issued required disclosure.  Management determined that, except as disclosed in Note 16, no such events have occurred that would require adjustment to or disclosure in the financial statements.

Reclassifications

Certain reclassifications have been made to prior year information to conform to the current period presentation.

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Note 5 - Oil and Gas Properties

The following table sets forth the Company’s costs incurred in oil and gas property acquisition, exploration and development activities for the six months ended June 30, 2010 (stated in thousands):

Balance at January 1, 2010	$208,291
Acquisition of properties:
Proved	—
Unproved	—
Exploration Costs	—

Revision to asset retirement obligation	(151)
Development costs	237
Balance at June 30, 2010	$208,377

     The following table sets forth the Company’s capitalized costs relating to oil and gas producing activities at June 30, 2010 and December 31, 2009 (stated in thousands):

	June 30, 2010	December 31, 2009
Properties subject to depletion, depreciation and amortization	$208,377	$208,291
Properties not subject to depletion, depreciation and amortization	-	-
	208,377	208,291
Accumulated depletion and impairment	(166,710)	(164,497)
Net capitalized costs	$41,667	$43,794

Note 6 – Derivative Financial Instruments

The Company engages in price risk management activities from time to time.  We utilize derivative instruments, consisting of swaps, floors and collars, to attempt to reduce our exposure to changes in commodity prices. All derivative instruments are recognized as assets or liabilities in the balance sheet, measured at fair value. The accounting for changes in the fair value of a derivative depends on both the intended purpose and the formal designation of the derivative. Designation is established at the inception of a derivative, but subsequent changes to the designation are permitted. We have elected not to designate any of our derivative financial contracts as accounting hedges. Changes in fair value of derivative instruments which are not designated as cash flow hedges are recorded in other income (expense) as Commodity derivatives - realized and unrealized gains and losses. The obligations under the derivatives contracts are collateralized by the same assets that collateralize the Senior Credit Facility, and the contracts are cross-defaulted to the Senior Credit Facility.  Substantially all of the derivative financial instruments are collateral for the Senior Credit Facility further described in Note 9.

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

 For the three months ended June 30, 2010 and 2009, the Company included in other income (expenses) realized and unrealized gains (losses) related to its derivative contracts as follows (stated in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Crude oil derivatives gains (losses)
Realized	$730	328
Unrealized	2,515	(8,734)
	$3,245	(8,406)

For the six months ended June 30, 2010 and 2009, the Company included in other income (expenses) realized and unrealized gains (losses) related to its derivative contracts as follows (stated in thousands):

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Crude oil derivatives gains (losses)
Realized	$782	1,166
Unrealized	1,157	(9,044)
	$1,939	(7,878)

In June 2010, the Company liquidated six put contracts at $85 per barrel and an additional five put contracts at $80 per barrel.  These put contracts had settlement dates through December 2010, The net proceeds to the Company were $1.16 million in cash.   Presented below is a summary of the Company’s crude oil derivative financial contracts at June 30, 2010:

Period Ended June 30,	Instrument Type	Total Volumes (BBL)	Contract Price	Fair Value Asset (stated in thousands)
2011	Puts	50,000	75.00	$204
	Puts	70,000	80.00	680
	Swaps	70,000	95.50	1,315
	Swaps	60,000	95.25	852

2012	Swaps	60,000	95.25	806
	Swaps	60,000	95.00	976
	Puts	50,000	80.00	572

2013	Swaps	60,000	95.00	904
	Total			$6,309

Note 7 – Fair Value Measurements

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In determining the fair value of its derivative contracts, the Company evaluates its counterparty and third party service provider valuations and adjusts for credit risk when appropriate.  ASC 820 establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  The fair value of derivative financial instruments is determined based on counterparties’ valuation models that utilize market-corroborated inputs.

As of June 30, 2010
(in thousands)

	Level 1	Level 2	Level 3	Total
Commodity derivatives – oil and gas	$—	$6,309	$—	$6,309

The determination of the fair values above incorporates various factors required under ASC 815. These factors include the impact of our nonperformance risk and the credit standing of the counterparties involved in the Company’s derivative contracts.

Gains and losses (realized and unrealized) included in earnings for the three and six months ended June 30, 2010 and 2009 are reported in other income on the consolidated statement of operations.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

Note 8 – Commitments and Contingencies

Lance Duncan Consulting Agreement

Effective with the Tandem acquisition on October 26, 2007, the Company entered into a consulting agreement with Mr. Lance Duncan for consulting services, including investigation and evaluation of possible future acquisitions for the Company. Under the terms of the consulting agreement, the Company agreed to issue to Mr. Duncan a total of 714,286 shares of the Company’s restricted common stock as consideration over the period of service. These shares were fixed in number (except for stock splits or other recapitalizations). These shares were to be issued in semi-annual installments over the eighteen month term of the agreement beginning with the closing of the Tandem acquisition.
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

Note 9 - Long-Term Debt and Capital Lease Obligations

The following table sets forth the Company’s long-term debt position as of June 30, 2010 and December 31, 2009 (stated in thousands):

		June 30, 2010	December 31, 2009
Oil and gas revolving line of credit	(a)	$9,509	$13,029
Notes payable - acquisitions	(b)	3,548	3,422
Revolving line of credit to former shareholders – Maverick	(c)(f)	2,917	2,917
Term note to former shareholders - Maverick	(d)(f)	252	252

Second term note to former shareholders - Maverick	(e)(f)	1,404	1,404
Capital lease obligations		242	312
		$17,872	$21,336
Less: Current maturities		14,225	17,802
Long-term debt		$3,647	$3,534

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

In June 2009, the borrowing base was reduced to $15 million and the Senior Credit Facility was amended to change the interest rate provisions. Under the amended loan agreement, outstanding debt bears interest at LIBOR, plus a margin, which varies according to the ratio of the Borrower’s outstanding borrowings against the defined borrowing base, ranging from 2.5% to 3.5%, provided the interest rate does not fall below a floor rate of 4.5% per annum.  In addition, the Borrower is obligated to the bank for a monthly fee of any unused portion of the line of credit at the rate of 0.50% per annum.  The maturity date was also modified to June 1, 2010.

In May 2010, the Company paid down $1.5 million on the Senior Credit Facility.  In June, the Company paid down an additional $2 million on the Senior Credit Facility utilizing cash on hand and the proceeds from the liquidation of certain derivative contracts as further described in Note 6.  The Borrower did not repay the amounts due under the Senior Credit Facility on June 1, 2010.

  On August 6, 2010 with an effective date of June 1, 2010, the Company and the Bank of Texas executed an amendment to the Senior Credit Facility.  The Amendment (1) granted the Company an extension on the maturity date of the loan to September 1, 2010,  (2) reduced the Borrowing Base under the Senior Credit Facility to approximately $9.5 million, (3) required the Company to reduce the then outstanding balance of $9.5 million under the Senior Credit Facility by $1 million, (4) waived certain events of default of the Borrower through the period ended May 31, 2010, and (5) increased the interest rate floor to a rate of not less than 5% per annum.  The Company paid a fee of $40,000 to the Bank of Texas in connection with the waivers and the extension in the maturity date and $36,846 in interest.  Additionally, on August 6, 2010, the Company used cash on hand to pay down $1 million on the Senior Credit Facility, reducing the Bank of Texas loan balance to approximately $8.5 million.

As of June 30, 2010, the $9.5 million outstanding under the revolving line of credit was bearing interest at the bank’s base rate, which was 5.0%.  The Company believes it is currently in compliance with the terms of the amended Senior Credit Facility.

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

The purchase price was subject to adjustment for any change in working capital as defined in the agreement, between October 31, 2007 and the closing date, as well as other adjustments associated with changes in indebtedness. The Cash Flow Notes were reduced by the amount of the working capital post closing adjustment, which was determined by the Company to be $645,596. At the time the acquisition was completed, a discount to present value in the amount of $1,320,404 was recorded and deducted from the Cash Flow Notes as these notes are non-interest bearing for the initial 5 years of their term. As a result, the net carrying value of the Cash Flow Notes on April 29, 2008 was $3,034,000.  Accretion of the discount related to the Cash Flow Notes of $63,544 and $59,114, for the three months ended June 30, 2010 and 2009, respectively, and for the six months ended June 30, 2010 and 2009, $125,951 and $117,169, respectively, was recognized as interest expense.

On April 16, 2009, the Company received a written notice of acceleration from Robert L. Kovar Services, LLC, as the stockholder representative, claiming that the Company failed to make timely mandatory prepayments in the amount of $110,381 due under the terms of the Cash Flow Notes.   The Company has not reclassified the long-term portion of these Cash Flow Notes included in Notes payable – acquisitions to current liabilities.  It is the Company’s position that Maverick generated  pretax quarterly losses during the period April 29, 2008 through June 30, 2010, and as such the Company was not obligated to make a mandatory payment to the note holders.   Generally Accepted Accounting Principles in the United States of America (“GAAP”) require intangible assets to be amortized over their useful lives.  In addition, goodwill and intangible assets are evaluated annually for potential impairment.  The pretax income as calculated by Robert L. Kovar Services, LLC, as the stockholder representative, did not include amortization expense or impairment charges related to intangible assets and goodwill in accordance with GAAP.  These Cash  Flow Notes are now the subject of litigation between Kovar and the Company as further described in Note 15.

(c) $2,917,000 revolving line of credit, payable to the Maverick former shareholders in monthly interest payments at prime plus .25%, principal and unpaid interest due at maturity in September 2010.   No payments were made during 2010.  The interest rate applicable under this agreement is currently 3.5%. See Litigation - Note 15.

(d) $252,000 term note, payable to the Maverick former shareholders in monthly principal and interest payments of $10,280 with interest at prime plus .75%, unpaid principal and interest was due at maturity in May 2009. No payments were made in 2010.  See Litigation - Note 15.

(e) $1,404,000 second term note, payable to the Maverick former shareholders in monthly interest payments at prime plus .50% beginning in April 2008, and beginning in October 2008, principal payments of $23,390 plus interest until maturity in April 2013. No payments were made in 2010.  The current interest rate applicable under this agreement is 3.75%.  See Litigation - Note 15.

(f) On April 29, 2009, Maverick received a notice of acceleration (the “Acceleration Letter”) with respect to the revolving line of credit, the term note and the second term note payable to the Maverick former shareholders (the”Maverick Notes”) and governed by a Loan Agreement and related Security Agreement originally dated April 30, 2005 and April 29, 2005, respectively.  The Acceleration Letter alleges that Maverick failed to comply with certain covenants under the terms of the Loan Agreement and that Maverick failed to make payments due under the Notes.  The outstanding principal, accrued interest and late charges alleged to be owed by Maverick in the Acceleration Letter total $4,659,227.  The Acceleration Letter also contends that interest continues to accrue at the default rate of 18% per annum.  In a separate letter, dated May 1, 2009, Robert L. Kovar Services, LLC, as the stockholder representative for the sellers, purported to terminate the revolving credit facility under the Loan Agreement and demanded turnover of all collateral securing indebtedness under the Loan Agreement, including the Maverick Notes. No payments were made after the first quarter of 2009 through June 30, 2010.The Company and Maverick have asserted claims in litigation against the holders of the Maverick Notes, Robert L. Kovar Services, LLC, Robert L. Kovar, individually, and others.  The litigation is in its early stages and, accordingly, the Company cannot predict the outcome of these matters.  See Litigation Note - 15.  The Company is accruing interest on the Maverick Notes while the claims are being resolved.

Annual maturities of indebtedness at June 30, 2010 are as follows (stated in thousands):

For the Year Ended June 30,
2011	$14,082
2012	-
2013	3,548
2014	-
Thereafter	-
$17,630

The following is a schedule of future minimum lease payments under capitalized leases together with the present value of the net minimum lease payments at June 30, 2010 (stated in thousands):

For the Year Ended June 30,
2011	$174
2012	90
2013	17
Thereafter	-
Total minimum lease payments	281
Less: Amount representing interest	(39)
Current value of minimum lease payments	242
Less: Current maturities	(143)
$99

The effective interest rate on capitalized leases ranges from 5% - 31%.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

The following table describes changes in the asset retirement liability as of June 30, 2010. The ARO liability in the table below includes amounts classified as long-term at June 30, 2010 (stated in thousands):

Six Months Ended June 30, 2010
ARO liability at beginning of period – Current and Long-Term	$7,239
Abandonments during period	(185)
Accretion expense	356
Obligations arising during period	3
Changes in estimates	(153)
ARO liability at end of period – Current and Long-Term	$7,260

Note 11 – Earnings per Share

                     Basic earnings per share (“EPS”) amounts are calculated using the weighted average number of common shares outstanding during each period. Diluted EPS assumes the exercise of all stock options, warrants and convertible securities having exercise prices less than the average market price of the common stock during the periods, using the treasury stock method. When a loss from continuing operations exists, potential common shares are excluded in the computation of diluted EPS because their inclusion would result in an anti-dilutive effect on per share amounts.

 Reconciliations between the numerators and denominators of the basic and diluted EPS computations for each period are as follows (in thousands, except per share data):

	Three Months Ended June 30,
	2010	2009
Numerator:
Net Income (loss) applicable to common stockholders	$2,398,950	$(6,861,924)

Denominator:
Denominator for basic earnings (loss) per share — weighted-average shares outstanding	22,606,475	22,070,762
Effect of potentially dilutive common shares:
Warrants	—	—
Employee and director stock options	—	—
Denominator for diluted earnings (loss) per share — weighted-average shares outstanding and assumed conversions	22,606,475	22,070,762

Basic earnings ( loss) per share	$0.11	$(0.31)

Diluted earnings ( loss) per share	$0.11	$(0.31)

	Six Months Ended June 30,
	2010	2009
Numerator:
Net Income (loss) applicable to common stockholders	$1,446,178	$(8,978,080)

Denominator:
Denominator for basic earnings (loss) per share — weighted-average shares outstanding	22,472,547	22,070,762
Effect of potentially dilutive common shares:
Warrants	—	—
Employee and director stock options	—	—
Denominator for diluted earnings (loss) per share — weighted-average shares outstanding and assumed conversions	22,472,547	22,070,762

Basic earnings (loss) per share	$0.06	$(0.41)

Diluted earnings (loss) per share	$0.06	$(0.41)

The increase in weighted-average shares outstanding at June 30, 2010, is the result of issuing 535,714 shares to Lance Duncan. For the three and six months ended June 30, 2010 and 2009, the Company excluded options to purchase 151,000 and 156,000 shares of common stock, respectively, as the effect would be anti-dilutive.

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

The Company has computed the tax provision for the six months ended June 30, 2010 in accordance with the provisions of ASC 740 – Income Taxes and ASC 270 – Interim Reporting.  The Company has estimated that its effective tax rate for US purposes will be zero for 2010, and consequently, recorded no U.S. income tax benefit for the six months ended June 30, 2010 due to the substantial uncertainty regarding ultimate realization.

At June 30, 2010, the Company had, subject to the limitations discussed below, approximately $28 million of net operating loss carryforwards for U.S. purposes. These loss carryforwards will expire from 2026 through 2030 if not utilized.

In addition to any Section 382 limitations for change of control, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under ASC 740. Therefore, the Company has increased its valuation allowance at June 30, 2010 to approximately $8.8 million, an increase of roughly $0.1 million from December 31, 2009.

The current period income tax expense is solely attributable to Texas Margin taxes accrued during the period.

Note 13 - Segment Information

The Company considers itself to be in two lines of business - (i) as an independent oil and gas exploration and production company and (ii) as an engineering services company.

(i)
The Company sells substantially all of its crude oil production under short-term contracts based on prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate contracts, adjusted by agreed-upon increases or decreases which vary by grade of crude oil. The majority of the Company’s natural gas production is sold under short-term contracts based on pricing formulas which are generally market responsive. From time to time, the Company may also sell a portion of the gas production under short-term contracts at fixed prices. For the six months ended June 30, 2010, three customers accounted for approximately 46%, 12% and 12% of the Company’s crude oil and natural gas revenues.  The Company believes that the loss of any of its oil and gas purchasers would not have a material adverse effect on its results of operations due to the availability of other purchasers.

(ii)
Maverick provides engineering and construction services primarily for three types of clients: (1) upstream oil & gas, domestic oil and gas producers and pipeline companies; (2) industrial, petrochemical and refining plants; and (3) infrastructure, private and public sectors, including state municipalities, cities, and port authorities. Maverick operates out of facilities headquartered in Victoria, Texas and operates primarily in Texas. The types of services provided include project management, engineering, procurement, and construction management services to both the public and private sectors, including the oil and gas business in which the Company is engaged. For the six months ended June 30, 2010, three customers accounted for approximately 42%, 18% and 15%. of the Company’s service revenues

             The following table presents selected financial information for the Company’s operating segments (stated in thousands):

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

	Exploration				Consolidated
For the Three Months Ended June 30, 2010:	and Production	Engineering	Parent		Total
Revenues	$4,514	$4,125	$		$8,639
Marketing, general and administrative expense	$251	$266		$331	$848
Income (loss) before income taxes	$3,342	$(601)		$(331)	$2,410

	Exploration			Consolidated
For the Three Months Ended June 30, 2009:	and Production	Engineering	Parent	Total
Revenues	$4,465	$4,487	$—	$8,952
Marketing, general and administrative expense	$721	$518	$1,079	$2,318
Loss before income taxes	$(8,659)	$(799)	$(1079)	$(10,537)

	Exploration				Consolidated
For the Six Months Ended June 30, 2010:	and Production	Engineering	Parent		Total
Revenues	$10,570	$8,739	$		$19,309
Marketing, general and administrative expense	$1,244	$510		$870	$2,624
Income (loss) before income taxes	$3,061	$(720)		$(870)	$1,471

	Exploration			Consolidated
For the Six Months Ended June 30, 2009:	and Production	Engineering	Parent	Total
Revenues	$7,780	$10,008	$-	$17,788
Marketing, general and administrative expense	$1,661	$1,189	$1,698	$4,548
Income (loss) before income taxes	$(10,305)	$(1,765)	$(1,698)	$(13,768)

	Exploration			Consolidated
	and Production	Engineering	Parent	Total
Total assets as of June 30, 2010	$58,440	$3,583	$991	$63,014
Total assets as of December 31, 2009	$55,350	$5,581	$3,441	$64,372

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

Note 15 – Litigation

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not anticipate these matters to have a materially adverse effect on the financial position or results of operations of the Company. As of the filing date, there has been no material change in the litigation discussion below.

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

Currently, the trial date has been set for November 30, 2010.

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

Note 16 – Subsequent Events

On August 6, 2010, the Company and Bank of Texas executed the third amendment to the loan agreement effective June 1, 2010, between the two parties. The Company paid $1,076,846, consisting of $1 million in principal, $36,846 in interest and a $40,000 loan fee. In exchange, the bank granted, among other things, an extension of the maturity date of the loan to September 1, 2010. See Note 9 for further details on this amendment.

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

Results of Operations

Set forth below are:

(A)
A discussion of the results of operations for Platinum Energy Resources, Inc. ("Platinum") for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009;

(B)	A discussion of the results of operations for our oil and gas entities for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009; and

(C)
A discussion of the results of operations for our engineering and construction services business for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009.

(A) - Results of Operations - Platinum

For the three months ended June 30, 2010 as compared to the three months ended June 30, 2009

On a consolidated basis we had net income of approximately $2.4 million during the three month period ended June 30, 2010, compared to a net loss of approximately $6.9 million during the comparative period ended June 30, 2009.

Our general and administrative expenses, other than those attributable to our oil and natural gas assets and our engineering services business, for the three months ended June 30, 2010 was $331,000, as compared to approximately $1,079,000 for the three months ended June 30, 2009. The decrease of $748,000 was the result of incurring significant non-recurring professional fees in efforts undertaken to file Form 10-K and reorganize various functions of the company’s business. The Company also continues to experience decreased expenses related to a lower head count and continued monitoring of cost controls.

For the six months ended June 30, 2010 as compared to the six months ended June 30, 2009

On a consolidated basis we had net income of approximately $1.5 million during the first six months ended June 30, 2010, compared to a net loss of approximately $9.0 million during the comparative period ended June 30, 2009.

Our general and administrative expenses, other than those attributable to our oil and natural gas assets and our engineering services business, for the six months ended June 30, 2010 was $870,000, as compared to approximately $1,698,000 for the six months ended June 30, 2009. The decrease of $828,000 was the result of incurring significant non-recurring professional fees in efforts undertaken to file Form 10-K and reorganize various functions of the company’s business. The Company also continues to experience decreased expenses related to a lower head count and continued monitoring of cost controls.

 (B) - Results of Operations - Oil and Gas

For the Three Months Ended June 30, 2010 as compared to the Three Months Ended June 30, 2009

Our revenues from oil and natural gas sales for the three months ended June 30, 2010 and 2009 remained relatively flat at $4.5 million and $4.4 million, respectively. The average oil price we obtained on our product sales for the three months ended June 30, 2010 was $77.60, compared to $55.51 for the three months ended June 30, 2009. The average gas price we obtained for our product for the three months ended June 30, 2010 was $4.21 per Mcf, as compared to $2.95 per Mcf for the three months ended June 30, 2009. Production on a BOE basis decreased 23.1% from 103,265 BOE during the three months ended June 30, 2009 to 79,359 BOE’s during the three months ended June 30, 2010. The decrease in production was a result of several fields undergoing routine maintenance in addition to the necessary shut-down periods experienced during workovers being performed under a broad program adopted in February 2010. We expect production to return to higher levels once the workover program is completed in its entirety. The Company expects to complete the workover program late in the fourth quarter.

Oil and gas production costs in the form of lease operating expense on a BOE basis increased  by 73.9% from $21.43 to $37.57 during the three months ended June 30, 2009 and 2010, respectively. The increase was due primarily to workover programs put in place to improve the operating efficiency of the wells. During the three months ended June 30, 2010, we incurred nonrecurring lease operating costs totaling $752,226, or $9.47 per BOE, as part of a broad workover program. Other factors outside management control, such as third party service availability and the availability of adequate technical and field staff, could have an adverse effect on lease operating costs in the future.

Depletion expense for oil and gas properties was $988,000 and $1,427,000 for the three months ended June 30, 2010 and 2009, respectively. This represents a decrease of $439,000, or 31%, during the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The decrease was related to a lower carrying value of our oil and gas properties as a result of the ceiling test impairment recorded as of December 31, 2009.

We also incurred realized gains of $730,000 and unrealized gains of $2,515,000 for the three months ended June 30, 2010 as compared to realized gains of $328,000 and unrealized losses of approximately $8,734,000 during the three months ended June 30, 2009 on the value of certain derivative contracts on crude oil. The change was due to the volatility in the price of oil.

Supplemental Oil and Gas Information

The following information is intended to supplement the unaudited consolidated financial statements included in this report with data that is not readily available from those statements.

	Three Months Ended June 30,
	2010	2009
Production
Oil (Bbls)	60,961	69,769
Gas (Mcf)	110,388	200,973
Boe (Bbls)	79,359	103,265

Average Prices
Oil ($/Bbl)	$77.60	$55.51
Gas ($/Mcf)	$4.21	$2.95

Average Lifting Cost
Per Boe	$37.28	$21.43

For the Six Months Ended June 30, 2010 as compared to the Six Months Ended June 30, 2009

Our revenues from oil and gas sales for the six months ended June 30, 2010 were $10.6 million. Oil and gas sales for the six months ended June 30, 2009 were $7.8 million. The 36% increase in oil and gas revenues, or $2.8 million, was due to an increase in commodity prices during the six months ended June 30, 2010. The average oil price we obtained on our product sales for the six months ended June 30, 2010 was $76.42, compared to $46.43 for the six months ended June 30, 2009. The average gas price we obtained for our product for the six months ended June 30, 2010 was $4.91 per Mcf, as compared to $3.16 for the six months ended June 30, 2009. Production on a BOE basis decreased 16.9% from 207,822 BOE’s during the six months ended June 30, 2009, to 157,255 BOE’s during the six months ended June 30, 2010.

Oil and gas production costs in the form of lease operating expense on a BOE basis increased  by $9.13 per BOE, or 41.2%, from $23.74 per BOE during the six months ended June 30, 2009 to $33.53 per BOE during the six months ended June 30, 2010. The increase was due primarily to workover programs put in place to improve the operating efficiency of the wells. During the six months ended June 30, 2010, we incurred nonrecurring lease operating costs totaling $958,578, or $6.10 per BOE, as part of a broad workover program. Other factors outside management control, such as third party service availability and the availability of adequate technical and field staff, could have an adverse effect on lease operating costs in the future.

Depletion expense for oil and gas properties was $2,213,000 and $2,974,000 for the six months ended June 30, 2010 and 2009, respectively. This represents a decrease of $761,000, or 26%, during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease was related to a lower carrying value of our oil and gas properties as a result of the ceiling test impairment recorded as of December 31, 2009.

We also incurred realized gains of $782,000 and unrealized gains of $1,157,000 for the six months ended June 30, 2010 as compared to realized gains of $1,166,000 and unrealized losses of approximately $9,044,000 during the six months ended June 30, 2009 on the value of certain derivative contracts on crude oil. The change was due to the volatility in the price of oil.

Supplemental Oil and Gas Information

The following information is intended to supplement the unaudited consolidated financial statements included in this report with data that is not readily available from those statements.

	Six Months Ended June 30,
	2010	2009
Production
Oil (Bbls)	121,410	139,699
Gas (Mcf)	215,068	408,739
Boe (Bbls)	157,255	207,822

Average Prices
Oil ($/Bbl)	$76.42	$46.43
Gas ($/Mcf)	$4.91	$3.16

Average Lifting Cost
Per Boe	$33.40	$23.74

(C) - Results of Operations - Engineering Services (Maverick)

For the three months ended June 30, 2010 as compared to the three months ended June 30, 2009

Revenues for the three months ended June 30, 2010 and the three months ended June 30, 2009 were $4.1 million and $4.5 million, respectively.  Gross margin performance for these periods was (3.23%) and 4.64%, respectively.  The decline in gross margin for the period ending June 30, 2010 was caused by a simultaneous work slowdown in our three largest business segments (Industrial, Oil & Gas and Survey), and a large downturn in U.S. economy. The southern division of Maverick, also, finished one of its most profitable jobs in March 2010. When the senior engineers, staffed on the completed project, were moved to other ongoing projects with significantly lower multipliers, the result was having to bill at existing rates that were lower than Mavericks costs. The Company does not expect this trend to continue into the future, as rates can be renegotiated with clients and contracted personnel.   Engineering services reported pretax losses of $601,111 and $798,520 in the three months ended June 30, 2010 and 2009, respectively.

For the six months ended June 30, 2010 as compared to the six months ended June 30, 2009

Revenues for the six months ended June 30, 2010 and the six months ended June 30, 2009 were $8.7 million and $10.0 million, respectively.  Gross margin performance for these periods was 2.29% and 3.0%, respectively.  The decline in gross margin at June 30, 2010 was caused by a simultaneous work slowdown in our three largest business segments (Industrial, Oil & Gas and Survey), largely as a result of project curtailments as clients adjusted to the slowdown in the U.S. economy.  Engineering services reported pretax losses of $720,345 and $1,765,316 in the six months ended June 30, 2010 and  2009, respectively.

Liquidity and Capital Resources

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.   We have incurred significant losses since inception, resulting in cumulative losses of $109,830,077 through June 30, 2010. Substantially all of these losses were a result of non-cash writedowns associated with the full cost ceiling test impairment of our oil and gas properties that occurred with the decline in product prices.  Additionally, the outstanding loan with the Bank of Texas originally matured on June 1, 2010 and remains unpaid as of the date of this filing.   At June 30, 2010, the loan balance was approximately $9.5 million.  Since June 30, 2010, we have paid down  the loan to approximately $8.5 million by using excess cash on hand.  The Bank of Texas loan is collateralized by substantially all of our proved oil & gas assets, as well as substantially all of our derivative financial instruments.  On August 6, 2010, Bank of Texas granted us an extension of the maturity date to September 1, 2010.  Our current cash on hand is not adequate to satisfy the Bank of Texas loan on the September 1, 2010 maturity date.

The options available to us to settle the outstanding loan with the Bank of Texas include further liquidation of our hedge positions, use of available cash, a partial sale of our oil and gas assets, seeking additional equity financing, or the refinancing of our existing debt.  There is no assurance that we will be able to obtain such additional funds through equity or debt refinancing, or any combination thereof. Additionally, no assurance can be given that any such refinancing, if achievable, will be adequate to meet our ultimate capital needs and to support our growth. If the Company is not able to obtain additional financing on a timely basis and on satisfactory terms, or should the Bank of Texas issue us a notice of foreclosure with respect to the assets collateralizing the loan, our operations would be materially negatively impacted.  However, at current product prices, our cash flow associated with our oil and gas operations continues to be strong. Although the options available to us to satisfy the bank debt are not attractive, we do believe that we have the assets in place to satisfy this obligation.

Capital Resources

At June 30, 2010, we had cash and cash equivalents of $4,588,484 and negative working capital of $8,373,952, compared to cash and cash equivalents of $2,941,939 and negative working capital of $13,453,250 at December 31, 2009.  The improved working capital was primarily attributable to increased cash on hand attributable to improved cash flow from operations, cash received in settlement of derivative contracts and payments made against our outstanding Bank of Texas loan balance.

Operating activities provided cash during the six months ended June 30, 2010 of $3,062,161, versus cash used in operations of $1,717,531 during the 2009 period.  The improved operating cash flow for the six months ended June 30, 2010, was primarily attributable to net income for the 2010 period as compared to a net loss for the 2009 period and favorable changes in working capital items for the 2010 period, partially offset by the noncash gain attributable to changes in the fair value of commodity derivatives during 2010.

Investing activities provided cash during the six months ended June 30, 2010 of $2,174,924, versus $200,208 during the 2009 period.  The improved cash flow from investing activities for 2010 was primarily attributable to the settlement of derivative contracts and reduced capital expenditures during the 2010 period.  The Company received $2,439,533 in the 2010 period for the settlement of derivative contracts, as compared to $1,165,930 during the 2009 period.  The Company had additions to property and equipment in the 2010 period of $264,609 versus $965,722 of additions during the 2009 period.

Financing activities used cash of $3,590,540 during the six months ended June 30, 2010, versus providing cash of $320,408 during the 2009 period.  The 2010 period used proceeds received from the settlement of derivative contracts and excess cash on hand to reduce the Senior Credit Facility with Bank of Texas by $3.5 million.  The 2009 period includes the impact of $1,000,000 in proceeds received from the Senior Credit Facility with Bank of Texas.  No such proceeds were received in the 2010 period.

Capital Expenditures  - Oil and Gas Development

The reserve report prepared as of December 31, 2009 assumes that we will not spend any capital expenditures in 2010 to exploit oil and gas opportunities. Our primary focus since the beginning of the year has been to control our operating costs.   As cash flow allows, we may commence a limited drilling or continue our workover program in order to stem the natural decline associated with our current production. The execution of any capital program is dependent on the availability of technical and field staff, product pricing, rig availability and an implementation of corporate strategy. Through June 30, 2010 we have incurred capital expenditures of approximately $237,000, primarily related to a gathering system upgrade project.

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

Interest Rate Risk

At June 30, 2010 our oil and gas subsidiaries had approximately $9.5 million in outstanding borrowings associated with their credit facility with a major bank and our engineering services subsidiary had $8.1 million in outstanding borrowings under term notes with the selling shareholders from whom we acquired Maverick, our engineering services business.

Price Risks

See Note 6 within the financial statements in Item 1 for a description of our price risks and price risk management activities.

Item 4T.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of June 30, 2010.  Based on that evaluation, the Company’s Principal executive officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2010 due to material weaknesses in our internal controls related to inadequate staffing within our accounting department and upper management, lack of consistent policies and procedures, inadequate monitoring of controls, inadequate disclosure controls and significant turnover among the staff and officers of the Company.  It is Management’s plan to remediate the internal control material weakness by implementing new controls and procedures that combined will improve the quality of the financial reporting process.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first six months of 2010 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

Removed and reserved.

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

PLATINUM ENERGY RESOURCES, INC.

Date: August 20, 2010	By:	/s/ Al Rahmani
Al Rahmani
Chief Executive Officer