Form 10-Q
period 2010-09-30
PLATINUM ENERGY RESOURCES INC
filed 2010-11-15
CIK 1329605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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
Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☐ Smaller reporting company  ☒

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of November 8, 2010, 22,606,476 of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2010	December 31, 2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,395,820	$2,941,939
Restricted cash	466,761	-
Accounts receivable, net of $608,065 and $224,392 allowance for doubtful accounts as of September 30, 2010 and December 31, 2009
Oil and gas sales	1,620,391	2,079,201
Service	2,119,554	2,632,735
Joint interest billings	557,730	328,811
Inventory	399,451	410,791
Fair value of commodity derivatives - current	650,200	3,595,144
Prepaid expenses and other current assets	345,984	610,989
Total Current Assets	8,555,891	12,599,610

Property and equipment, at cost
Oil and gas properties, full cost method	208,369,020	208,291,206
Other property and equipment	5,600,171	5,565,746
Less accumulated depreciation, depletion, amortization and impairment	(171,528,333)	(167,973,630)
Property and equipment, net	42,440,858	45,883,322

Other assets
Fair value of commodity derivatives	159,600	3,190,294
Real estate held for development	2,700,000	2,700,000

Total Assets	$53,856,349	$64,373,226

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable
Trade	$1,830,477	$2,154,188
Oil and gas sales	1,259,398	920,818
Unearned service revenues	855,706	1,525,356
Accrued liabilities and other	1,810,061	2,508,579
Income taxes payable	301,948	328,324
Current portion of asset retirement obligation	801,915	812,670
Current portion of related party debt	5,149,305	-
Current maturities of long-term debt, capital lease obligations and notes payable	4,716,073	17,802,925
Total Current Liabilities	16,724,883	26,052,860

Long-term debt and capital lease obligations, net of current portion	65,341	111,315
Notes payable - acquisitions	3,613,088	3,422,433
Other accrued liabilities	100,511	119,735
Asset retirement obligation	6,426,558	6,426,424
Total Liabilities	26,930,381	36,132,767

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 1,000,000 authorized, 0 issued	-	-
Common stock, $0.0001 par value; 75,000,000 shares authorized; 24,068,675 issued and 22,606,476 and 22,070,762 outstanding at September 30, 2010, and December 31, 2009, respectively	2,407	2,407
Additional paid-in capital	152,133,318	155,175,771
Accumulated deficit	(113,747,702)	(111,276,255)
Treasury stock – 1,462,199 and 1,997,913 shares, respectively, at cost	(11,462,055)	(15,661,464)

Total Stockholders' Equity	26,925,968	28,240,459

Total Liabilities and Stockholders' Equity	$53,856,349	$64,373,226

The accompanying notes are an integral part of these consolidated financial statements.

 PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Oil and gas sales	$4,383,505	$4,703,985	$14,953,967	$12,483,989
Service revenues	4,428,304	4,766,841	13,167,291	14,774,555
Total revenues	8,811,809	9,470,826	28,121,258	27,258,544

Costs and expenses
Lease and other operating expense	3,128,093	2,159,876	8,400,207	7,093,775
Cost of service revenues	4,051,762	4,149,891	12,590,604	13,764,777
Marketing, general and administrative expense	2,128,997	1,788,802	4,752,731	6,337,261
Depreciation, depletion and amortization expense	1,021,576	1,683,510	3,554,703	5,479,819
Accretion of asset retirement obligations	127,365	80,475	483,712	240,022
Total costs and expenses	10,457,793	9,862,554	29,781,957	32,915,654

Loss from operations	(1,645,984)	(391,728)	(1,660,699)	(5,657,110)

Other income (expense)
Interest income	3,914	4,201	62,939	8,515
Interest expense	(236,304)	(353,231)	(748,491)	(983,848)
Commodity derivatives – realized and unrealized gains (losses)	(1,860,220)	950,947	78,756	(6,927,447)
Foreign currency exchange loss	(166,609)	-	(166,609)	-
Other	-	3,208	-	5,761
Total other income (expense)	(2,259,219)	605,125	(773,405)	(7,897,019)

Income (loss) before income taxes	(3,905,203)	213,397	(2,434,104)	(13,554,129)
Provision (benefit) for income taxes	12,422	89,086	37,343	(4,700,360)

Net income (loss)	$(3,917,625)	$124,311	$(2,471,447)	$(8,853,769)

Income (loss) per common share:
Basic and diluted	$(0.17)	$0.01	$(0.11)	$(0.40)

Weighted average common shares outstanding:
Basic and diluted	22,606,476	22,070,762	22,520,071	22,070,762

The accompanying notes are an integral part of these consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009
Cash Flows From Operating Activities
Net loss	$(2,471,447)	$(8,853,769)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	383,673	45,000
Depreciation, depletion and amortization of property, plant and equipment	3,554,703	4,816,381
Accretion of asset retirement obligation	483,712	240,022
Accretion of debt discount	190,655	177,361
Amortization of intangible assets/write-off of bank loan fees	-	663,438
Stock-based compensation	58,741	38,656
Deferred income taxes	-	(4,743,945)
Commodity derivatives – realized and unrealized (gains) losses	(78,756)	7,020,107
Foreign currency exchange loss	166,609	-
Changes in operating assets and liabilities:
Accounts receivable – Oil and gas	434,326	(374,130)
Accounts receivable – Service	129,508	1,620,451
Accounts receivable – Joint interest billings	(228,919)	267,701
Inventory	11,340	25,686
Prepaid expenses and other current assets	265,005	249,544
Accounts payable – Trade	(323,711)	(1,273,818)
Accounts payable – Oil and gas	(5,694)	(128,807)
Accrued liabilities, unearned service revenues and other	(289,177)	(762,185)
Income taxes payable	(26,376)	67,110
Net cash provided by (used in) operating activities	2,254,192	(905,197)

Cash Flows From Investing Activities
Purchases of property and equipment	(262,298)	(1,550,261)
Change in restricted cash	(466,761)	-
Cash received on settlement of derivative contracts	6,078,878	1,165,930
Net cash provided by (used in) investing activities	5,349,819	(384,331)

Cash Flows From Financing Activities
Proceeds of revolving credit facility	-	1,000,000
Payments on long-term debt and capital leases	(8,150,130)	(1,094,129)
Net cash used in financing activities	(8,150,130)	(94,129)

Net Increase (Decrease) in Cash and Cash Equivalents	(546,119)	(1,383,657)

Cash and Cash Equivalents - Beginning of the Period	2,941,939	3,668,092

Cash and Cash Equivalents - End of Period	$2,395,820	$2,284,435

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$581,542	$752,272
Income taxes	—	70,000

Non-Cash Investing and Financing Activities
Issuance of treasury stock to settle accrued liability	$1,098,215	$—
Asset retirement cost and obligation	$151,000	$40,269

The accompanying notes are an integral part of these consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(UNAUDITED)

Note 1 – Organization, Business and Operations

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

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred significant losses, resulting in cumulative losses of $113,747,702 through September 30, 2010. At September 30, 2010, the Senior Credit Facility balance was approximately $5.15 million. The Company’s current cash on hand of $2,395,820 is not adequate to satisfy the debt. Also, the Company has negative working capital of $8,168,992. Currently the Company is looking at various ways of correcting these issues, including exploring joint venture opportunities as well as a thorough analysis of our specific assets for potential divestiture. Further the Company has assets and liabilities that could be affected by unfavorable outcomes of litigation in progress. See Litigation Note 16 for a full discussion of litigation.

As a result of the above discussed conditions, there exists substantial doubt about our ability to continue as a going concern. Management believes that we will be able to extend the related party debt and be victorious in the various litigations discussed in Note 16. However, until we have a better understanding of the outcome of the pending litigation, a going concern exists. Our consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of September 30, 2010 and for the three and nine months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited interim consolidated balance sheet as of September 30, 2010, unaudited interim consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, and the unaudited interim consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 include all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of results to be expected for the year ending December 31, 2010 or for any future interim periods. The notes to the consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(UNAUDITED)

Note 4 – Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and money market funds for purposes of the statements of cash flows. The Company considers all highly liquid monetary instruments with original maturities of three months or less to be cash equivalents.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits.  Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.   As of September 30, 2010, the Company had deposits with institutions in excess of the insured limits totaling $2,435,713, which includes restricted cash.

Restricted Cash

Restricted cash is related to the collateral for letters of credit for regulatory permits for the Company’s oil and gas division. In prior periods, the Company used its Senior Credit Facility with Bank of Texas to collateralize its letters of credits with the various permitting agencies.

Allowance for Doubtful Accounts

The Company’s reported balance of accounts receivable, net of allowance for doubtful accounts, represents management’s estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical payment trends, the age of the receivables and knowledge of the individual customers. When the analyses indicate, management increases or decreases the allowance accordingly. If the financial condition of our customers were to deteriorate, additional allowances may be required. The Company increased its allowance for doubtful accounts by $383,673 during the three-month period ended September 30, 2010 due to changes in the potential collectibility of certain receivables in our engineering segment.

Foreign Currency

Foreign currency transaction gains and losses are included in the statements of operations in accordance with ASC 830.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(UNAUDITED)

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

Subsequent Events

Management evaluated subsequent events through the date at which the financial statements were issued. Management determined that, except as disclosed herein, no such events have occurred that would require adjustment to or disclosure in the financial statements.

Reclassifications

Certain reclassifications have been made to prior year information to conform to the current period presentation.

 Recently Issued Accounting Pronouncements

In January 2010, the FASB issued additional disclosure requirements related to fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 in the fair value measurements hierarchy, including the reasons for the transfers and disclosure of major purchases, sales, issuances, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 reconciliation disclosures, which are effective for interim and annual periods beginning after December 15, 2010. We adopted the provisions for the quarter ended March 31, 2010, except for the Level 3 reconciliation disclosures, which we will adopt for the quarter ending March 31, 2011. We do not expect adoption of the Level 3 reconciliation disclosures in 2011 to have a material impact on our financial position or results of operations.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(UNAUDITED)

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Note 5 – Oil and Gas Properties

The following table sets forth the Company’s costs incurred in oil and gas property acquisition, exploration and development activities for the nine months ended September 30, 2010 (stated in thousands):

Balance at January 1, 2010	$208,291
Acquisition of properties:
Proved	—
Unproved	—
Exploration Costs	—

Revision to asset retirement obligation	(151)
Development costs	229
Balance at September 30, 2010	$208,369

     The following table sets forth the Company’s capitalized costs relating to oil and gas producing activities at September 30, 2010 and December 31, 2009 (stated in thousands):

	September 30, 2010	December 31, 2009
Properties subject to depletion, depreciation and amortization	$208,369	$208,291
Properties not subject to depletion, depreciation and amortization	-	-
	208,369	208,291
Accumulated depletion and impairment	(167,880)	(164,497)
Net capitalized costs	$40,489	$43,794

Note 6 – Derivative Financial Instruments

The Company engages in price risk management activities from time to time.  We utilize derivative instruments, consisting of swaps, floors and collars, to attempt to reduce our exposure to changes in commodity prices. All derivative instruments are recognized as assets or liabilities in the balance sheet, measured at fair value. The accounting for changes in the fair value of a derivative depends on both the intended purpose and the formal designation of the derivative. Designation is established at the inception of a derivative, but subsequent changes to the designation are permitted. We have elected not to designate any of our derivative financial contracts as accounting hedges. Changes in fair value of derivative instruments which are not designated as cash flow hedges are recorded in other income (expense) as Commodity derivatives - realized and unrealized gains and losses. The obligations under the derivatives contracts are collateralized by the same assets that collateralize the Senior Credit Facility, and the contracts are cross-defaulted to the Senior Credit Facility.  Substantially all of the derivative financial instruments are collateral for the Senior Credit Facility further described in Note 10.

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

 For the three months ended September 30, 2010 and 2009, the Company included in other income (expense) realized and unrealized gains (losses) related to its derivative contracts as follows (stated in thousands):

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(UNAUDITED)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Crude oil derivatives gains (losses)
Realized	$3,470	$93
Unrealized	(5,330)	858
	$(1,860)	$951

For the nine months ended September 30, 2010 and 2009, the Company included in other income (expense) realized and unrealized gains (losses) related to its derivative contracts as follows (stated in thousands):

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Crude oil derivatives gains (losses)
Realized	$4,252	$1,259
Unrealized	(4,173)	(8,186)
	$79	$(6,927)

In June 2010, the Company liquidated six put contracts at $85 per barrel and an additional five put contracts at $80 per barrel for net cash proceeds of $1.16 million. These put contracts had settlement dates through December 2010. During September 2010, the Company liquidated 31 swap contracts valued from $95.00 to $95.50 per barrel. These swap contracts had settlement dates through December 2013. The net proceeds to the Company was $3.5 million. The Company received an additional $2.5 million during the nine months ended September 30, 2010 attributable to contracts that settled in the normal course of business. Presented below is a summary of the Company’s crude oil derivative financial contracts at September 30, 2010:

Period Ended September 30,	Instrument Type	Total Volumes (BBL)	Contract Price	Fair Value Asset (stated in thousands)
2011	Puts	20,000	75.00	$17
	Puts	120,000	80.00	633

2012	Puts	20,000	80.00	160
	Total			$810

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(UNAUDITED)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  The fair value of derivative financial instruments is determined based on counterparties’ valuation models that utilize market-corroborated inputs.

As of September 30, 2010
(in thousands)

	Level 1	Level 2	Level 3	Total
Commodity derivatives – oil and gas	$—	$810	$—	$810

The determination of the fair values above incorporates various factors required under ASC 815. These factors include the impact of our nonperformance risk and the credit standing of the counterparties involved in the Company’s derivative contracts.

Gains and losses (realized and unrealized) included in earnings for the three and nine months ended September 30, 2010 and 2009 are reported in other income on the consolidated statement of operations.

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

Cash and cash equivalents, receivables, accounts payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments.  Indebtedness under the Company’s Senior Credit Facility and loans related to the acquisition of Maverick were estimated to have a fair value approximating the carrying amount since the interest rate is generally market sensitive, or in the case of the Senior Credit Facility, the maturity date is in the near future.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(UNAUDITED)

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

On October 26, 2007, the first installment of 178,572 of irrevocable shares was issued to Mr. Duncan.  These shares were valued at $1,250,000 which was charged to operations during the year ended December 31, 2007.  The Company was required to issue the remaining 535,714 shares of its common stock in 2008. The Company did not issue these shares due to a dispute between the Company and Mr. Duncan. In February 2010, all claims between the Company and Mr. Duncan were resolved and the balance of the shares was distributed accordingly. See Note 15.

 Note 9 – Related Party Transaction

On September 1, 2010, A.R. Development Corporation purchased the Senior Credit Facility and all rights to the security from Bank of Texas. Our CEO, Al Rahmani, is the owner of A.R. Development Corporation. See Note 10.

Note 10 – Long-Term Debt and Capital Lease Obligations

The following table sets forth the Company’s long-term debt position as of September 30, 2010 and December 31, 2009 (stated in thousands):

		September30, 2010	December 31, 2009

Oil and gas revolving line of credit	(a)	$-	$13,029
Related party loan - $CDN denominated	(a)	5,149	-
Notes payable - acquisitions	(b)	3,613	3,422
Revolving line of credit to former shareholders – Maverick	(c)(f)	2,917	2,917
Term note to former shareholders - Maverick	(d)(f)	252	252
Second term note to former shareholders - Maverick	(e)(f)	1,404	1,404
Capital lease obligations		208	312
		$13,543	$21,336
Less: Current maturities		9,865	17,802
Long-term debt		$3,678	$3,534

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(UNAUDITED)

In June 2009, the borrowing base was reduced to $15 million and the Senior Credit Facility was amended to change the interest rate provisions. Under the amended loan agreement, outstanding debt incurred interest at LIBOR, plus a margin, which varied according to the ratio of the Borrower’s outstanding borrowings against the defined borrowing base, ranging from 2.5% to 3.5%, provided the interest rate did not fall below a floor rate of 4.5% per annum.  In addition, the Borrower was obligated to the bank for a monthly fee of any unused portion of the line of credit at the rate of 0.50% per annum. The maturity date was also modified to June 1, 2010.

In May 2010, the Company paid down $1.5 million on the Senior Credit Facility. In June 2010, the Company paid down an additional $2 million on the Senior Credit Facility utilizing cash on hand and the proceeds from the liquidation of certain derivative contracts as further described in Note 6. The Borrower did not repay the amounts due under the Senior Credit Facility on June 1, 2010.

 On August 6, 2010, with an effective date of June 1, 2010, the Company and the Bank of Texas executed an amendment to the Senior Credit Facility. The Amendment (1) granted the Company an extension on the maturity date of the loan to September 1, 2010, (2) reduced the Borrowing Base under the Senior Credit Facility to approximately $9.5 million, (3) required the Company to reduce the then outstanding balance of $9.5 million under the Senior Credit Facility by $1 million, (4) waived certain events of default of the Borrower through the period ended May 31, 2010, and (5) increased the interest rate floor to a rate of not less than 5% per annum. The Company paid a fee of $40,000 to the Bank of Texas in connection with the waivers and the extension in the maturity date and $36,846 in interest. Additionally, on August 6, 2010, the Company used cash on hand to pay down $1 million on the Senior Credit Facility, reducing the Bank of Texas loan balance to approximately $8.5 million. On August 30, 2010, the Company liquidated its swap derivatives for $3,527,455 as further described in Note 6 and used those proceeds to pay down the Credit Facility to a balance of $4.98 million.

On September 1, 2010, A.R. Development Corporation, a company owned and controlled by our CEO, purchased the Senior Credit Facility and all rights to the ancillary security from Bank of Texas. At the time of the purchase, the balance on the Senior Credit Facility was $4.98 million.

The modified Senior Credit Facility provides for an initial loan period of a fixed term of six months from September 1, 2010 and carries an interest rate of 5.5% per annum for the first two months ending November 1, 2010. Thereafter, for the next two months the interest will be 6% per annum until January 1, 2011, followed by an interest rate of 6.5% per annum until March 1, 2011. Additionally, there was a $40,000 fee paid to A. R. Development Corporation.

The modified Senior Credit Facility is denoted in Canadian dollars; therefore, the Company recognized a currency loss of $166,730 in September 2010. The modified Senior Credit Facility was valued at $5,149,305 at September 30, 2010 due to this currency loss.

The Company may pay off part or the whole loan during the period and the interest rate will be applied to the outstanding amount of the loan. It was also understood that the Senior Credit Facility would no longer be a revolving note and therefore no new advances will be made under the Senior Credit Facility to the Company. The Senior Credit Facility remains collateralized by substantially all of the Company’s oil and gas assets.

As of September 30, 2010, the $5.149 million outstanding under the note was bearing interest at 5.5%.

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

The purchase price was subject to adjustment for any change in working capital as defined in the agreement, between October 31, 2007 and the closing date, as well as other adjustments associated with changes in indebtedness. The Cash Flow Notes were reduced by the amount of the working capital post closing adjustment, which was determined by the Company to be $645,596. At the time the acquisition was completed, a discount to present value in the amount of $1,320,404 was recorded and deducted from the Cash Flow Notes as these notes are non-interest bearing for the initial 5 years of their term. As a result, the net carrying value of the Cash Flow Notes on April 29, 2008 was $3,034,000. Accretion of the discount related to the Cash Flow Notes of $64,704 and $60,191, for the three months ended September 30, 2010 and 2009, respectively, and for the nine months ended September 30, 2010 and 2009, $190,656 and $177,360, respectively, was recognized as interest expense.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(UNAUDITED)

On April 16, 2009, the Company received a written notice of acceleration from Robert L. Kovar Services, LLC, as the stockholder representative, claiming that the Company failed to make timely mandatory prepayments in the amount of $110,381 due under the terms of the Cash Flow Notes.   The Company has not reclassified the long-term portion of these Cash Flow Notes included in Notes payable – acquisitions to current liabilities. It is the Company’s position that Maverick generated pretax quarterly losses during the period April 29, 2008 through September 30, 2010, and as such the Company was not obligated to make a mandatory payment to the note holders.   Generally Accepted Accounting Principles in the United States of America (“GAAP”) require intangible assets to be amortized over their useful lives.  In addition, goodwill and intangible assets are evaluated annually for potential impairment.  The pretax income as calculated by Robert L. Kovar Services, LLC, as the stockholder representative, did not include amortization expense or impairment charges related to intangible assets and goodwill in accordance with GAAP. These Cash Flow Notes are now the subject of litigation between Kovar and the Company as further described in Note 16.

(c) $2,917,000 revolving line of credit, payable to the Maverick former shareholders in monthly interest payments at prime plus .25%, principal and unpaid interest due at maturity in September 2010.   No payments were made during 2010 and the principal and interest remains unpaid. The interest rate applicable under this agreement is currently 3.5%. See Litigation - Note 16.

(d) $252,000 term note, payable to the Maverick former shareholders in monthly principal and interest payments of $10,280 with interest at prime plus .75%, unpaid principal and interest was due at maturity in May 2009. No payments were made in 2010. See Litigation - Note 16.

(e) $1,404,000 second term note, payable to the Maverick former shareholders in monthly interest payments at prime plus .50% beginning in April 2008, and beginning in October 2008, principal payments of $23,390 plus interest until maturity in April 2013. No payments were made in 2010. The current interest rate applicable under this agreement is 3.75%. See Litigation - Note 16.

(f) On April 29, 2009, Maverick received a notice of acceleration (the “Acceleration Letter”) with respect to the revolving line of credit, the term note and the second term note payable to the Maverick former shareholders (the”Maverick Notes”) and governed by a Loan Agreement and related Security Agreement originally dated April 30, 2005 and April 29, 2005, respectively.  The Acceleration Letter alleges that Maverick failed to comply with certain covenants under the terms of the Loan Agreement and that Maverick failed to make payments due under the Notes.  The outstanding principal, accrued interest and late charges alleged to be owed by Maverick in the Acceleration Letter total $4,659,227.  The Acceleration Letter also contends that interest continues to accrue at the default rate of 18% per annum.  In a separate letter, dated May 1, 2009, Robert L. Kovar Services, LLC, as the stockholder representative for the sellers, purported to terminate the revolving credit facility under the Loan Agreement and demanded turnover of all collateral securing indebtedness under the Loan Agreement, including the Maverick Notes. No payments were made after the first quarter of 2009 through September 30, 2010. The Company and Maverick have asserted claims in litigation against the holders of the Maverick Notes, Robert L. Kovar Services, LLC, Robert L. Kovar, individually, and others.  See Litigation Note - 16. The Company is accruing interest on the Maverick Notes while the claims are being resolved.

Annual maturities of indebtedness, including capital lease obligations, at September 30, 2010 are as follows (stated in thousands):

For the Year Ended September 30,
2011	$9,930
2012	-
2013	3,613
2014	-
Thereafter	-
$13,543

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(UNAUDITED)

The following is a schedule of future minimum lease payments under capitalized leases, together with the present value of the net minimum lease payments at September 30, 2010 (stated in thousands):

For the Year Ended September 30,
2011	$190
2012	62
Thereafter	-
Total minimum lease payments	252
Less: Amount representing interest	(44)
Current value of minimum lease payments	208
Less: Current maturities	(143)
$65

The effective interest rates on capitalized leases range from 5% - 31%.

Note 11 – Asset Retirement Obligation

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

The following table describes changes in the asset retirement liability as of September 30, 2010. The ARO liability in the table below includes amounts classified as long-term at September 30, 2010 (stated in thousands):

Nine Months Ended September 30, 2010
ARO liability at beginning of period – Current and Long-Term	$7,239
Abandonments during period	(350)
Accretion expense	484
Obligations arising during period	8
Changes in estimates	(153)
ARO liability at end of period – Current and Long-Term	$7,228

Note 12 – Earnings per Share

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
September 30, 2010
(UNAUDITED)

 Reconciliations between the numerators and denominators of the basic and diluted EPS computations for each period are as follows (in thousands, except per share data):
	Three Months Ended September 30,
	2010	2009
Numerator:
Net Income (loss) applicable to common stockholders	$(3,917,625)	$124,311

Denominator:
Denominator for basic earnings (loss) per share — weighted-average shares outstanding	22,606,475	22,070,762
Effect of potentially dilutive common shares:
Warrants	—	—
Employee and director stock options	—	—
Denominator for diluted earnings (loss) per share — weighted-average shares outstanding and assumed conversions	22,606,475	22,070,762

Basic earnings ( loss) per share	$(0.17)	$0.01

Diluted earnings ( loss) per share	$(0.17)	$0.01

	Nine Months Ended September 30,
	2010	2009
Numerator:
Net loss applicable to common stockholders	$(2,471,447)	$(8,853,769)

Denominator:
Denominator for basic earnings (loss) per share — weighted-average shares outstanding	22,520,071	22,070,762
Effect of potentially dilutive common shares:
Warrants	—	—
Employee and director stock options	—	—
Denominator for diluted earnings (loss) per share — weighted-average shares outstanding and assumed conversions	22,520,071	22,070,762

Basic earnings (loss) per share	$(0.11)	$(0.40)

Diluted earnings (loss) per share	$(0.11)	$(0.40)

The increase in weighted-average shares outstanding at September 30, 2010, is the result of issuing 535,714 shares to Lance Duncan. For the three and nine months ended September 30, 2010 and 2009, the Company excluded options to purchase 151,000 and 156,000 shares of common stock, respectively, as the effect would be anti-dilutive.

Note 13 – Income Taxes

The Company computes income taxes using the asset and liability method whereby deferred tax assets are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to apply to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against such assets where management is unable to conclude more likely than not that such assets will be realized.

The Company uses FASB ASC Topic 740 “Income Taxes” for presentation of its income taxes. The Company currently does not have any uncertain tax positions. Effective January 1, 2009, the Company adopted the interpretation with ASC on Income which relates to Accounting for Uncertainty in Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained upon examination by the taxing authority. Interest and/or penalties related to income tax matters are to be recognized in income tax expense. The adoption of this interpretation did not have a material effect on the Company’s financial position or results of operations.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(UNAUDITED)

The Company’s tax years 2007 and forward are subject to examination.

The Company has computed the tax position for the nine months ended September 30, 2010 in accordance with the provisions of FASB ASC Topic 740 – “Income Taxes” and ASC 270 – “Interim Reporting”.  The Company has estimated that its effective tax rate for US purposes will be zero for 2010, and consequently, recorded no U.S. income tax benefit for the nine months ended September 30, 2010 due to substantial uncertainty regarding ultimate realization

At September 30, 2010, the Company had, subject to the limitations discussed below, approximately $23.8 million of net operating losses (an increase of approximately $4 million from the prior quarter) which may be used to offset future taxable income which expire beginning in 2026 through 2030.

In addition to any Section 382 limitations for change of control, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under ASC 740.  Therefore, the Company has increased its valuation allowance at September 30, 2010 to approximately $9.5 million, an increase of roughly $1 million from December 21, 2009.

FASB ASC Topic 740 requires the Company to periodically assess whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets.  In making this determination, it considers all available positive and negative evidence and make certain assumptions.  It considers, among other things, the deferred tax liabilities; the overall business environment; the historical earnings and losses; and its outlook for future years.  The Company has fully reserved its deferred tax assets.
The current period income tax expense is solely attributable to Texas Margin taxes accrued during the period.

Note 14 – Segment Information

The Company considers itself to be in two lines of business - (i) as an independent oil and gas exploration and production company and (ii) as an engineering services company.

(i)
The Company sells substantially all of its crude oil production under short-term contracts based on prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate contracts, adjusted by agreed-upon increases or decreases which vary by grade of crude oil. The majority of the Company’s natural gas production is sold under short-term contracts based on pricing formulas which are generally market responsive. From time to time, the Company may also sell a portion of the gas production under short-term contracts at fixed prices.  For the nine months ended September 30, 2010, three customers accounted for approximately 47%, 13% and 12% of the Company’s crude oil and natural gas revenues.  The Company believes that the loss of any of its oil and gas purchasers would not have a material adverse effect on its results of operations due to the availability of other purchasers.

(ii)
Maverick provides engineering and construction services primarily for three types of clients: (1) upstream oil & gas, domestic oil and gas producers and pipeline companies; (2) industrial, petrochemical and refining plants; and (3) infrastructure, private and public sectors, including state municipalities, cities, and port authorities. Maverick operates out of facilities headquartered in Victoria, Texas and operates primarily in Texas. The types of services provided include project management, engineering, procurement, and construction management services to both the public and private sectors, including the oil and gas business in which the Company is engaged.  For the nine months ended September 30, 2010, three customers accounted for approximately 42%, 14% and 13%. of the Company’s service revenues

The following table presents selected financial information for the Company’s operating segments (stated in thousands):

	Exploration			Consolidated
For the Three Months Ended September 30, 2010:	and Production	Engineering	Parent	Total
Revenues	$4,384	$4,428	$-	$8,812
Marketing, general and administrative expense	$761	$632	$736	$2,129
Income (loss) before income taxes	$(2,719)	$(450)	$(736)	$(3,905)

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(UNAUDITED)
	Exploration			Consolidated
For the Three Months Ended September 30, 2009:	and Production	Engineering	Parent	Total
Revenues	$4,704	$4,767	$—	$9,471
Marketing, general and administrative expense	$1,107	$405	$277	$1,789
Loss before income taxes	$730	$(240)	$(277)	$213

	Exploration			Consolidated
For the Nine Months Ended September 30, 2010:	and Production	Engineering	Parent	Total
Revenues	$14,954	$13,167	$—	$28,121
Marketing, general and administrative expense	$2,005	$1,140	$1,607	$4,752
Income (loss) before income taxes	$344	$(1,171)	$(1,607)	$(2,434)

	Exploration			Consolidated
For the Nine Months Ended September 30, 2009:	and Production	Engineering	Parent	Total
Revenues	$12,484	$14,775	$-	$27,259
Marketing, general and administrative expense	$2,767	$1,594	$1,976	$6,337
Income (loss) before income taxes	$(9,484)	$(2,094)	$(1,976)	$(13,554)

	Exploration			Consolidated
	and Production	Engineering	Parent	Total
Total assets as of September 30, 2010	$48,944	$4,095	$817	$53,856
Total assets as of December 31, 2009	$55,350	$5,582	$3,441	$64,373

Note 15 – Treasury Stock

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

Note 16 – Litigation

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(UNAUDITED)
On August 16, 2010, the Court issued an order to the halt the case.  However, the Court has the right to reopen the case in the future.  The order in this case has no financial impact on the Company.

Hyman Litigation

On November 11, 2008, Mr. Hyman, a former employee of KD Resources, filed a claim against KD Resources and Platinum Energy stating that he was discharged from KD Resources in violation of the Sarbanes-Oxley Act of 2002, Section 806, Protection for Employees of Publicly Traded Companies Who Provide Evidence of Fraud.

On September 16, 2010, the court dismissed the case and there is no further action to be taken.

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

This case is in the final stages of discovery and is currently set for trial on November 30, 2010.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(UNAUDITED)

Citgo Litigation

On October 14, 2009, Maverick Engineering filed suit in Harris County against CITGO Refining & Chemical Company, LP for Breach of Contract.  According to the Petition, Maverick provided engineering services to CITGO and CITGO has refused to pay for those services.  Maverick is suing for recovery of $357,538, representing the outstanding accounts receivable balance due from CITGO on the date the suit was filed, plus damages, costs, attorney fees, interest, and other relief.  While Maverick has performed all terms, conditions, and covenants required under its contract with CITGO, it is too early in this litigation to be able to predict the outcome.  Currently, the case is in the early stages of discovery with no hearing date set.

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

Like all businesses engaged in the exploration and production of oil and natural gas, we face the challenge of natural production declines. As initial reservoir pressures are depleted, oil and natural gas production from a given well decreases. Thus, an oil and natural gas exploration and production company depletes part of its asset base with each unit of oil or natural gas it produces. Consequently, key to our success is not only finding reserves through developmental drilling, but also by exploiting opportunities related to our existing production. For example, we have two fields, the Ira Unit located in Scurry County, Texas, and the Ballard Unit located in Eddy County, New Mexico which we believe contain substantial opportunities to expand and enhance their existing waterflood capabilities. These projects will require capital in the form of money and expertise.

Results of Operations

Set forth below are:

(A)
A discussion of the results of operations for Platinum Energy Resources, Inc. ("Platinum") for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009;

(B)	A discussion of the results of operations for our oil and gas entities for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009; and

(C)
A discussion of the results of operations for our engineering and construction services business for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009.

(A) - Results of Operations - Platinum

For the three months ended September 30, 2010 as compared to the three months ended September 30, 2009

On a consolidated basis we had a net loss of approximately $3.9 million during the three month period ended September 30, 2010, compared to  net income of approximately $124,000 during the comparative period ended September 30, 2009.

  Our general and administrative expenses, other than those attributable to our oil and natural gas assets and our engineering services business, for the three months ended September 30, 2010 were $738,000, as compared to approximately $277,000 for the three months ended September 30, 2009.  The increase of $461,000 was the result of  increased legal expenses due to pending litigation, the accrual of bonuses, and the hiring of new personnel.

For the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009

On a consolidated basis we had a net loss of approximately $2.5 million during the nine months ended September 30, 2010, compared to a net loss of approximately $8.9 million during the comparative period ended September 30, 2009.

  Our general and administrative expenses, other than those attributable to our oil and natural gas assets and our engineering services business, for the nine months ended September 30, 2010 was $1.61 million as compared to approximately $1.98 million for the nine months ended September 30, 2009.  The decrease of $370,000 was the result of a lower head count and continued monitoring of cost controls.

 (B) - Results of Operations - Oil and Gas

For the Three Months Ended September 30, 2010 as compared to the Three Months Ended September 30, 2009

Our revenues from oil and natural gas sales for the three months ended September 30, 2010 and 2009 declined slightly at $4.4 million and $4.7 million, respectively.  The average oil price we obtained on our product sales for the three months ended September 30, 2010 was $71.52, compared to $65.07 for the three months ended September 30, 2009.  The average gas price we obtained for our product for the three months ended September 30, 2010 was $3.28 per Mcf, as compared to $3.54 per Mcf for the three months ended September 30, 2009.  Production on a BOE basis decreased 20% from 93,014 BOE during the three months ended September 30, 2009 to 77,481 BOE’s during the three months ended September 30, 2010.   The decrease in production was a result of several fields, including the Ira, Lothian, and Tomball Fields, being shut-in for various maintenance issues.  Some of these issues have since been corrected and we anticipate that volumes will increase in the near future.  These decreases were partially offset by the completion of the Ball #25 well during July 2010, as well as benefits from the workover program in the Lothian Field in Southeast New Mexico.  The Company continues to work on its workover program that was adopted in February 2010.  We expect production to return to higher levels once the workover program is completed in its entirety.  The Company expects to complete the workover program late in the fourth quarter 2010 or the first quarter 2011.

Oil and gas production costs in the form of lease operating expense on a BOE basis increased by 59% from $23.22 to $37.06during the three months ended September 30, 2009 and 2010, respectively.  The increase was due primarily to workover programs put in place to improve the operating efficiency of the wells and the expensing of the related workover costs. During the three months ended September 30, 2010, we incurred nonrecurring lease operating costs totaling $310,994, or $4.12 per BOE, as part of a broad workover program.  Other factors outside management control, such as third party service availability and the availability of adequate technical and field staff, could have an adverse effect on lease operating costs in the future.

Depletion expense for oil and gas properties was $871,000 and $1,284,000 for the three months ended September 30, 2010 and 2009, respectively.  This represents a decrease of $413,000, or 32.2%, during the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The decrease was related to a lower carrying value of our oil and gas properties as a result of the ceiling test impairment recorded as of December 31, 2009 and lower production volumes.

We also incurred unrealized losses of $5,330,000 for the three months ended September 30, 2010 as compared to unrealized gains of approximately $858,000 during the three months ended September 30, 2009 on the value of certain derivative contracts on crude oil. The change was due to the volatility in the price of oil.

Supplemental Oil and Gas Information

The following information is intended to supplement the unaudited consolidated financial statements included in this report with data that is not readily available from those statements.

	Three Months Ended September 30,
	2010	2009
Production
Oil (Bbls)	55,142	62,201
Gas (Mcf)	134,035	184,878
Boe (Bbls)	77.481	93,014

Average Prices (a)
Oil ($/Bbl)	$71.52	$65.07
Gas ($/Mcf)	$3.28	$3.54

Average Lifting Cost
Per Boe	$37.06	$23.22

(a)  The Company accrued revenue for production and sales for months in which sales have not settled in the market.  Volumes and prices per unit for each reporting period include current estimates and changes to estimates made in prior periods to reflect actual results.  The price we received for production during the month of September was estimated to be $76.32 per barrel and $5.12 per Mcf.

For the Nine Months Ended September 30, 2010 as compared to the Nine Months Ended September 30, 2009

Our revenues from oil and gas sales for the nine months ended September 30, 2010 were $15 million. Oil and gas sales for the nine months ended September 30, 2009 were $12.5 million. The 20% increase in oil and gas revenues, or $2.5 million, was due to an increase in commodity prices during the nine months ended September 30, 2010. The average oil price we obtained on our product sales for the nine months ended September 30, 2010 was $76.01, compared to $52.17 for the nine months ended September 30, 2009. The average gas price we obtained for our product for the nine months ended September 30, 2010 was $4.39 per Mcf, as compared to $3.28 for the nine months ended September 30, 2009. Production on a BOE basis decreased 22.6% from 300,836 BOE’s during the nine months ended September 30, 2009, to 234,736 BOE’s during the nine months ended September 30, 2010.

Oil and gas production costs in the form of lease operating expense on a BOE basis increased by $8.81 per BOE, or 37%, from $23.58 per BOE during the nine months ended September 30, 2009 to $32.39 per BOE during the nine months ended September 30, 2010. The increase was due primarily to workover programs put in place to improve the operating efficiency of the wells. During the nine months ended September 30, 2010, we incurred nonrecurring lease operating costs totaling $1,269,572, or $5.45 per BOE, as part of a broad workover program.  Other factors outside management control, such as third party service availability and the availability of adequate technical and field staff, could have an adverse effect on lease operating costs in the future.

Depletion expense for oil and gas properties was $3,084,000 and $4,258,000 for the nine months ended September 30, 2010 and 2009, respectively.  This represents an decrease of $1,174,000, or 27.6%, during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease was related to a lower carrying value of our oil and gas properties as a result of the ceiling test impairment recorded as of December 31, 2009.

We also incurred unrealized losses of $4,173,000 for the nine months ended September 30, 2010 as compared to unrealized losses of approximately $8,186,000 during the nine months ended September 30, 2009 on the value of certain derivative contracts on crude oil. The change was due to the volatility in the price of oil.

Supplemental Oil and Gas Information

The following information is intended to supplement the unaudited consolidated financial statements included in this report with data that is not readily available from those statements.

	Nine Months Ended September 30,
	2010	2009
Production
Oil (Bbls)	176,552	201,900
Gas (Mcf)	349,103	593,617
Boe (Bbls)	254,736	300,836

Average Prices (a)
Oil ($/Bbl)	$76.01	$52.17
Gas ($/Mcf)	$4.39	$3.28

Average Lifting Cost
Per Boe	$32.39	$23.58

(a)  The Company accrued revenue for production and sales for months in which sales have not settled in the market.  Volumes and prices per unit for each reporting period include current estimates and changes to estimates made in prior periods to reflect actual results.  The price we received for production during the month of September was estimated to be $76.32 per barrel and $5.12 per Mcf.

(C) - Results of Operations - Engineering Services (Maverick)

For the three months ended September 30, 2010 as compared to the three months ended September 30, 2009

Revenues for the three months ended September 30, 2010 and the three months ended September 30, 2009 were $4.4 million and $4.8 million, respectively.  Gross margin performance for these periods was 8.5% and 12.6%, respectively.  The decline in revenues for the period ending September 30, 2010 was caused by a reduction in revenues from the Oil & Gas and Survey business lines partially offset by increases in the Industrial business line.  The reduction in the Oil & Gas and Survey business line were due to an overall slowdown in business demand; however, the Survey business line has received new contracts which will be reflected in higher revenues in the upcoming quarters.  The Industrial business line revenue increased due to contracts being signed with new clients.  Engineering services reported pretax losses of $92,911 and $239,973 in the three months ended September 30, 2010 and 2009, respectively.

For the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009

Revenues for the nine months ended September 30, 2010 and the nine months ended September 30, 2009 were $13.2 million and $14.8 million, respectively.  Gross margin performance for these periods was 4.35% and 6.83%, respectively.  The decline in gross margin at September 30, 2010 was caused by a simultaneous work slowdown in our Oil & Gas and Survey business lines, largely as a result of project curtailments as clients adjusted to the slowdown in the U.S. economy.  Engineering services reported pretax losses of $813,256 and $2,094,112 in the nine months ended September 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred significant losses, resulting in cumulative losses of $113,747,702 through September 30, 2010.  At September 30, 2010 the Senior Credit Facility balance was approximately $5.15 million.  The Company’s current cash on hand of $2,395,820 is not adequate to satisfy the debt.  Also, the Company has negative working capital of $8,168,992.  Currently the Company is looking at various ways of correcting these issues, including exploring joint venture opportunities as well as a thorough analysis of our specific assets for potential divestiture. Further the Company has assets and liabilities that could be affected by unfavorable outcomes of litigation in progress.

As a result of the above discussed conditions, there exists substantial doubt about our ability to continue as a going concern. Management believes that we will be able to extend the related party debt and be victorious in the various litigations discussed in Note 16.  However, until we have a better understanding of the outcome of the pending litigation, a going concern exists.  Our consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Capital Resources

At September 30, 2010, we had cash and cash equivalents of $2,395,820 and negative working capital of $8,168,992, compared to cash and cash equivalents of $2,941,939 and negative working capital of $13,453,250 at December 31, 2009.  The improved working capital was primarily attributable to cash received in settlement of derivative contracts and payments made against our outstanding Senior Secured Facility loan balance.

On September 1, 2010, A.R. Development Corporation, a company owned and controlled by our CEO, purchased the Senior Credit Facility and all rights to the ancillary security from Bank of Texas.  On September 1, 2010, the Bank of Texas extension, which was granted on August 6, 2010, was expiring.  A.R. Development Corporation purchased the note in order to keep the Bank of Texas from potentially foreclosing on the assets of the Company.  The modified Senior Credit Facility is secured by substantially all of the Company’s proved oil and gas assets as well as substantially all of the derivative financial instruments.  At the time of the purchase, the balance on the Senior Credit Facility was $4.98 million.  The modified Senior Credit Facility is denoted in Canadian dollars.  The Company intends to payoff the Senior Credit Facility out of cash flow or request for an extension of the maturity of the note.

Going forward, the Company’s long-term strategy is to maximize the potential of currently owned-properties.  This maximization will consist of workovers on current wells as well as new infield drilling.  The Company is actively seeking additional outside capital to allow it to accelerate the implementation of its growth strategy, and such new capital infusion may take several forms.  There is no guarantee that the Company will be able to raise outside capital.  Without a significant infusion of new capital, the Company believes that it can finance the well workovers and new infield drilling and generate new cash flows to the Company, but only at a pace that can be supported by cash flows.

Operating activities provided cash during the nine months ended September 30, 2010 of $2,254,192, versus cash used by operations of $905,197 during the 2009 period.  The improved operating cash flow for the nine months ended September 30, 2010, was primarily attributable to decreased net loss for the 2010 period as compared to the 2009 period, and favorable changes in working capital items for the 2010 period.

Investing activities provided cash during the nine months ended September 30, 2010 of $5,349,819, versus cash used in investing activities of $384,331during the 2009 period.  The improved cash flow from investing activities for 2010 was primarily attributable to the settlement of derivative contracts and reduced capital expenditures during the 2010 period.  The Company received $6,001,768 in the 2010 period for the settlement of derivative contracts, as compared to $1,165,930 during the 2009 period.  The Company had additions to property and equipment in the 2010 period of $606,572 versus $1,550,261 of additions during the 2009 period.

Financing activities used cash of $8,150,130 during the nine months ended September 30, 2010, versus using cash of $94,129 during the 2009 period.  The 2010 period used proceeds received from the settlement of derivative contracts and excess cash on hand to reduce the Senior Credit Facility with Bank of Texas by $8.1 million.  The 2009 period includes the impact of $1,000,000 in proceeds received from the Senior Credit Facility with Bank of Texas.  No such proceeds were received in the 2010 period.

Capital Expenditures  - Oil and Gas Development

The reserve report prepared as of December 31, 2009 assumes that we will not spend any capital expenditures in 2010 to exploit oil and gas opportunities. Our primary focus since the beginning of the year has been to control our operating costs.   As cash flow allows, we may commence a limited drilling or continue our workover program in order to stem the natural decline associated with our current production. The execution of any capital program is dependent on the availability of technical and field staff, product pricing, rig availability and an implementation of corporate strategy. Through September 30, 2010 we have incurred capital expenditures of approximately $607,000, primarily related to the drilling of the Ball #25 well.

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

Interest Rate Risk

At September 30, 2010 our oil and gas subsidiaries had approximately $5 million in outstanding borrowings associated with their credit facility with our CEO and our engineering services subsidiary had $8.4 million in outstanding borrowings under term notes with the selling shareholders from whom we acquired Maverick, our engineering services business.

Price Risks

See Note 6 within the financial statements in Item 1 for a description of our price risks and price risk management activities.

Item 4T.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of September 30, 2010.  Based on that evaluation, the Company’s Principal executive officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2010 due to material weaknesses in our internal controls related to inadequate staffing within our accounting department and upper management, lack of consistent policies and procedures, inadequate monitoring of controls, inadequate disclosure controls and significant turnover among the staff and officers of the Company.  It is Management’s plan to remediate the internal control material weakness by implementing new controls and procedures that combined will improve the quality of the financial reporting process.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first nine months of 2010 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

On August 16, 2010, the order issued an order to the halt the case.  However, the court has the right to reopen the case in the future.  The order in this case has no financial impact on the Company.

Hyman Litigation

On November 11, 2008, Mr. Hyman, a former employee of KD Resources, filed a claim against KD Resources and Platinum Energy stating that he was discharged from KD Resources in violation of the Sarbanes-Oxley Act of 2002, Section 806, Protection for Employees of Publicly Traded Companies Who Provide Evidence of Fraud.

On September 16, 2010, the court dismissed the case and there is no further action to be taken.

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

This case is in the final stages of discovery and is currently set for trial on November 30, 2010.

Citgo Litigation

On October 14, 2009, Maverick Engineering filed suit in Harris County against CITGO Refining & Chemical Company, LP for Breach of Contract.  According to the Petition, Maverick provided engineering services to CITGO and CITGO has refused to pay for those services.  Maverick is suing for recovery of $357,538, representing the outstanding accounts receivable balance due from CITGO on the date the suit was filed, plus damages, costs, attorney fees, interest, and other relief.  While Maverick has performed all terms, conditions, and covenants required under its contract with CITGO, it is too early in this litigation to be able to predict the outcome.  Currently, the case is in the early stages of discovery with no hearing date set.

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

PLATINUM ENERGY RESOURCES, INC.

Date: November 15, 2010	By:	/s/ Al Rahmani
Al Rahmani Chief Executive Officer