Form 10-K
period 2010-12-31
PLATINUM ENERGY RESOURCES INC
filed 2011-04-15
CIK 1329605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class)  was $4,029,869 based on the closing price of $0.56 as reported on OTCQB Market. As of April 13, 2011, there were 22,606,476 shares of the Company’s common stock ($0.0001 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Exhibits incorporated by reference are referred to under Part IV of this annual report.

FORWARD-LOOKING STATEMENTS

The statements contained in this report, other than statements of historical fact, constitute forward-looking statements. Such statements include, without limitation, all statements as to the production of natural gas and oil, product price, natural gas and oil reserves, drilling and completion results, capital expenditures and other such matters. These statements relate to events and/or future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our results, level of activity, performance or achievements or the industry in which we operate to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.  These risks and other factors include those listed under “Risk Factors” and elsewhere in this report.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statement. Factors that could affect our actual results and could cause actual results to differ materially from those in forward-looking statements include, but are not limited to the following:

•	The volatility of realized natural gas and oil prices;

•	Uncertainties about the estimated quantities of natural gas and oil reserves;

•	The discovery, estimation, development and replacement of natural gas and oil reserves;

•	Our business and financial strategy;

•	Our cash flow, liquidity and financial position;

•	Our production volumes;

•	Our operating expenses, general and administrative costs, and development costs;

•	Our future operating results;

•	Our prospect development and property acquisitions;

•	The marketing of natural gas and oil;

•	The impact of weather and the occurrence of natural disaster such as floods and hurricanes;

•	Government regulation of the natural gas and oil industry;

•	Environmental regulations;

•	The effect of legislation, regulatory initiatives and litigation related to climate change;

•	Developments in oil-producing and natural gas producing countries; and

•	Our strategic plans, objectives, expectations and intentions for future operations.

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

Our principal business strategy is to provide long-term growth in stockholder value by drilling, developing and exploiting our oil and gas properties. We believe that there are opportunities to exploit mature fields that may have substantial remaining reserves. As the major, large independent oil and gas companies focus on more costly and risky international and offshore prospects, the smaller independents, such as Platinum, have an opportunity to take advantage of the significant reserves left behind.

Our exploration and production activities commenced in October 2007 upon our acquisition of significantly all of the assets and liabilities of Tandem Energy Corporation (“TEC”) including 21,000 acres under lease in Texas and New Mexico.  Subsequent to the TEC acquisition, we have completed a series of low risk strategic acquisitions adding an additional 16,000 lease acres to our portfolio, which we believe will complement our business plan. On April 29, 2008, Platinum acquired Maverick Engineering Inc. (“Maverick”), through which the Company provided engineering and project management services to the oil and gas industry and others.

On November 24, 2010 (the “Petition Date”), Maverick filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”).  During November 2010, and in conjunction with Maverick seeking reorganization under Chapter 11 of the Bankruptcy Code, Platinum determined it would sell, or otherwise dispose of, its entire ownership interest in Maverick and discontinue its engineering services operating segment. Since that time, the Company’s continuing operations include operations from only one business line - independent oil and gas exploration and production, through which the Company conducts oil and natural gas exploration, development, acquisition, and production.

Neither Platinum nor any of its other subsidiaries are included in this bankruptcy filing. Pursuant to Chapter 11, Maverick, as debtor-in-possession, will continue to manage and operate its assets and business pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court. The Company and Maverick are currently developing the reorganization plan and intend to submit the reorganization plan for confirmation prior to the due date of May 23, 2011.

Business Strategy

Platinum’s long-term strategy is to provide growth in stockholder value by drilling, developing and exploiting our oil and gas properties.  The Company is currently focusing on developing a large inventory of drilling and optimization projects to achieve organic growth from its capital development program.  In general, we seek to be the operator of wells in which we have a working interest. As operator, we design and manage the development of a well and supervise operation and maintenance activities on a day-to-day basis.  As of December 31, 2010, we operated properties representing approximately 89% of our proved reserves. As the operator, we are able to better control expenses, capital allocation, and the timing of exploitation and development activities on our properties.  The number, types and location of wells drilled varies depending on the Company’s capital budget, the cost of each well, anticipated production and the estimated recoverable reserves attributable to each well.

Due to recent improvement in the economy in the U.S. as well as worldwide, with increased crude oil prices at $95 per barrel and up, the Company is shifting its focus from maintaining and minimizing the acceleration of the depletion of existing assets to designing and implementing a successful drilling program, whereby the exploration and production of new reservoirs will supplement and extend the expected life of our current asset portfolio, as well as add increased cash flow to create an organic growth process. Beginning in the first half of 2011, the Company will focus on stabilizing and optimizing existing production to maximize cash flow to enable the implementation of an aggressive drilling program in the second half of 2011.

To achieve our objectives, the Company will focus on the following tasks:

I.
Maintain and boost current production output: stabilize, maintain, and optimize current production levels through development and implementation of borehole utility studies, work-over programs, and related field maintenance undertakings.

II.	Understand the Company’s assets: develop accurate, in-depth knowledge and understanding of Company’s assets structure in terms of its leases, working interest, and the extent of its mineral rights.

III.
Manage and monitor production performance: create a well-coordinated and integrated support network of technical operational staff and field supervisors/superintendents for day-to-day management, monitoring, and reporting of production performance of Platinum’s fields and its non-operator assets.

IV.
Assemble core technical staff: develop a strong and competent land, geoscience, reservoir and production engineering technical staff and support team to optimize hydrocarbon opportunity generation and production processes.

V.
Generate and implement infill drillings and Enhanced Oil Recovery (EOR) programs: with such technical operational team in place, attention and focus will be directed to production increase and reserve addition processes. This will be achieved through creation of exploration and developmental infill drillings programs, as well as design and implementation of EOR processes.

VI.
New asset acquisition undertakings: search, acquire, and develop existing hydrocarbon production and discoveries through application of strong knowledge-based and technical due diligence and reviews of acquisition candidates and opportunities.

The Company has already made significant progress with respect to objectives I-IV above. Efforts to organize and implement multiple technical field and EOR studies (guided by objective V, above) are already underway. These efforts are expected to lead to identification, development, and implementation of multiple workover and/or drillable wells throughout year 2011 and beyond. Concurrent with above activities, the Company anticipates to be actively engaged in search and acquisition of other existing hydrocarbon production & discoveries.

Corporate History

We were incorporated in Delaware on April 25, 2005 as a blank check company for the purpose of effecting a business combination with an unidentified operating business in the global oil and natural gas industry. On October 28, 2005, we consummated our IPO of 14,400,000 units with each unit consisting of one share of our common stock, $0.0001 per share, and one warrant to purchase one share of common stock at an exercise price of $6.00 per share. The units were sold at an offering price of $8.00 per unit, generating gross proceeds of $115,200,000. In October 2007, the Company acquired substantially all of the assets and assumed all of the liabilities of TEC, an oil and gas exploration and production services company. Effective on April 29, 2008, Platinum acquired Maverick, an engineering services company. On November 24, 2010, Maverick filed a voluntary petition with the Bankruptcy Court seeking reorganization relief under the provisions of Chapter 11 of the Bankruptcy Code.  Platinum has determined it would sell, or otherwise dispose of, its entire ownership interest in Maverick and discontinue its engineering services operating segment.

Drilling, Exploration and Production Activities

Platinum’s efforts are focused on discovering new reserves by drilling and completing wells under our existing leases, as well as leases we may acquire in the future. The investment associated with drilling a well and future development of our leasehold acreage depends principally upon whether any problems are encountered in drilling the wells, whether the wells, in the case of gas wells, can be timely connected to existing infrastructure or will require additional investment in infrastructure, and, if applicable, the amount of water encountered in the wells.

During 2010, the Company successfully drilled and completed the Ball #25 and drilled the Ball #26, which was completed in early January 2011. The net capitalized costs for the Ball #25 and the Ball #26 as of December 31, 2010 were $127,253 and $269,542, respectively. The Ball #25 is producing at an average rate of 6,400 Mcf a month. The Company also performed 8 recompletions in the Batson field (Choate Leases) for a total net capitalized cost of $139,602, which resulted in an increase of approximately 14.5 Bbls per day.

Through careful and thoughtful analysis of the Company’s leases by the Company’s management and technical support staff, the Company is developing, for implementation, an aggressive drilling and recompletion program.  The program consists of multiple projects designed to exploit reservoirs on existing leases that Management expects will increase existing cash flows sufficient to partially fund an expanded drilling program in the future.  The proposed drill locations, at a minimum, have estimated reserves of 103,665 Bbls and 3,174,304 Mcfs, or 632,716 Boe as set forth in the Company’s reserve report as of December 31, 2010. The total estimated capital expenditures for 2011 are approximately $4.4 million.

Management and its technical staff continually research and analyze new drilling opportunities that arise with the availability and accessibility of new enhanced oil recovery processes.

Title to Properties

We believe that the title to our leasehold properties is good and defensible in accordance with standards generally acceptable in the oil and gas industry, subject to exceptions that are not material as to detract substantially from the use of the properties. Our leasehold properties are subject to royalty, overriding royalty and other outstanding interests customary in the industry. The properties may be subject to burdens such as liens incident to operating agreements and taxes, development obligations under oil and gas leases, and other encumbrances, easements and restrictions. We do not believe any of these burdens will materially interfere with our use of these properties. For a description of our oil and gas leasehold properties, see Item 2. PROPERTIES, Current Oil and Gas Activities.

As is customary in the oil and gas industry, a preliminary title examination is conducted at the time properties believed to be suitable for drilling operations are acquired. We rely upon oil and gas landmen to conduct the title examination. We intend to perform necessary curative work with respect to any significant defects in title prior to proceeding with drilling operations.

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

Sales of Oil and Natural Gas. Sales of any oil that we produce will be affected by the availability, terms and costs of transportation. The rates, terms and conditions applicable to the interstate transportation of oil by pipelines are regulated by the Federal Energy Regulatory Commission (“FERC”) under the Interstate Commerce Act. FERC has implemented a simplified and generally applicable ratemaking methodology for interstate oil pipelines to fulfill the requirements of Title VIII of the Energy Policy Act of 1992, comprised of an indexing system to establish ceilings on interstate oil pipeline rates. FERC has announced several important transportation-related policy statements and rule changes, including a statement of policy and final rule issued February 25, 2000, concerning alternatives to its traditional cost-of-service rate-making methodology to establish the rates interstate pipelines may charge for their services. The final rule revises FERC’s pricing policy and current regulatory framework to improve the efficiency of the market and further enhance competition in oil markets.

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

Pipelines. Pipelines that we use to gather and transport our oil and gas are subject to regulation by the Department of Transportation (“DOT”) under the Hazardous Liquids Pipeline Safety Act of 1979, as amended (“HLPSA”), relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. The HLPSA requires pipeline operators to comply with regulations issued pursuant to HLPSA designed to permit access to and allow copying of records and to make certain reports and provide information as required by the Secretary of Transportation.

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

The primary United States federal statutes affecting our business are summarized below:

•
The Resource Conservation and Recovery Act of 1976 (“RCRA”), as amended, regulates handling, transporting and disposing of hazardous and non-hazardous waste and delegates authority to states to develop programs to ensure the safe disposal of solid waste. We may generate wastes, including hazardous wastes, which are subject to the RCRA and comparable state statutes. The EPA has limited the disposal options for certain wastes that are designated as hazardous under RCRA (“Hazardous Wastes”). Furthermore, it is possible that certain wastes generated by our oil and gas operations that are currently exempt from treatment as Hazardous Wastes may in the future be designated as Hazardous Wastes, and therefore be subject to more rigorous and costly operating and disposal requirements.

•
The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), as amended, also known as the “Superfund” law, generally imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances (“Hazardous Substances”). These classes of persons or so-called potentially responsible parties include the current and certain past owners and operators of a facility where there is or has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take action in response to threats to the public health or the environment and to seek to recover from the potentially responsible parties the costs of such action. Although CERCLA generally exempts petroleum from the definition of Hazardous Substances, we may have generated and may generate wastes that fall within CERCLA’s definition of Hazardous Substances.

•
The Federal Water Pollution Control Act of 1972, known as the Clean Water Act, regulates the discharge of pollutants into streams, rivers, groundwater, or other surface waters from a variety of sources, including solid and hazardous waste disposal sites. If run-off from our operations may be discharged into surface waters, the Clean Water Act requires us to apply for and obtain discharge permits, conduct sampling and monitoring, and, under certain circumstances, reduce the quantity of pollutants in those discharges. In 1990, the EPA issued additional standards for management of storm water runoff that require waste-handling facilities to obtain storm water discharge permits. In addition, if a facility discharges wastewater through a sewage system to a publicly-owned treatment works, the facility must comply with discharge limits imposed by the treatment works. The Clean Water Act provides for civil, criminal and administrative penalties for violations of its provisions.

•
The Clean Air Act of 1970, as amended, provides for increased federal, state and local regulation of the emission of air pollutants. Our operations may be subject to local, state and federal regulations for the control of emissions of air pollution. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements, including additional permits. Producing wells may generate volatile organic compounds and nitrogen oxides. If ozone problems are not resolved by the deadlines imposed by the Federal Clean Air Act, or on schedule to meet the standards, even more restrictive requirements may be imposed, including financial penalties based upon the quantity of ozone producing emissions. If we fail to comply strictly with applicable air pollution regulations or permits, we may be subject to monetary fines and be required to correct any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources.

•
The Occupational Safety and Health Act of 1970, as amended, establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration, and various reporting and record keeping obligations as well as disclosure and procedural requirements. Various standards for notices of hazards, safety in excavation and demolition work and the handling of asbestos, may apply to our operations. The Department of Transportation and OSHA, along with other federal agencies, have jurisdiction over certain aspects of hazardous materials and hazardous waste, including safety, movement and disposal. Various state and local agencies with jurisdiction over disposal of hazardous waste may seek to regulate movement of hazardous materials in areas not otherwise preempted by federal law.

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

Employees

At December 31, 2010, we had 163 full-time employees, none of whom were subject to a collective bargaining agreement.

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

Item 1A. RISK FACTORS.

Risk is an inherent component of oil and gas exploration, development, production, and asset acquisition undertakings. We, as well as any other oil and gas E&P entity, are subject to a high degree of risks of diverse nature. You should consider the risks described below carefully and all of the information contained in this report. If any of these risks, as well as other risks and uncertainties that are not currently known to us or that we currently believe are not material, actually occur, our business, financial condition, and results of operations may be highly adversely impacted.

Maverick, our wholly-owned subsidiary, filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

On the Petition Date, Maverick filed a voluntary petition in the United States Bankruptcy Court for the Southern District of seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code. Several risks and uncertainties result from this filing that could have a material adverse effect on our business, financial condition, and results of operations.

Under Chapter 11, certain claims against Maverick in existence prior to the filing of the petitions for relief under the Bankruptcy Code are stayed while Maverick continues business operations as debtor-in-possession. These claims are reflected in the Company’s December 31, 2010 consolidated balance sheet and Maverick’s December 31, 2010 balance sheet as liabilities subject to compromise (see Note 3 — Maverick Bankruptcy, Assets Held for Sale and Discontinued Operations Disclosures in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K). The amount that will be necessary to fully and finally resolve the liabilities subject to compromise is uncertain. Additional claims may arise after the Petition Date, resulting from rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. The total costs of the bankruptcy proceeding is also uncertain. Furthermore, Maverick’s ability to collect on its accounts receivable from customers could diminish.

Exposure to contingent litigation relating to discontinued operations, which could have a material adverse effect on our financial condition, results of operations or cash flows.

We have certain liabilities related to discontinued operations of Maverick, including revolver payable and term notes to former Maverick shareholders and liabilities for certain services and other matters. As mentioned above, these liabilities are reflected in the Company’s December 31, 2010 consolidated balance sheet and Maverick’s December 31, 2010 balance sheet as liabilities subject to compromise. The total amount necessary to resolve these liabilities is unknown.

Claims could arise relating to services or other matters related to our discontinued operations. Some of these claims could seek substantial monetary damages. Maverick also has ongoing obligations with regard to workers compensation, retiree medical and other retiree benefit matters associated with discontinued operations. Platinum has no continuing exposure relating to the liabilities of Maverick with the exception of the disclosed Kovar litigation #3 in Part I, Item 3 and Note 13 — Commitments and Contingencies Disclosures in the Notes to Consolidated Financial Statements in this annual report.

The volatility of oil and natural gas prices due to factors beyond our control greatly affects our profitability.

Our revenues, operating results, profitability, future rate of growth and the carrying value of our oil and natural gas properties depend primarily upon the prevailing prices for oil and natural gas. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Any significant decline in the price of oil and natural gas or any other unfavorable market conditions could have a material adverse effect on our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves, and may result in write downs of our investments in oil and gas properties as a result of our use of the full cost accounting method.

Prices for natural gas and crude oil fluctuate widely. These fluctuations in oil and natural gas prices may result from relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and other factors that are beyond our control, including:

•	Worldwide and domestic supplies of oil and natural gas;

•	Weather conditions;

•	The level of consumer demand;

•	The price and availability of alternative fuels;

•	The availability of drilling rigs and completion equipment;

•	The proximity to, and capacity of, transportation facilities;

•	The price and level of foreign imports;

•	The nature and extent of domestic and foreign governmental regulation and taxation;

•	The ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	Worldwide economic and political conditions;

•	The effect of worldwide energy conservation measures;

•	Political instability or armed conflict in oil-producing regions; and

•	The overall economic environment.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce revenue, but could reduce the amount of oil and natural gas that we can produce economically and, as a result, could have a material adverse effect on our financial condition, results of operations and estimates of economically recoverable reserves.

Oil and natural gas prices could decline to a point where it would be uneconomic for us to sell our oil and gas at those prices, which could result in a decision to shut-in production until the prices increase.

Our oil and natural gas properties will become uneconomic when oil and natural prices decline to the point at which our revenues are insufficient to recover our lifting costs. For example, in 2010, our average lifting costs were approximately $34.81 per Boe. Though individual wells can fluctuate substantially from the average lifting costs, a market price decline below a well’s individual lifting cost could result in our having to shut-in production from that well, until such time market prices increase.

Hedging activities may prevent us from benefiting from price increases and may expose us to other risks.

Hedging is a strategy that can help a company to mitigate the volatility of oil and gas prices by limiting its losses if oil and gas prices decline; however, this strategy may also limit the potential gains that a company could realize if oil and gas prices increase. From time to time, we use derivative instruments (primarily collars and price swaps) to hedge the impact of market fluctuations on natural gas and crude oil prices and net income and cash flow. To the extent that we engage in hedging activities, we may be prevented from realizing the benefits of price increases above the levels of the hedges. Hedging activities are subject to risks associated with differences in prices at different locations, particularly where transportation constraints restrict a producer’s ability to deliver oil and gas volumes to the delivery point to which the hedging transaction is indexed. Additionally, hedging strategies are normally more effective for companies with a certain volume of production, and our current oil production levels may not be sufficient to be able to employ a meaningful future hedging strategy.

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

Our future success depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable. According to reports of proved reserves prepared as of December 31, 2010 by Williamson Petroleum Consultants Inc., independent petroleum consultants, and by our own engineers, our proved reserves will decline at an accelerating rate with passage of time unless replaced by new additional reserve discoveries or acquired production through new acquisitions. To increase reserves and production, we must commence drilling, workover or acquisition activities. There can be no assurance, however, that we will have sufficient resources to undertake these actions, that our drilling and workover projects or other replacement activities will result in significant additional reserves, or that we will have success drilling productive wells at low finding and development costs. Furthermore, although our revenues may increase if prevailing oil and natural gas prices increase significantly, our finding costs for additional reserves may also increase.

Approximately 57% of our proved reserves are classified as proved undeveloped.

Approximately 57% of our reserves are classified as proved undeveloped reserves. The future development of these undeveloped reserves into proved developed reserves is highly dependent upon our ability to fund estimated total capital development costs of approximately $32.8 million, of which $4.0 million, $6.7 million, $10.2 million, and $11.9 million are expected to be incurred in 2011, 2012, 2013, and 2014, respectively. If such development costs are not incurred or are substantially reduced, our proved undeveloped and total proved reserves could be substantially reduced. The reduction in such reserves could have a materially negative impact on our ability to produce profitable future operations. The successful conversion of these proved undeveloped reserves into proved developed reserves is dependent upon the following:

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

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of expenditures, including many factors beyond our control. The reserve information relating to proved reserves set forth in this report represents only estimates based on reports of proved reserves prepared as of December 31, 2010, by Williamson Petroleum Consultants, independent petroleum engineers, and by our own engineers. Williamson Petroleum Consultants was not engaged to evaluate and prepare reports relating to the probable reserves on our properties and interests as these are more uncertain than evaluations of proved reserves. Petroleum engineering is not an exact science. Information relating to our proved oil and natural gas reserves is based upon engineering estimates. Estimating quantities of proved crude oil and natural gas reserves is a complex process. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions or changes of conditions could cause the quantities of our reserves to be overstated.

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

Although many of our properties are located across Texas and southeast New Mexico and are not confined to one geographic area, our Tomball field, the largest producer in our current portfolio, and much of our Maverick business, are located in the Gulf Coast region of Texas, an area that may be subject to catastrophic weather and natural disasters such as floods, earthquakes and hurricanes. If such disaster were to occur, it could severely disrupt our operations in that area and results of operations could be materially and adversely affected.  Our operations are subject to inherent casualty risks such as fires, blowouts, cratering and explosions. Other risks include pollution, the uncontrollable flows of oil, natural gas, brine or well fluids. These risks may result in injury or loss of life, suspension of operations, environmental damage or property and equipment damage, all of which would cause us to experience substantial financial loss.

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

Many of our wells produce at production rates as low as one Boe per day and produce waste water at many times the rate of production. Even a modest decrease in oil and gas prices may render these wells uneconomic to produce when compared to wells which produce at higher rates. Consequently, these uneconomic wells could cause a downward revision in our oil and gas reserves.

Our operations also entail significant operating risks.

Our drilling activities involve risks, such as drilling non-productive wells or dry holes, which are beyond our control. The cost of drilling and operating wells and of installing production facilities and pipelines is uncertain. Cost overruns are common risks that often make a project uneconomical. The decision to purchase and to exploit a property depends on the evaluations made by reserve engineers, the results of which are often inconclusive or subject to multiple interpretations. We may also decide to reduce or cease drilling operations due to title problems, weather conditions, noncompliance with governmental requirements or shortages and delays in the delivery or availability of equipment or fabrication yards.

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

We follow the full cost method of accounting for our crude oil and natural gas properties. Under this method, all direct costs and certain directly related internal costs associated with acquisition of properties and successful, as well as unsuccessful, exploration and development activities are capitalized. Depreciation, depletion and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves. Net capitalized costs of crude and natural gas properties, as adjusted for asset retirement obligations, net of salvage value, are limited, by country, to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10%, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, less related income taxes. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances.

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

Item 1B.  UNRESOLVED STAFF COMMENTS.

Item 1B, Unresolved Staff Comments, is not applicable to a smaller reporting company.

Item 2.  PROPERTIES.

Platinum’s principal executive offices are located at 11490 Westheimer Road, Suite 1000, Houston, Texas 77077.  We also maintain division offices in Victoria, Corpus Christi, Amarillo and Yoakum, Texas.

Current Oil and Gas Activities

We own core producing and non-producing oil and natural gas properties in Texas and New Mexico.  The following is a summary of our major operating areas.

Tomball Field. We own an interest in, and are operator of, oil and natural gas properties in the Tomball Field, which is located in Harris County, Texas, and is approximately 30 miles northwest of Houston, Texas. The Tomball Field contains multiple productive formations ranging in depth from 1,000 to 9,000 feet, including the Yegua, Cockfield, and Wilcox. Current operations consist of 19 producing wells and 6 water disposal wells. At December 31, 2010, we held 7,000 acres and had an inventory of 3 proved undeveloped locations in the Tomball Field. We own a 100% working interest and net revenue interests ranging from 84.5% to 87.5%. TEC began operating the Tomball field in 1996, but it has been producing continuously since 1930. The current daily net production from the field is approximately 270 Bbls of oil and 465 Mcf of gas per day. The field is also producing approximately 19,000 Bbls of water per day.

Ira Field. We own an interest in, and are operator of, an oil production unit in the Ira Field, which is located in Scurry County, Texas, and is approximately 75 miles northeast of Midland, Texas. The Ira Field production is from the San Andres formation at approximately 1,800 feet. Current operations consist of 150 producing wells and 75 water injection wells. At December 31, 2010, we held 3,600 acres and had an inventory of 76 proved undeveloped locations in the Ira Field. We own an 88.62% working interest and 72% net revenue interest. TEC, through its predecessor in interest, began operating the IRA Field in 2004, but the IRA Field has been producing continuously since 1955. The current daily net production from the field is approximately 95 Bbls of oil per day. The field is also producing approximately 4,000 Bbls of water per day.

Ball Field. We own an interest in, and are operator of, oil and natural gas properties in the Ball Field, which is located in Palo Pinto County, Texas, and is approximately 75 miles west of Fort Worth, Texas. The Ball Field contains multiple productive formations ranging in depth from 3,000 to 3,800 feet, including the Big Saline, Duffer, and Barnett Shale. Current operations consist of 19 producing wells and 1 water disposal well. At December 31, 2010, we held 4,900 acres and had an inventory of 17 proved undeveloped locations in the Ball Field. We own working interests ranging from 50% to 100%, and net revenue interests ranging from 40.3% to 87.5%. TEC began operating the Ball Field in 1993, but it has been producing continuously since 1930. The current daily net production from the field is approximately 560 Mcf of gas per day. The field is also producing approximately 400 Bbls of water per day. On December 28, 2007, we acquired an additional 50% working interest in the Barnett Shale acreage for approximately $920,000. This acquisition increased our net acreage position by 2,300 net acres and gave us a 100% working interest in the Barnett. We have completed a 3D seismic program and plan and have begun our technical evaluations and due diligence on the Barnett Shale.  Upon completion of the technical evaluations, the execution of the program will depend on available financing.

Ballard Field. We own an interest in, and are operator of, an oil production unit in the Ballard Field, which is located in Eddy County, New Mexico, and is approximately 150 miles northwest of Midland, Texas. The Ballard Field contains multiple productive formations ranging in depth from 2,000 to 3,000 feet, including the Yates, Grayburg, and San Andres. Current operations consist of 46 producing wells and 26 water injection wells. During 2008, we drilled and completed 6 proved undeveloped locations.  All 6 wells are currently producing.  At December 31, 2010, we held approximately 3,000 net acres. We own an 86% working interest and 74.3% net revenue interest. TEC, through its predecessor in interest, began operating the Ballard Field in 2004, but it has been producing continuously since 1965. The current daily net production from the field is approximately 78 Bbls of oil and 75 Mcf of gas per day. The field is also producing approximately 1,096 Bbls of water per day.

USM Field. We own an interest in, and are operator of, oil and natural gas properties in the USM Field, which is located in Pecos County, Texas, and is approximately 120 miles southwest of Midland, Texas. The USM Field production is from the Yates and Queen formations at approximately 3,200 feet. Current operations consist of 54 producing wells and 4 water disposal wells. During 2008, we drilled and completed 4 proved undeveloped locations.  All 4 wells are currently producing. No wells were drilling in 2009 or 2010.  At December 31, 2010, we held approximately 3,800 net acres in the field. We own working interests ranging from 90% to 100%, and net revenue interests ranging from 79.3% to 89.6%. TEC, through its predecessor in interest, began operating the USM Field in 2004, but it has been producing continuously since 1985. The current daily net production from the field is approximately 32 Bbls of oil and 75 Mcf of gas per day. The field is also producing approximately 45 Bbls of water per day.

Choate Field. We own an interest in, and are operator of, oil and natural gas properties in the Choate Field, which is located in Hardin County, Texas, and is approximately 35 miles northwest of Beaumont, Texas. The Choate Field production is from sand lenses flanking a salt dome ranging in depth from 1,000 to 2,500 feet. Current operations consist of 23 producing wells. During 2008, we drilled 11 proved undeveloped locations, 9 of which were successful and are currently producing.  At December 31, 2010, we held 50 net acres and had an inventory of 6 proved undeveloped locations in the Choate Field. We own a 75% working interest and 57% net revenue interest. TEC, through its predecessor in interest, began operating the Choate Field in 2004, but it has been producing continuously since 1960. The current daily net production from the field is approximately 75 Bbls of oil per day. The field is also producing approximately 200 Bbls of water per day.

Lothian Properties. In December 2007, we purchased, for $6.2 million plus customary closing adjustments, approximately 200 producing wells from Lothian Oil and Gas, Inc. The Lothian assets acquired consist of oil and gas properties located in Chavez, Lea and Eddy counties, New Mexico and are adjacent to or near our Ballard Field. At December 31, 2010, we held 14,254 acres. The current net production is approximately 100 Bbls of oil and 85 Mcf of gas per day.  The field is also producing approximately 808 Bbls of water per day.

Other. We own numerous small mineral, royalty and non-operated working interests in various oil and natural gas properties located in Texas, New Mexico, Louisiana, Montana, and North Dakota.

Below is a map indicating the locations of the Company’s significant operated properties in Texas and New Mexico.

Natural Gas and Oil Data

In January 2009, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting” (Release 33-8995), amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K and bringing full-cost accounting rules into alignment with the revised disclosure requirements.  The new rules revised certain definitions and terms, including the definition of proved reserves, which was revised to indicate that entities must use the un-weighted arithmetic average of the first-day-of-the-month commodity price over the preceding 12-month period, rather than the end-of-period price, when estimating whether reserve quantities are economical to produce.  Likewise, the 12-month average price is used to calculate cost center ceilings for impairment under the full cost method of accounting and to compute depreciation, depletion, and amortization.  Another significant provision of the new rules is a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of booking.

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-03, “Oil and Gas Reserve Estimation and Disclosures” (ASU 2010-03), which amends Accounting Standards Codification (ASC) Topic 932, “Extractive Industries — Oil and Gas” to align the guidance with the changes made by the SEC. The Company adopted Release 33-8995 and the amendments to ASC Topic 932 resulting from ASU 2010-03 (collectively, the Modernization Rules) effective December 31, 2009.

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

Qualifications of Technical Persons and Internal Controls over Reserves Estimation Process

Our proved reserve information as of December 31, 2010 included in this Annual Report was estimated by our independent petroleum engineers, Williamson Petroleum Consultants, Inc., in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC.  The technical persons responsible for preparing the reserve estimates presented herein meet the requirements qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

We maintain an internal staff of petroleum engineers who work closely with our independent petroleum engineers to ensure the integrity, accuracy and timeliness of information furnished to Williamson Petroleum Consultants, Inc. in their reserves estimation process.  In the fourth quarter, our technical team met on a regular basis with representatives of Williamson Petroleum Consultants, Inc. to review properties and discuss methods and assumptions used in Williamson Petroleum Consultant’s preparation of year-end reserves estimates.  While we have no formal committee specifically designated to review reserves reporting and the reserved estimation process, the Williamson report is reviewed by our senior management and internal technical staff.  Additionally, our senior management reviews and approves any internally estimated significant changes to our proved reserves on a quarterly basis.

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

The estimate of reserves disclosed in this annual report on Form 10-K is prepared by Williamson Petroleum Consultants, Inc. (Williamson). See the summary of Williamson’s report as of December 31, 2010 included as an exhibit to this Form 10-K.  Estimates of reserves as of year-end 2010 and 2009 were prepared using an average price equal to the un-weighted arithmetic average of hydrocarbon prices on the first day of each month within the 12-month period ended December 31, 2010, in accordance with revised guidelines of the SEC, first applicable to reserves estimates prepared as of year-end 2009. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties.

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

Proved Reserves

The following table shows proved oil and gas reserves by field as of December 31, 2010, based on the average of commodity prices in effect on the first day of each month in 2010, held flat for the life of the production, except where future oil and gas sales are covered by physical contract terms (in thousands):

	Oil	Gas	Total
	(Bbls)	(Mcf)	(Boe)

Proved Developed:
Ballard	366	226	404
Ball – Bird	1	1,640	274
Choate – Batson	154	-	154
Ira	33	-	33
Lothian	66	101	83
Tomball	823	581	920
USM – Ft. Stockton	50	120	70
Other	35	1,073	214
Proved Undeveloped:
Ballard	295	177	325
Ball – Bird	-	1,962	327
Choate – Batson	30	-	30
Ira	875	-	875
Tomball	-	7,693	1,282
TOTAL PROVED	2,728	13,573	4,991

All of our reserves are located in the United States of America. As of December 31, 2010, Platinum had total estimated proved reserves of 2,728,487 barrels of crude oil and 13,572,540 Mcf of natural gas. Combined, these total estimated proved reserves are the energy equivalent of 4,990,577 barrels of oil equivalent (Boe) or 29,943,462 Mcfe of natural gas. As of December 31, 2010, the Company’s proved developed reserves totaled 2,152,063 Boe, and estimated PUD reserves totaled 2,838,514 Boe, or approximately 57 percent of total proved reserves. Platinum has elected not to disclose probable or possible reserves in this filing.

The Company’s estimates of proved reserves, proved developed reserves and proved undeveloped reserves as of December 31, 2010 and 2009, changes in estimated proved reserves during the last two years, and estimates of future net cash flows from proved reserves are contained in Note 15 — Supplemental Oil and Gas Disclosures in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K. Estimated future net cash flows as of December 31, 2010 and 2009 were calculated using a discount rate of 10 percent per annum, end of period costs, and an un-weighted arithmetic average of commodity prices in effect on the first day of each month for the years ended December 31, 2010 and 2009, respectively, held flat for the life of the production, except where prices are defined by contractual arrangements.

The Company has elected not to disclose the probable and possible developed and undeveloped reserves.

Proved Undeveloped Reserves

The Company’s total estimated proved undeveloped reserves of 2,838,514 Boe as of December 31, 2010, an increase of 309,402 Boe over the 2,529,112 Boe of PUD reserves estimated at the end of 2009. During 2010, the development of the Company’s remaining PUD reserves has been delayed due to constraints on capital related to the Company’s credit facility. In 2011, we intend to resume investing in converting its inventory of PUD locations to proved developed locations.

Proved Reserves

As of December 31, 2010, we had 4,990,577 Boe of proved oil and natural gas reserves, including 2,728,487 barrels of oil and 13,572,540 Mcf of natural gas.  Using prices as of December 31, 2010, the estimated standardized measure of discounted future net cash flows was $63.8 million. The following table sets forth a summary of our estimated net proved reserve information as of December 31, 2010 (in thousands):

	Proved Developed Producing	Proved Developed Non- Producing	Proved Undeveloped	Total Proved

Crude oil (Bbl)	1,478	50	1,200	2,728
Natural gas (Mcf)	3,046	695	9,832	13,573
Barrel of oil equivalent (Boe)	1,985	167	2,839	4,991
Undiscounted future net revenue (before CapEx and taxes)	$56,912	$5,294	$90,169	$152,375
Estimated future capital expenditures	$58	$448	$32,767	$33,273
Undiscounted future net revenue (net of CapEx, before taxes)	$56,854	$4,846	$57,402	$119,102
Discounted future net revenue (net of CapEx, before taxes)	$34,831	$3,136	$25,849	$63,816

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

We engaged Williamson Petroleum Consultants, Inc. ("WPC"), independent petroleum engineers, to estimate our net proved reserves, projected future production, estimated future net revenue attributable to our proved reserves, and the present value of such estimated future net revenue as of December 31, 2010. WPC’s estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data, much of which is provided by the Company.   For example, we provide to WPC the estimated amount and timing of future operating costs and development costs which may, in fact, vary considerably from historical results. In addition, as various economic parameters change from year to year, the estimate of proved reserves also may change.

In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the present value of proved reserves set forth herein are made using the oil and gas average sales price during the 12-month period preceding the end of the entity’s fiscal year and calculated as the un-weighted arithmetic average of the first-day-of-the-month price for each month within such 12-month period. Estimated quantities of proved reserves and their present value are affected by changes in oil and gas prices. The adjusted average prices utilized for the purposes of estimating our proved reserves and the present value of proved reserves as of December 31, 2010 were $76.30 per Bbl of oil and $4.33 per Mcf of gas, as compared to $56.63 per Bbl of oil and $3.25 per Mcf of gas as of December 31, 2009.

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

Drilling Activity

The following table sets forth the number of gross development wells and net development wells (based on our proportionate working interest) drilled in which we participated during 2010 and 2009.  No exploratory wells were drilled during the presented periods.

	Developmental Wells
	Gross Productive	Gross Dry	Total	Net Productive	Net Dry	Total
2010	2.0	0.0	2.0	1.0	0.0	1.0
2009	1.0	0.0	1.0	0.5	0.0	0.5

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

Volumes, Prices and Production Costs

The following table sets forth certain information regarding the production volumes, average sales prices received, and average production costs associated with our sales of oil and gas for the periods indicated:

	For the Period
	2010	2009
Oil and Gas Production Data:
Oil (Bls)	237,012	259,591
Gas (Mcfs)	557,872	709,557
Boe (Bls)	329,991	377,850
Average Realized Prices (a):
Oil ($/Bbl)	$75.90	$57.00
Gas ($/Mcf)	$4.34	$3.54
Average Production Costs:
Production ($/Boe) (b)	$34.81	$25.68

(a)	No derivatives were designated as cash flow hedges in the table above. All gains or losses on settled derivatives were included in change in fair value of commodity derivatives.

(b)	Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), workover costs, administrative costs of production offices, insurance and property and severance taxes.

Item 3.  LEGAL PROCEEDINGS.

Continuing Operations – Platinum and Subsidiaries Included in Continuing Operation

Exxon Mobil Corporation f/k/a Exxon Corporation v. Tandem Energy Corporation f/k/a Merit Energy Corporation, et al

On January 16, 2008, Exxon Mobil Corporation filed a petition in the 270th District Court of Harris County, Texas, naming the Company as a defendant along with TEC and a third party, Merenco Realty, Inc., demanding environmental remediation of certain properties in Tomball, Texas. In 1996, pursuant to an assignment agreement, Exxon Mobil sold certain oil and gas leasehold interests and real estate interests in Tomball, Texas to TEC’s predecessor in interest, Merit Energy Corporation. In 1999, TEC assigned its 50% undivided interest in one of the tracts in the acquired property to Merenco, an affiliate of TEC, owned 50% by our Chairman of the Board, Tim Culp. In October 2007, the Texas Railroad Commission notified Exxon Mobil of an environmental site assessment alleging soil and groundwater contamination for a site in the area of Tomball, Texas. Exxon Mobil believes that the site is one which was sold to TEC and claims that TEC is obligated to remediate the site under the assignment agreement. Exxon Mobil has requested that the court declare the defendants obligated to restore and remediate the properties and has requested any actual damages arising from breach and attorneys’ fees. We believe that Exxon Mobil’s claim that TEC is responsible for any remediation of such site is without merit, and we intend to vigorously defend ourselves against this claim. However, no assurance can be given that we will prevail in this matter and we currently are not able to estimate the range of possible exposure or loss, if any, that might result from this litigation. We acquired substantially all the assets and liabilities of TEC in the TEC acquisition. Merenco was not acquired by us in the TEC acquisition and our Chairman, Tim Culp, continues to have a 50% ownership interest in Merenco.

On August 16, 2010, the Court issued an order to abate the case.  However, the Court has the right to reopen the case in the future.  The order in this case has no financial impact on the Company.

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

Kovar Litigation

Kovar Litigation No. 1

On December 3, 2008, Robert Kovar filed suit against Platinum alleging that he “Resigned for Good Reason” according to his employment contract.  Mr. Kovar was seeking a Declaration Judgment that he had “Good Reason” to resign his employment at Platinum Energy and Maverick Engineering.  Mr. Kovar also requested payment of the severance package, accelerated vesting of options and accelerated payment of a note held by Mr. Kovar, plus attorney fees and court costs.  The Company’s contention is that Mr. Kovar resigned his position without good reason and is therefore, not entitled to severance or accelerated vesting of options.  Further, we believe that certain Notes Payable – Kovar, as part of the acquisition of Maverick Engineering, have been cancelled and that Platinum Energy in no longer obligated to make any payments thereunder, pursuant to the terms of Mr. Kovar’s employment agreement.

On April 16, 2009, the Company received a written notice of acceleration from Robert L. Kovar Services, LLC, as the stockholder representative, claiming that the Company failed to make timely mandatory prepayments in the amount of $110,381 due under the terms of the Notes Payable – Kovar and Notes Payable – Former Minority Shareholders, collectively referred to hereafter as “Cash Flow Notes,” which are governed by a Loan Agreement and related Security Agreement (collectively, the “Loan Agreement”) originally dated April 30, 2005 and April 29, 2005, respectively. On April 29, 2009, Maverick received a notice of acceleration (the “Acceleration Letter”) with respect to the Cash Flow Notes that alleges Maverick failed to comply with certain covenants under the terms of the Loan Agreement and that Maverick failed to make payments due under the Cash Flow Notes. The outstanding principal, accrued interest and late charges alleged to be owed by Maverick in the Acceleration Letter total $4,659,227. The Acceleration Letter also contends that interest continues to accrue at the default rate of 18% per annum. In a separate letter, dated May 1, 2009, Kovar, as the stockholder representative for the sellers, purported to terminate the revolving credit facility under the Loan Agreement and demanded turnover of all collateral securing indebtedness under the Loan Agreement. The Company and Maverick have asserted claims in litigation against the holders of the Cash Flow Notes, Robert L. Kovar Services, LLC, Robert L. Kovar, individually, and others.

On January 30, 2011, the presiding judge ruled in favor of the Company, denying Mr. Kovar’s claim for breach of his employment agreement and concluding that Mr. Kovar did not have “good reason” to terminate his employment with Platinum Energy. At this time, a judgment affirming the January 30, 2011 ruling, which will be subject to appeal, is pending. At December 31, 2010 and 2009, the outstanding balance of the Cash Flow Notes issued to Mr. Kovar, of $2.9 million and $2.7 million, respectively, is reflected as a non-current liability in the Company’s consolidated balance sheet, pending receipt of the judgment in favor of the Company, denying Mr. Kovar’s claim. The Company does not anticipate an extinguishment of the Cash Flow Notes issued to the former minority shareholders and has presented the amount due to the minority shareholders as a noncurrent liability of $768,185 and $714,618 at December 31, 2010 and 2009, respectively.

Kovar Litigation No. 2

On May 3. 2009, Platinum and Maverick Engineering. Inc. filed suit against Kovar, Robert L. Kovar (individually), Rick J. Guerra, and Walker, Keeling, & Carroll. L.L.P. (“WKC”) collectively (the Defendants”) alleging, among other things, a suit for declaratory judgment asking the court to declare that Platinum and Maverick are entitled to indemnification from the former Maverick stockholders, including Mr. Guerra and Mr. Kovar, for any damages they suffer as a result of a default on any note contained in the Maverick and PermSUB Merger Agreement. In addition, Platinum and Maverick asked the Court to declare that WKC breached the merger agreement by not stepping down as the Merger Escrow Agent.  Platinum and Maverick have also sued to recover costs of court and attorneys’ fees.

On or about January 11, 2011, Platinum, Maverick and WKC entered into an agreement whereby they agreed to mutually release all claims against each other as of the date of the agreement, which resulted in WKC being removed as a defendant in the May 3, 2009 suit filed by Platinum and Maverick.  None of the claims by or between any of the other parties was released. On January 30, 2011, the presiding judge in the case ruled that Platinum is not entitled to indemnification from the former Maverick shareholders.

On March 2, 2011, the judge denied Platinum’s request for attorney fees and awarded attorney fees to the former Maverick shareholders in the amount of $750,000. Although the Company intends to appeal the awarding of attorney fees, the Company has accrued a liability as of December 31, 2010 of $750,000, in light of the January 30, 2011 ruling.

Kovar Litigation No. 3

On December 14, 2010, Robert L. Kovar Services, LLC filed suit against Robert L. Kovar and Kovar Mineral Partners on their guarantees of the notes issued by Maverick to Maverick’s former shareholders, which total to $4,572,994. Platinum was sued as a third party defendant by Robert L. Kovar and Kovar Mineral Partners to seek indemnification for the guarantees. The amount of the claim is undeterminable at this time and contingent upon several future events, including results of Maverick’s bankruptcy proceedings. The Company believes the suit is without merit, denies any wrongdoing or liability in the matter, and is vigorously defending itself. Although the Company believes the suit is without merit and expects to prevail, no assurance can be given with respect to the ultimate outcome. No liability has been accrued in connection with this suit.

Lisa Meier v. Platinum Energy Resources, Inc.

On October 20, 2009, Lisa Meier filed suit for breach of her employment contract.  According to the Petition, Ms. Meier resigned for “good cause” and she was seeking severance pay.  On June 10, 2009, Ms. Meier delivered to the Board of Directors of Platinum Energy Resources her second notice of intent to resign for “Good Reason.” Ms. Meier’s first notice was submitted on October 23, 2008, less than three months after entering into her employment agreement, and subsequently withdrawn.  The Board of Directors accepted Ms. Meier’s resignation, but stated that “good reason” did not exist. At December 31, 2010, this matter was still in the early phase of litigation. During March 2011, Ms. Meier and the Company agreed to release all claims against each other and dismiss the litigation.

Discontinued Operations – Maverick Engineering, Inc.

Maverick Engineering, Inc. v. CITGO Refining & Chemicals Company, L.P.

On October 14, 2009, Maverick Engineering filed suit in Harris County against CITGO Refining & Chemical Company, LP for Breach of Contract.  According to the Petition, Maverick provided engineering services to CITGO and CITGO has refused to pay for those services.  Maverick is suing for recovery of $357,538, representing the outstanding accounts receivable balance due from CITGO on the date the suit was filed, plus damages, costs, attorney fees, interest, and other relief. In consideration of CITGO’s refusal to pay the outstanding amount, the Company recorded a full allowance for doubtful collection of the $357,538 receivable during 2010. While Maverick has performed all terms, conditions, and covenants required under its contract with CITGO, it is too early in this litigation to be able to predict the outcome.  Currently, this case is on hold due to the Maverick bankruptcy filing.

Maverick Engineering, Inc. Chapter 11 Reorganization

On November 24, 2010, Maverick Engineering, Inc., a wholly-owned subsidiary of Platinum Energy Resources, Inc., filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Company and Maverick are currently developing the reorganization plan and intends to submit the reorganization plan for confirmation prior to the due date. Neither Platinum Energy Resources, Inc. nor any of its other subsidiaries are included in this bankruptcy filing.

Item 4.  [REMOVED AND RESERVED].

Former Item 4. Submission of Matters to a Vote of Security Holders, has been removed and reserved in compliance with Form 10-K.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Platinum consummated its Initial Public Offering on October 28, 2005. In the Initial Public Offering, we sold 14,400,000 units. Each unit consists of one share of Platinum’s common stock and one redeemable common stock purchase warrant. Platinum common stock, warrants and units are quoted on the OTCBB under the symbols “PGRI”, “PGRIW” and “PGRIU,” respectively. Platinum’s units commenced public trading on October 28, 2005 and its common stock and warrants commenced separate public trading on December 9, 2005. Both the units and warrants expired on October 23, 2009.  The high and low bid prices of our units, common stock and warrants as reported by the OTCBB for the quarters in the past two fiscal years are set forth below. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions:

	Units						Common Stock		Warrants
	High			Low			High	Low	High			Low
2010:
Fourth Quarter	$	n/a	1	$	n/a	1	$0.64	$0.36	$	n/a	2	$	n/a	2
Third Quarter	$	n/a	1	$	n/a	1	$0.56	$0.30	$	n/a	2	$	n/a	2
Second Quarter	$	n/a	1	$	n/a	1	$0.60	$0.43	$	n/a	2	$	n/a	2
First Quarter	$	n/a	1	$	n/a	1	$0.79	$0.54	$	n/a	2	$	n/a	2
2009:
Fourth Quarter	$	n/a	1	$	n/a	1	$0.73	$0.30		$0.025			$0.004
Third Quarter	$	n/a	1	$	n/a	1	$0.75	$0.30		$0.060			$0.007
Second Quarter	$	n/a	1	$	n/a	1	$0.75	$0.26		$0.058			$0.003
First Quarter		$0.51			$0.51		$0.85	$0.42		$0.050			$0.003

1	These securities no longer trade and historical pricing information is no longer available for the period indicated.

2	These warrants expired on October 23, 2009.

Holders

As of March 31, 2011, there were 368 holders of record of our common stock. The warrants expired on October 23, 2009.  Accordingly, there are no holders of the warrants or units on December 31, 2010.

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

Item 6.  SELECTED FINANCIAL DATA.

Item 6, Selected Financial Data, is not applicable to a smaller reporting company.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section includes a discussion of our results of operations for the two years ended December 31, 2010 and 2009, respectively. The information and analyses should be read in conjunction with the consolidated financial statements and the related notes.  These discussions and analyses may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this report.

Overview

Platinum Energy Resources, Inc. engages in the drilling, development, and exploitation of oil and gas properties in the United States. Our properties are concentrated primarily in the Gulf Coast region in Texas, the Permian Basin in Texas and New Mexico, and the Fort Worth Basin in Texas.

In the last quarter of 2010, several decisions were made that set the foundation for Platinum’s focus and performance in 2011 and beyond. In November 2010, the Board of Directors determined that Maverick’s engineering operation was better suited as a distinct and independent entity and should be divested from Platinum.  Maverick’s engineering expertise provided only limited synergy with Platinum’s core exploration and production business, required very different management expertise and the consolidated financial reporting made financial analysis more difficult. The unique circumstances of Maverick necessitated a Chapter 11 filing, but at all times, it has been the Company’s objective to enable Maverick to emerge as an independent, viable operation.  By removing Maverick from Platinum, senior management and the Board can focus on Platinum’s primary business, the exploration and production of oil and natural gas.

To ensure that Platinum applies the best technical practices to its renewed production and exploration focus, the Board selected Dr. V. David Rahmanian to serve as Chief Operating Officer of Platinum and President of Tandem (see Dr. Rahmanian’s bio in Part III, Item 10 in this Form of 10-K). Dr. Rahmanian identified four tasks: 1) stabilizing and enhancing production; 2) developing a strong technical support team; 3) with this technical team in place, developing information and analyzing the production potential of all existing Platinum oil and gas assets; and 4) developing a program to explore the most promising fields with the objective of increased production and reserve growth.  Dr. Rahmanian has made considerable progress with respect to objectives 1-3 above and anticipates a presentation related to item 4 to our Board for consideration in the 3rd quarter 2011.

To compliment the efforts of Dr. Rahmanian and in response to Mr. Rahmani’s health matter, Martin Walrath (see Mr. Walrath’s bio in Part III, Item 10 in this Form of 10-K), by appointment of the Board, assumed the position of acting CEO in mid-November 2010.  Mr. Walrath was tasked with executing the separation of Maverick from Platinum, identifying and pursuing the capital required to meet the Company’s objectives and to look after various other executive tasks. Al Rahmani resigned as CEO of Platinum to focus fully on the operations of Maverick as its CEO.

Platinum has projected capital expenditure requirements to develop its current reserves at $4.4 million, $6.7 million, $10.2 million, and $12.0 million in the years 2011, 2012, 2013, and 2014, respectively.  In addition to these capital expenditures, new developments such as our assets in Atascosa County (Eagle Ford) will require further capital to bring them into production. Current oil prices ($95.00 per barrel and up) support the rapid development of our assets, but our strategy assumes stabilized prices around $80.00 per barrel and does not require higher prices to be successful.

Platinum is open to pursuing various capital raising strategies including equity offerings and asset dispositions, but at present, we are focused on establishing a traditional E&P reserve based bank loan facility to support our capital program.  Management believes that Platinum can also raise equity capital, both from existing shareholders and from other parties looking to invest in independent E&P companies, should the need arise. Management will also be exploring farm out or other sharing of capital costs strategies as we move to develop our Eagle Ford assets. Asset acquisitions in 2011 would be pursued to increase our position in existing priority production and development areas. However, it should be noted that for Platinum’s in-house technical team and its accompanying G&A costs to be sustainable, it requires higher levels of production than Platinum is currently achieving.  Organic growth from existing assets is our priority today, but growth through acquisitions later in 2011 and beyond will be increasingly considered. While only modest production growth (to 1,200 Boe per day) is expected by the end of 2011, substantial additional growth will be expected in 2012 and 2013.

Management, with its legal team, made substantial progress in addressing the Company’s primary litigation matters, and in particular, the various Kovar litigation actions. The court ruling confirming Platinum’s position as to Mr. Kovar’s resignation was a significant event in this litigation, however, potential additional claims and appeals remain a challenge to the Company. Platinum will aggressively defend itself from all such claims.

Results of Operations

Set forth below are:

(A)	A discussion of the results of continuing operations for Platinum Energy Resources, Inc. ("Platinum") for the year ended December 31, 2010 as compared to the year ended December 31, 2009; and

(B)	A discussion of the results of discontinued operations for Maverick Engineering, Inc. (“Maverick”) for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

The following discussion of the results of operations for Platinum and Maverick for the year ended December 31, 2010 as compared to the year ended December 31, 2009 should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

(A) - Results of Continuing Operations - Platinum

For the year ended December 31, 2010 and the year ended December 31, 2009

For the year ended December 31, 2010, our revenues for continuing operations were $20.4 million, resulting in a net loss of $3.2 million or $0.14 loss per share. For the year ended December 31, 2009, our revenues for continuing operations were $17.3 million, resulting in a net loss of $25.2 million or $1.14 loss per share. The 20 percent increase in total revenues was primarily due to an increase in oil prices in 2010, partially offset by lower production volumes. Industry crude oil prices for West Texas Intermediate (WTI) averaged $80.20 per barrel, compared to $61.69 in 2009. The Company’s average realized sales oil price was $75.90 per barrel in 2010, compared to $57.00 per barrel in 2009.

The improved results in 2010 were primarily the result of the absence of a $16.6 million impairment of oil and gas properties and equipment recorded during the fourth quarter of 2009, reduced general and administrative expenses and a lower realized and unrealized loss on commodity derivatives in 2010 as the direct result of liquidating all but one contract per month through 2011. The proceeds from derivative contracts liquidation in the amount of $6.2 million were used exclusively to pay Bank of Texas on the Line of Credit that matured during 2010.

Oil and gas production costs in the form of lease operating expense on a Boe basis increased by 36 percent from $25.68 to $34.81 during the year ended December 31, 2009 and 2010, respectively. The increase was due primarily to an extensive workover program put in place to improve the operating efficiency of the wells and the expensing of the related workover costs. Other factors outside management control, such as third party service availability and the availability of adequate technical and field staff, could have an adverse effect on lease operating costs in the future.

Depletion expense for oil and gas properties was $4.3 million and $5.7 million for the year ended December 31, 2010 and 2009, respectively.  This represents a decrease of $1.4 million, or 25 percent, during the year ended December 31, 2010 compared to the year ended December 31, 2009. The decrease was related to a lower carrying value of our oil and gas properties as a result of the ceiling test impairment recorded as of December 31, 2009, and lower production volumes.

Our general and administrative expenses for the year ended December 31, 2010 were $4.9 million as compared to $6.6 million for the year ended December 31, 2009.  The decrease of $1.7 million over the prior year was attributable to a lower head count and reduced professional and consulting fees, partially offset by an increase in legal fees.

(B) - Results of Discontinued Operations - Maverick

Revenues for the discontinued operations for the year ended December 31, 2010 were $16.7 million, compared to $18.4 million for the same period in the prior year. The $1.7 million decrease was primarily due to a lower number of Maverick’s employees available for providing services in 2010. There were 117 employees at year end 2010, compared with 128 employees at year end 2009.

For the year ended December 31, 2010, Maverick had a net loss of $1.9 million or $0.09 loss per share, compared to a net loss of $6.8 million or $0.31 loss per share for the year ended December 31, 2009. In 2009, the Company recorded a non-cash intangible assets impairment of $4.2 million and approximately $0.6 million of intangibles amortization prior to impairment. Maverick did not have an impairment charge in 2010.

Liquidity and Capital Resources

At December 31, 2010, we had cash and cash equivalents of $1,307,745 and working capital (including the assets and liabilities of Maverick, our discontinued operations) of $321,458 compared to cash and cash equivalents of $2,035,635 and negative working capital of $12,704,011 at December 31, 2009.  The improved working capital was primarily attributable to cash received in settlement of derivative contracts and the application of those proceeds against our outstanding Senior Credit Facility loan balance during 2010, and the extension during early 2011 of the repayment terms of our Senior Credit Facility to March 1, 2012.

On September 1, 2010, A.R. Development Corporation, a company owned and controlled by a member of the Company’s Board of Directors, purchased the Senior Credit Facility and all rights to the ancillary security from Bank of Texas.  On September 1, 2010, the Bank of Texas extension, which was granted on August 6, 2010, was expiring.  A.R. Development Corporation purchased the note in order to keep the Bank of Texas from potentially foreclosing on the assets of the Company. The modified Senior Credit Facility is secured by substantially all of the Company’s proved oil and gas assets as well as substantially all of the derivative financial instruments.  At the time of the purchase, the balance on the Senior Credit Facility was $4.98 million. The modified Senior Credit Facility was denoted in Canadian dollars.

On March 1, 2011, the Company and A. R. Development Corporation amended the original loan agreement entered on September 1, 2010. The amendment extended repayment of the loan until March 1, 2012. Additionally, on March 1, 2011, the balance due to A. R. Development Corporation was converted from Canadian dollars to U.S. dollars and all future payments will be made in U.S. dollars; the principal balance upon conversion of the note was $5.4 million, using the currency exchange rate as of that date. The Company recognized a currency loss of $333,814 for the year ended December 31, 2010 due to unfavorable changes in the currency exchange rate.  The Company intends to pay off the Senior Credit Facility out of its cash flows or by refinancing with a reserved base bank lending facility.

Going forward, the Company’s long-term strategy is to maximize the potential of currently owned-properties.  This maximization will consist of workovers on current wells as well as new infield drilling, with the primary focus on creating and sustaining organic growth.  The Company is actively seeking additional outside capital to allow it to accelerate the implementation of its growth strategy, and such new capital infusion may take several forms.  There is no guarantee that the Company will be able to raise outside capital.  Without a significant infusion of new capital, the Company believes that it can finance the well workovers and new infield drilling and generate new cash flows to the Company, but only at a pace that can be supported by its cash flows.

Operating activities – continuing operations provided cash during the year ended December 31, 2010 of $4,610,998, versus $296,767 during the 2009 period.  The improved operating cash flow for the year ended December 31, 2010 was primarily attributable to decreased net loss for the 2010 period as compared to the 2009 period and favorable changes in working capital items for the 2010 period.

Investing activities – continuing operations provided cash during the year ended December 31, 2010 of $2,707,198, versus cash used in investing activities – continuing operations of $1,353,982 during the 2009 period.  The improved cash flow from investing activities for 2010 was primarily attributable to the settlement of derivative contracts, partially offset by a $466,761 increase in restricted cash during the 2010 period. The Company received $6,246,050 in the 2010 period for the settlement of derivative contracts, as compared to $1,219,910 during the 2009 period. The restricted cash serves as collateral for the Company’s letters of credit and is currently invested in money market funds. Income from these funds is paid to the Company. At December 31, 2009, the Company did not have restricted cash as the letters of credit at that time were secured by the Company’s Senior Credit Facility with the Bank of Texas.

Financing activities – continuing operations used cash of $8,046,086 during the year ended December 31, 2010, versus cash provided by financing activities – continuing operations of $665,804 during the 2009 period.  The 2010 period used proceeds received from the settlement of derivative contracts and excess cash on hand to reduce the Senior Credit Facility with Bank of Texas. The 2009 period includes the impact of $1,000,000 in proceeds received from the Senior Credit Facility with Bank of Texas.  No such proceeds were received in the 2010 period.

The Company’s decision to place its wholly-owned subsidiary, Maverick, in a Chapter 11 proceeding, and its plan to dispose of the related operations going forward, should have minimal impact to the Company’s future cash flows. Since its acquisition, Maverick has not generated positive cash flows, and for the years ended December 31, 2010 and 2009, Maverick, before considering funding received from the parent, had total negative cash flows of approximately $1,231,458 and $1,095,127, respectively.  Since the initiation of the Chapter 11 proceeding, the Company has not provided any additional funding to Maverick for operating purposes and since that date, has incurred expenses related to the reorganization effort of $120,000.

Capital Expenditures

The timing of most of our capital expenditures is discretionary because we operate the majority of our wells. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. Our capital expenditure program includes the following:

•	Cost of acquiring and maintaining our lease acreage position and our seismic resources;

•	Cost of drilling and completing new oil and natural gas wells;

•	Cost of installing new production infrastructure;

•	Cost of maintaining, repairing and enhancing existing oil and natural gas wells; and

•	Cost of recompleting previously abandoned well bores.

Our primary focus since the beginning of 2010 has been to control our operating costs.  The execution of any capital program is dependent on the availability of technical and field staff, product pricing, rig availability and an implementation of corporate strategy. Through December 31, 2010, we have incurred capital expenditures of approximately $1.1 million, primarily related to the drilling of the Ball #25 and Ball #26 wells as well as several successful recompletions on the Choate Fee Leases in the Batson field.

Platinum has projected capital expenditure requirements to develop its current reserves at $4.4 million, $6.7 million, $10.2 million, and $12.0 million in the years 2011, 2012, 2013, and 2014, respectively. In addition to these capital expenditures, new developments such as our assets in Atascosa County (Eagle Ford) will require further capital to bring them into production. Current oil prices ($95.00 per barrel and up) support the rapid development of our assets, but our strategy assumes stabilized prices around $80.00 per barrel and does not require higher prices to be successful.

Platinum is open to pursuing various capital raising strategies including equity offerings and asset dispositions, but at present we are focused on establishing a traditional reserve based bank loan facility to support the capital program described above.  Management has been in contact with various regional lenders and anticipates selecting a strong regional bank to provide bank lending, hedging and cash management services in the second quarter of 2011. Management believes that Platinum can also raise equity capital both from existing shareholders and from other parties looking to invest in independent E&P companies should the need arise.  Management will also be exploring farm out or other sharing of capital costs strategies as we move to develop our Eagle Ford assets. Asset acquisitions in 2011, if any and capital resources permitting, would be pursued to increase our position in existing priority production and development areas. Finally, upon completion of our internal asset valuation process, Platinum will consider strategic asset dispositions to direct capital to those assets identified as having the highest potential.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to select appropriate accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. See Note 2 – Basis of Presentation and Summary of Significant Accounting Policies, in the Notes to our Consolidated Financial Statements, for further descriptions of our major accounting policies and for information related to the impact of the implementation of new accounting pronouncements on our results of operations and financial position.

In preparing our consolidated financial statements, we make estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methods. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. We periodically evaluate our estimates and judgments that are most critical in nature. We believe that the following discussion of significant estimates and assumptions, along with the discussion of contingencies and litigation, bad debts, and deferred tax asset valuation allowances in this report, address all important accounting areas where the nature of accounting estimates or assumptions is material due to the levels of subjectivity and judgment. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

Accounting for Reorganization, Assets Held For Sale and Discontinued Operations

The consolidated financial statements have been prepared in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852-10-45, Reorganizations - Other Presentation Matters (“ASC 852”). ASC 852 does not change the application of GAAP in the preparation of the Company’s financial statements. However, for periods including and subsequent to the filing of a Chapter 11 petition, ASC 852 does require that the financial statements distinguish transactions and events that are directly associated with the reorganization from those that are associated with the ongoing operations of the business.

Due to the Company’s decision to discontinue the engineering services line of business and sell, or otherwise dispose of, its ownership of Maverick, the Company’s consolidated financial statements have also been prepared in accordance with ASC Topic 205-20, Discontinued Operations, and ASC Topic 360-10-45, Other Presentation Matters. Assets held for sale were $3,455,241 and $4,715,094 as of December 31, 2010 and 2009, respectively. Assets held for sale include all assets of Maverick.

In accordance with ASC 852, Maverick (i) separated liabilities that are subject to compromise from liabilities that are not subject to compromise and (ii) distinguished transactions and events that are directly associated with the reorganization from those that are associated with the ongoing operations of the business. Maverick’s liabilities subject to compromise and liabilities not subject to compromise are presented combined, as liabilities related to assets held for sale, in the Company’s consolidated financial statements.

Expenses incurred and settlement impacts due to the Chapter 11 cases are reported separately as reorganization expenses, net on Maverick’s Statements of Operations. For the year ended December 31, 2010, reorganization expenses were $120,000 and consisted of legal fees.  Interest expense related to pre-petition indebtedness has been reported only to the extent that it will be paid during the pendency of the Chapter 11 cases, is permitted by Bankruptcy Court approval or is expected to be an allowed claim.

The pre-petition liabilities subject to compromise, including claims that become known after a petition is filed, are reported on the basis of the expected amount of the allowed claims, as opposed to the amounts for which those allowed claims may be settled. These expected allowed claims require management of Maverick to estimate the likely claim amount that will be allowed by the Bankruptcy Court prior to its ruling on the individual claims.  These estimates are based on reviews of claimants’ supporting material, obligations to mitigate such claims, and assessments by management and third-party advisors.  The Company expects that its estimates, although based on the best available information, will change as the claims are resolved by the Bankruptcy Court.

Oil and Gas Properties and Ceiling Test

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

Under the full cost method of accounting, a ceiling test is performed quarterly. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test determines a limit on the carrying value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization, and impairment and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, generally using current prices (with consideration of price changes only to the extent provided by contractual arrangements) as of the date of the latest balance sheet presented and including the effect of derivative instruments that qualify as cash flow hedges, discounted at 10%, net of related tax effects, plus the cost of unevaluated properties and major development projects excluded from the costs being amortized. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated depreciation, depletion, amortization and impairment. In the application of the full cost method, the term “current price” means the average price during the 12-month period prior the end of the entity's fiscal year determined as the un-weighted arithmetical average of the prices on the first day of each month within the 12-month period.

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

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists and engineers, which require significant judgment, as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expense.

Oil and Gas Reserves

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

Hedging Activities

From time to time, we utilize derivative instruments, consisting of swaps, floors and collars, to attempt to reduce our exposure to changes in commodity prices and interest rates. We account for our derivatives in accordance with ASC 815, Derivatives and Hedging. ASC 815 requires that all derivative instruments be recognized as assets or liabilities in the balance sheet, measured at fair value. The accounting for changes in the fair value of a derivative depends on both the intended purpose and the formal designation of the derivative. Designation is established at the inception of a derivative. We have elected not to designate any of our derivative financial contracts as accounting hedges and, accordingly, account for these derivative financial contracts using mark-to-market accounting. Changes in fair value of derivative instruments, which are not designated as cash flow hedges, are recorded in other income (expense) as changes in fair value of derivatives. Hedging is a strategy that can help a company to mitigate the volatility of oil and gas prices by limiting its losses if oil and gas prices decline; however, this strategy may also limit the potential gains that a company could realize if oil and gas prices increase.

Asset Retirement Obligations and Environmental Expenditures

We follow the provisions of FASB ASC 410, Asset Retirement and Environmental Obligations, which requires us to recognize a liability for the present value of all legal obligations associated with the retirement of tangible, long-lived assets and capitalize an equal amount as a cost of the asset. Estimating the future asset retirement obligations necessary for this accounting calculation is difficult. Most of these retirement obligations are many years in the future and the regulations often have vague descriptions of what removal practices and criteria must be met when the removal event actually occurs.

The Company is also subject to extensive federal, state and local environmental laws and regulations. These laws regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Future environmental remediation costs are difficult to estimate because they are subject to change due to such factors as the uncertain magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of our liability in proportion to that of other responsible parties.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Consolidated Financial Statements and supplementary financial data are included in this annual report on Form 10-K beginning on page F-1 and are incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of our management, our Chief Executive Officer (principal executive officer and principal financial officer) evaluated, pursuant to Exchange Act Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act) as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2010 (the end of the period covered by this annual report on Form 10-K).

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting ((as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by employees in the normal course of their work. Our management’s assessment is that the Company did not maintain effective internal control over financial reporting as of December 31, 2010 within the context of the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our internal control over financial reporting as designed, documented and tested, we identified multiple material weaknesses primarily related to maintaining an adequate control environment. The material weaknesses in our internal controls related to inadequate staffing within our accounting department and upper management, lack of controls regarding the assignment of authority and responsibility, lack of consistent policies and procedures, inadequate monitoring of controls, inadequate disclosure controls and significant turnover among the staff and officers of the Company.

The Company's registered public accounting firm did not provide an attestation report regarding internal control over financial reporting in this annual report. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to an exemption for smaller reporting companies set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

Management evaluated our internal control over financial reporting as of the end of the fiscal year 2010. We determined that there were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, in the quarterly period ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following persons are our current executive officers. The executive officers of Platinum serve at the pleasure of the Board of Directors and are subject to annual appointment by the Board of Directors.

Name	Age (1)	Position	Director Since
Tim G. Culp Martin Walrath	52 57	Chairman of the Board Chief Executive Officer and Director	2007 2010
Victor David Rahmanian	62	Chief Operating Officer and Director	2010
Al Rahmani	63	Director	2009
Bernard A. Lang	73	Director	2008
Marc Berzins Mark Ghermezian	72 28	Director Director	2009 2010

(1)  As of March 31, 2011.

Tim G. Culp has been our Chairman of the Board since the TEC acquisition in October 2007.  From June 2005 through October 2007, Mr. Culp was President and Chief Executive Officer of Tandem, Old TEC’s parent entity.  Prior to this, Mr. Culp was a co-founder, senior officer and principal stockholder of Old TEC's and Shamrock Energy Corporation and its operating affiliate, Arrowhead Operating, Inc. Prior to forming TEC, Mr. Culp was a Vice President with Adobe Resources Corporation. Mr. Culp has over twenty-five years of oil and gas industry experience with over twenty years of experience in property acquisitions and development. Prior to joining Adobe, Mr. Culp was a manager for the public accounting firm of KPMG Peat Marwick. Mr. Culp received his Bachelor of Business Administration degree in Accounting from Texas Tech University in 1981.

Martin Walrath has been appointed by the Board as Acting Chief Executive Officer of the Company (“Chief Executive Officer”) on November 21, 2010 to assume the duties of Mr. Rahmani, who was on medical leave. Mr. Rahmani resigned from his position as Chief Executive Officer due to medical reasons, effective February 1, 2011. The Board of Directors also appointed Mr. Walrath as an Executive Vice President of the Company’s wholly-owned subsidiary, Maverick Engineering, Inc. Mr. Walrath has served on the Board since October 7, 2010. He has also been with Triple Five Worldwide Organization, LLC since 1980 and has been primarily responsible for the financing activities and banking relationships of that company. He has been involved in several multi-billion dollar financings for Triple Five Worldwide Organization, LLC. Before joining Triple Five Worldwide Organization, LLC, Mr. Walrath was Senior Vice President at Mellon Bank. Mr. Walrath is also Director of Peoples Trust Bank, the largest privately held financial institution in Canada.

Victor David Rahmanian has served as a director since his appointment on October 7, 2010. On January 31, 2011, the Board of Directors of the Company appointed Mr. Rahmanian as Chief Operating Officer of the Company and President and Chief Operating Officer of Tandem Energy Corporation, effective February 1, 2011.  Dr. Rahmanian has served as the Interim Chief Operating Officer of the Company and President and Chief Operating Officer of Tandem Energy Corporation since October 28, 2010. He has a B.Sc., Masters, and PhD in Geosciences from the Colorado School of Mines and Pennsylvania State University. Dr. Rahmanian brings over 35 years of far-reaching and in-depth knowledge and experience in exploration, development, and production of hydrocarbon Resources in a global scale. In addition to experience in coal exploration and as an Assistant Professor of Geology in University of Vermont, Dr. Rahmanian’s career is distinguished by 30 years of Research, Exploration, & Production work experience with the ExxonMobil Corporation. He is richly-experienced with diverse and advance expertise in Outcrop, well log, Core Facies Analysis, Seismic Stratigraphic Analysis, Subsurface Reservoir Description, Characterization & Prediction, Sequence Stratigraphic Analysis, Research & Development of Predictive Reservoir Concepts, Stratigraphic Data Analysis Techniques & Methodologies. Dr. Rahmanian has systematically and successfully applied this expertise to Exploration and Production practices in major hydrocarbon Exploration and Production trends as well as in numerous major Field Studies and Enhanced Oil Recovery projects throughout the world. His work experience and history extends over 25 sedimentary basins across five continents of the world, including, but not limited to, Gulf of Mexico, Texas and Louisiana Gulf Coast Regions, North Slope Alaska, US and Canadian Rockies, Alberta and East Coast Canada, Trinidad, Venezuela, Columbia, North Sea, Paris Basin, NW German Basins, Gippsland and Otway Basins Australia, Malay Basin Malaysia, Sumatra Basins Indonesia, Egypt, and Israel. As a result, he is directly responsible for and/or significantly contributed to discovery and production from numerous major, both conventional and unconventional, oil and gas reservoirs throughout the world. He is globally acknowledged and recognized for excellence in teaching, lecturing, and “Significant Contribution to Geology” for being one of the original architects of the Parasequences & Sequence Stratigraphic Concepts and their application to hydrocarbon exploration and production practices. He is a co-author of a Best Seller book in Exploration Series of the American Association of the Petroleum Geology. Most recently, Dr. Rahmanian is applying his deep and wide-ranging experience to manage and direct exploration and production practices of multiple oil and gas fields in North America. He is also playing a leading role in world-wide oil and gas field acquisition and exploration and production ventures.

Al Rahmani has been a member of our Board of Directors since his appointment on February 18, 2009. The Board appointed Mr. Rahmani to Interim Chief Executive Officer on March 2, 2009, replacing Mr. Kostiner as Chief Executive Officer, and named him as the CEO on April 13, 2010. Prior to joining the Company, Mr. Rahmani held the position of Senior Vice President of Engineering and Development for Triple Five Worldwide Organization, LLC. Mr. Rahmani resigned from his position as Chief Executive Officer of Platinum due to medical reasons, effective February 1, 2011. He has been appointed by the Board as Chief Executive Officer of the Company’s wholly owned subsidiary, Maverick Engineering, Inc., on February 1, 2011. In addition, Mr. Rahmani is the owner of A.R. Development Corporation, a technical engineering and financial services consulting firm. Mr. Rahmani received a B.S. in civil engineering and a M.S. in civil/environmental engineering from the University of Massachusetts.

Bernard Albert Lang has been a member of our Board of Directors since his appointment on July 9, 2008. Mr. Lang is a Mega Project consultant in the Oil and Gas Industry and is a graduate from the University of Birmingham and a graduate of the Harvard Business School's Advanced Management Program. Mr. Lang is currently President, Bert Lang & Associates, a mega projects and energy consulting organization. He was formally Executive Vice President Engineering & Design of Synenco Energy Inc. Mr. Lang has over 40 years of industry experience including 19 years of petrochemical experience, overseeing the engineering, procurement and construction of a $400 million gasphase propylene plant. Mr. Lang has a further 23 years of oil sands experience, during which time he directed an award winning changeover project of an upgrader control room from manual to computer control and a $210 million flue gas desulphurization. In addition, from 1997 to 2001, Mr. Lang served as Vice-President, Millennium Project with Suncor Energy Inc. where he was accountable for a $3.4 billion oil sands expansion. Mr. Lang recently completed the academic requirements for the Directors Education Program of the Institute of Corporate Directors, at the Rotman School of Management, University of Toronto and University of Alberta. He has also received the ICD.D designation from the Institute of Corporate Directors. Mr. Lang has served as Director of Exall Energy Corp (TSX-EE) since January 2006, as a member of its Audit Committee and Chair of Compensation Committee; Advisory Board of Environmental Refueling Services; Honorary Director of the "Keyano College Foundation".

Marc Berzins has been a member of our Board of Directors since his appointment on June 3, 2009.  Mr. Berzins has been a lawyer in private practice in Edmonton, Alberta, Canada since 1969.

Mark Ghermezian has served on the Board since October 28, 2010. Mr. Ghermezian has been the President and CEO of KD Energy, LLC, an oil and gas exploration and production company, since November 2008. Prior to his involvement with KD Energy, Mr. Ghermezian was an EVP of Business Development for IDT Corporation, (NYSE: IDT), the Founder, President, and CEO of XE Mobile, LLC, and the Founder, President, and CEO of Flush Media, Inc.

Director Qualifications

The Company believes that all members of its Board of Directors are individuals who have achieved prominence in their fields. The key criteria the Board seeks across its membership to achieve a balance of experiences important to the Company include: financial expertise; experience as the CEO of a significant company or organization or as a next-level executive; and expertise resulting from significant academic, scientific or research activities. The biographies listed above describe the particular experience, qualifications, attributes, and skills of each director that led the Board to conclude that such person should serve as a director of the Company.

Board Composition

Our Board of Directors currently consists of only one class of directors with each director being elected every year. Pursuant to the TEC acquisition agreement, Platinum has agreed that, for so long as Mr. Culp owns at least one percent (1%) of the outstanding shares of Platinum, to the extent permitted by applicable law and corporate governance rules, it shall: (i) cause Mr. Culp to be nominated to the Board as a director and submitted for election by the stockholders of Platinum; and (ii) cause an individual recommended by Mr. Culp to be nominated to the Board as a director (which individual shall be “independent” within the meaning of the NYSE corporate governance rules) and submitted for election by the shareholders of Platinum.  Mr. Culp has not yet recommended any individual to be nominated to the Board.

Board Committees

Audit Committee

We have an Audit Committee of our Board of Directors, but do not have an Audit Committee financial expert. Tim G. Culp and Bernard A. Lang are the current members of the Audit Committee. Our Audit Committee performs the duties customarily performed by an Audit Committee; however, because our equity securities are not listed on an exchange or automated quotation system, we are not required to have a financial expert on the Audit Committee. We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Compensation Committee

Bernard A. Lang and Marc Berzins are the current members of the Compensation Committee. All members of the Compensation Committee are independent as defined by the applicable NYSE listing standards. The Compensation Committee is appointed by the Board of Directors to assist the Board in fulfilling its oversight responsibilities. The Compensation Committee helps ensure that the Company’s compensation policies and practices support the retention and development of executive talent with the experience required to manage risks inherent to the business and do not encourage or reward excessive risk-taking by our executives. The Committee’s primary duties and responsibilities are to discharge the Board’s responsibilities relating to compensation of the Platinum directors and senior executives; approve and evaluate all compensation of directors and senior executives, including salaries, bonuses, and compensation plans, policies and programs of the Company, and administer all plans of the Company under which shares of common stock may be acquired by directors or executive officers of the Company.

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

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of independent directors. The current Board is comprised of two independent directors and five dependent directors. The following directors were affirmed as independent: Bernard A. Lang and Marc Berzins.

The Board has adopted the NYSE listing standards’ definition of “independence” to assist the Board in its determination of whether a director is deemed to be independent of the Company. Accordingly, after review of any relevant transactions or relationships involving any director, or any of his or her family members, our senior management, independent registered public accounting firm, or any of our significant customers, partners or vendors the Board affirmatively has determined that Bernard A. Lang and Marc Berzins are independent. In making this determination, the Board found that none of these directors has a direct or indirect material or other disqualifying relationship with us, which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. The Chairman of the Board may exercise broad discretion in recognizing shareholders who wish to speak and in determining the extent of discussion on each item of business. We have also provided a method for raising issues and contacting the non-employee directors in writing for recommendations. To date, no security holders have made any such recommendations except the Ghermezian family, the major beneficial owner of the Company’s common stock, who recommended the appointment of Mark Ghermezian to the Board.

Board Meetings

The Board met 17 times in 2010. Platinum’s incumbent directors, on average, attended approximately 97 percent of Board and Committee meetings during 2010.

The Board appoints the Committees to help carry out its duties. The Committees work on key issues in greater detail than would be possible at full Board meetings.

Code of Ethics and Business Conduct

We have adopted a written Code of Ethics and Business Conduct (‘The Code”) that applies to our principal executive officer, principal financial officer, or persons performing similar functions, as well as to all our directors, officers and employees. The Code includes a Conflicts of Interest Policy under which directors, officers, and employees are expected to avoid any actual or apparent conflict between their own personal interests and the interests of the Company. The Code is posted on the Platinum Energy Web site at www.platenergy.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code by posting such information on our website. The Company will furnish print copies of the Code to interested stockholders without charge, upon request. Written requests for such copies should be addressed to: Steven Fuerst, Corporate Secretary, Platinum Energy Resources, Inc., 11490 Westheimer Rd, Ste #1000, Houston, TX, 77077.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires that our directors, executive officers and beneficial owners of  more than 10 percent of the Company’s common stock to file reports of their ownership and changes of ownership with the SEC. We are not aware of any unfiled reports and are not aware of any late reports for 2010.

Item 11.  EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Our compensation discussion and analysis for the year ended December 31, 2010 discusses the compensation for our Named Executive Officers (“NEO’s”) who are reflected in the Summary Compensation Table below and consists of our Chief Executive Officer and Principal Financial Officer, or those who acted in a similar capacity, and any other officer who was an executive officer at the end of the year ended December 31, 2010.  In this compensation discussion and analysis, the terms “we” and “our” refer to Platinum Energy Resources, Inc., and not the Compensation Committee.

Compensation Philosophy and Practices

The Company’s Board of Directors designs the Company’s compensation programs to align the interests of executives and shareholders and designs the Company’s compensation programs to avoid a short-term focus in an industry heavily affected by cyclical commodity prices. The objectives of the Compensation Committee of the Board of Directors in determining executive compensation are to (1) attract and retain key individuals who are important to the continued success of the Company and (2) provide strong financial incentives, at reasonable cost to the stockholders, for senior management to enhance the value of the stockholders’ investment.

The elements of compensation that the Compensation Committee uses to accomplish these objectives can include base salaries, bonus, and long-term incentives in the form of stock and stock options. The elements of compensation that we offer help us to attract and retain our officers. The specific purpose of each element is outlined below.

Base Salaries

We provide fixed annual base salaries as consideration for each individual’s performance of his or her job duties. Salaries are set based on level of responsibility, skills, knowledge, experience, and contribution to the Company’s business.

Bonuses

Bonuses may be awarded as part of annual salary and it is a component of variable compensation.  Bonuses are based on goals and objectives that each employee must meet during the fiscal year.

Long-term Incentives

We provide long-term incentives in the form of stock and stock options; customarily stock options.  Long-term incentives are a component of variable compensation because the amount of income ultimately earned is dependent upon and varies with the Company’s common stock price over the term of the option. The stock option awards tie a portion of executive compensation to the stock price and accordingly the financial results of the Company. We do not use a formula to determine stock and stock option awards to executives.  Stock option awards are not designed to be tied to yearly results. We view stock option awards as a means to encourage equity ownership by executives and thus, to generally align the interests of the executives with the stockholders.

Platinum’s 2006 Long-Term Incentive Plan (the “2006 Plan”) has been approved by our Board of Directors and our stockholders at the special meeting of stockholders held on October 26, 2007.  The purposes of the 2006 Plan are to create incentives designed to motivate our employees to significantly contribute toward our growth and profitability, to provide our executives, directors and other employees, and persons who, by their position, ability and diligence, are able to make important contributions to our growth and profitability, with an incentive to assist us in achieving our long-term corporate objectives, to attract and retain executives and other employees of outstanding competence, and to provide such persons with an opportunity to acquire an equity interest in us. We have reserved a maximum of 4 million shares of our authorized common stock, subject to adjustment, for issuance upon the exercise of awards to be granted pursuant to the 2006 Plan.

The 2006 Plan authorizes the Compensation Committee to grant incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses, or collectively, awards, to our officers and key employees, and those of our subsidiaries. The Compensation Committee implements this authority by awarding stock options designed to align the interests of all senior executives to those of stockholders. This is accomplished by awarding stock options, which rise in value based upon the market price rise of the Company’s common stock, on a systematic basis.

We report the estimated fair value of our stock option grants, as determined for accounting purposes in accordance with ASC 718, using either the Black-Scholes option pricing model, in the Summary Compensation Table and the Grants of Plan-Based Awards table. The amount reflected for accounting purposes does not reflect whether the executive has or will realize a financial benefit from the awards. Because stock option awards are made at a price equal to or above the market price on the date of grant, stock options have no intrinsic value at the time of grant. We believe the potential appreciation of the option awards over the stock price provide motivation to executives.

All Other Compensation

Officers who are employees of Maverick are eligible to participate in the 401(k) Savings Plan. Maverick did not match any contributions in 2010. The Company does not have a defined benefit plan.

Administration of Executive Compensation

The Compensation Committee reviews and approves corporate goals and objectives relevant to compensation of the CEO, evaluates the CEO’s performance and sets his compensation.  The Compensation Committee also reviews the CEO’s recommendations for and sets the salaries and bonuses of other key officers and employees.

Agreements with Executives and Officers

We do not have any written employment agreements or arrangements with any of our named executive officers. Any compensation paid to our named executive officers was agreed upon by verbal agreement, as indicated in the footnotes to the Summary Compensation Table.

Summary Compensation Table

The following table sets forth information concerning the total compensation for the individuals listed below for all services rendered to the Company and its subsidiaries during fiscal years 2010 and 2009. The persons included in this table are the Company’s principal executive officers and principal financial officer, or persons who acted in a similar capacity, and any other officer who was an executive officer of the Company (the “Named Executive Officers”) as of December 31, 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (2) ($)	Total ($)
Martin Walrath,	2010	18,750	-	-	-	-	-	-	18,750
Acting Chief Executive Officer and Principal Accounting Officer (1)	2009	-	-	-	-	-	-	-	-

Al Rahmani,	2010	225,000	-	-	-	-	-	10,800	235,800
Chief Executive Officer (2)	2009	182,533	-	-	-	-	-	16,309	198,842

Victor David Rahmanian,	2010	22,500	-	-	-	-	-	-	22,500
Chief Operating Officer (3)	2009	-	-	-	-	-	-	-	-

(1)
Mr. Walrath was appointed as Acting Chief Executive Officer of the Company on November 21, 2010 to assume the duties of Mr. Rahmani who was on medical leave and then resigned from his position as Chief Executive Officer effective February 1, 2011.  Mr. Walrath’s salary is $150,000 a year as of November 21, 2010. As of December 31, 2010, the Company owed $18,750 to Mr. Walrath for services rendered during 2010.

(2)
Mr. Rahmani was appointed to Interim Chief Executive Officer on March 2, 2009 and to Chief Executive Officer on April 13, 2010. Mr. Rahmani resigned from his position as Chief Executive Officer due to medical reasons, effective February 1, 2011. Other compensation paid to Mr. Rahmani represents the amount paid by the Company for an apartment for Mr. Rahmani’s use.

(3)
Dr. Rahmanian has served as a director since his appointment on October 7, 2010. On October 28, 2010, Dr. Rahmanian was appointed to Interim Chief Operating Officer of the Company and President and Chief Operating Officer of Tandem Energy Corporation. On January 31, 2011, the Board of Directors of the Company appointed Dr. Rahmanian as Chief Operating Officer of the Company and President and Chief Operating Officer of Tandem Energy Corporation.  Dr. Rahmanian’s salary is $180,000 a year as of November 21, 2010. As of December 31, 2010, the Company owed $22,500 to Dr. Rahmanian for services rendered during 2010.

Grants of 2006 Plan Based Awards to Named Executive Officers

No 2006 Plan based awards were granted to any of the named executive officers listed in the Summary Compensation Table.

2006 Plan Information

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

We may grant incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses, or collectively, awards, to our officers and key employees, and those of our subsidiaries. In addition, the Plan authorizes the grant of non-qualified stock options and restricted stock awards to our directors and to any independent contractors and consultants who by their position, ability and diligence are able to make important contributions to our future growth and profitability. Generally, all classes of our employees are eligible to participate in our Plan.  As of April 12, 2011, options to purchase 172,000 shares of our common stock have been granted under the 2006 Plan. As of April 12, 2011, options to purchase 21,000 shares of our common stock were outstanding and 3,979,000 awards were available for future grant.

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

Director Compensation

Director compensation elements are designed to: ensure alignment with long-term shareholder interests; ensure that Platinum can attract and retain outstanding director candidates; recognize the substantial time commitments necessary to oversee the affairs of the Corporation; and support the independence of thought and action expected of directors.

Platinum employees receive no additional pay for serving as directors. Non-employee directors receive compensation consisting of cash.  Non-employee directors are also reimbursed for reasonable expenses incurred to attend Board meetings or other functions relating to their responsibilities as a director of Platinum. The annual cash retainer for non-employee directors is $25,000 per year.

During 2008 and 2009, equity awards were made under the 2006 Long Term Incentive Plan to certain of our directors as part of their compensation for serving on the Board of Directors. No equity awards were granted during 2010.

The following table sets forth information regarding compensation accrued to the Company’s directors for the fiscal year ended December 31, 2010. The compensation of Mr. Walrath, Mr. Rahmani and Mr. Rahmanian, who were/are both directors and officers of the Company, is covered in the Summary Compensation Table above. None of our employee directors received compensation for their services as a director on our Board.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Other Compensation ($)	Total ($)
Tim G. Culp	-	-	-	-
William C. Glass	$43,597	-	-	$43,597
Bernard A. Lang (1)	$47,509	-	-	$47,509
Marc Berzins	$24,750	-	-	$24,750
Mark Ghermezian	-	-	-	-

(1)  As of December 31, 2010, Mr. Lang held options to purchase 21,000 shares of common stock, of which 16,150 were exercisable. Mr. Lang received options to purchase 5,000 shares of common stock on July 16, 2008 (fair value on grant date of $12,500) with an exercise price of $3.90 per share, the closing price on the date of grant, subject to a five year vesting schedule, with one-fifth of such options vesting on each anniversary of the date of grant, beginning July 16, 2009.  In addition, Mr. Lang received options to purchase 16,000 shares of common stock on January 1, 2009 (fair value of $7,680) with an exercise price of $0.61 per share, the closing price on the date of grant. The option vested on the first anniversary of the date of grant, January 1, 2010.

 As of March 31, 2011, the aggregate number of restricted shares held by each director was as follows:

Name	Restricted Shares (#)
Tim Culp	1,801,581
Martin Walrath	-
Al Rahmani	-

Victor David Rahmanian	-
William G. Glass (1)	270,000
Bernard A. Lang	-
Marc Berzins	-
Mark Ghermezian	-

(1)	Mr. Glass was removed from the Board of Directors effective January 28, 2011.

Compensation Committee Interlocks and Insider Participation

No executive officer of the Company served as a member of the Board of Directors of any other public company during 2010, and no member of the Compensation Committee serves as an executive officer of any other public company during 2010.  No interlocking relationship exists between the members of our Compensation Committee and the Board of Directors or Compensation Committee of any other company.

Compensation Committee Report

The Compensation Committee, consisting of Mr. Lang and Mr. Berzins, is responsible for establishing and administering our executive compensation programs.  The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

Based on information filed with the SEC as of the most recent practicable date, this table shows the number and percentage of shares beneficially owned by owners of more than five percent of the outstanding shares of the common stock of the Company. The number and percentage of shares of common stock beneficially owned is based on 22,606,476 shares of our common stock outstanding as of March 31, 2011.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock
Syd Ghermezian (1)	12,861,505	56.9%
Pacific International Holdings Group LLC (1)
Bradley Louis Radoff (2)	1,134,300	5.0%

(1)
Based on a Statement on Schedule 13D (Amendment No. 23) filed with the SEC on August 12, 2010, by Syd Ghermezian and Pacific International Group Holdings LLC.  The 12,861,505 shares listed include 12,861,505 shares of common stock held by Pacific International Group Holdings LLC.  Mr. Ghermezian is manager of Pacific International Group Holdings LLC. Syd Ghermezian’s address is 9440 West Sahara, Suite 240, Las Vegas, Nevada 89117.

(2)	Based upon a Statement on Schedule 13G filed with the SEC on March 9, 2011 by Bradley Louis Radoff. Mr. Radoff’s address is 1177 West Loop South, Suite 1625, Houston, Texas 77027.

Director and Executive Officer Stock Ownership

There are no Platinum common stock shares held by named executive officers as of March 31, 2011. The following table shows the number of shares each non-employee director and all of our directors and executive officers owned on March 31, 2011. For purposes of this table, shares are considered to be “beneficially” owned if the person, directly or indirectly, has sole or shared voting or investment power with respect to such shares. In addition, beneficial ownership includes any shares as to which that person has the right to acquire within 60 days of March 31, 2011 through the exercise of any stock option, warrant or other right.

Name of Beneficial Owner	Shares Beneficially Owned
Tim G. Culp (1)	1,801,581
William C. Glass (2)	270,000
Bernard A. Lang (3)	-
Marc Berzins	-
Mark Ghermezian	-
All directors and executive officers as a group (7 individuals)	1,801,581

(1)	As of March 2, 2009, the position of Chairman of the Board is no longer an executive position with the Company.

(2)	Mr. Glass was removed from the Board of Directors effective January 28, 2011.

(3)
Mr. Lang is the holder of options to purchase 21,000 shares of the Company’s common stock, of which 16,150 were exercisable within 60 days of March 31, 2011 through stock options awarded under compensation plan.

On March 31, 2011, Platinum’s incumbent directors and executive officers (7 people) together owned 1,801,581 shares of Platinum stock, representing 8 percent of the outstanding shares.

Equity Compensation Plan Information

The following chart reflects the status of Platinum’s common stock that may be issued under our Long-Term Incentive Compensation Plan as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	21,000	$4.00	3,979,000
Equity compensation plans not approved by security holders	N/A	N/A	-
Total	21,000	$4.00	3,979,000

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Other than as disclosed below and in this annual report, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds $120,000 at year end for the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than  five percent of our outstanding common stock, or any of their respective immediate family members, has had or will have any direct or material indirect interest.

We have adopted a written Code of Ethics and Business Conduct (‘The Code”) that applies to our principal executive officer, principal financial officer, or persons performing similar functions, as well as to all our directors, officers and employees. The Code includes a Conflicts of Interest Policy under which directors, officers, and employees are expected to avoid any actual or apparent conflict between their own personal interests and the interests of the Company. Any transaction or relationship that constitutes a related party transaction is reviewed by the Company’s management and the Board of Directors to ensure that it does not constitute a conflict of interest and is reported appropriately. The management and the Board of Directors also considered relationships which involved transactions between the Company and a company with which a director or an executive officer is affiliated, whether through employment status or serving as a director. In addition, the Company evaluated ordinary course of business transactions with our major shareholder, Triple Five Worldwide Organization, LLC, with which Mr. Walrath and Dr. Rahmanian have employment arrangements.

Our Board of Directors determined that there were no transactions constituting a conflict of interest between the named above persons and the interests of the Company.

AR Development Corporation Purchases Bank of Texas Note

On September 1, 2010, A.R. Development Corporation (“A. R. Development”) purchased the Promissory Note (the “Note”) issued by the Company to Bank of Texas (“BOT”). At the time of the purchase, the Company owed BOT approximately five million dollars in principal and accrued and unpaid interest under the Note. The Note was and continues to be secured by virtually all of the assets of the Company.  Al Rahmani, the owner of A. R. Development, was the Interim CEO and a director of the Company as of December 31, 2010.

The Independent Compensation Committee of the Board of Directors of Platinum entered into an agreement on behalf of the Company with A. R. Development (“Agreement”) pursuant to his acquisition of the Note.

The Agreement provides for an initial fixed term of six months from September 1 2010 and carries an interest rate of 5.5% per annum for the first two months ending November 1, 2010, 6% per annum for the next two months ending January 1, 2011, followed by an interest rate of 6.5% per annum until March 1, 2011. Additionally, the Company paid a $40,000 loan origination fee to A. R. Development. It was understood that New Senior Credit Facility would no longer be a revolving note and therefore no new advances will be made to the Company. The New Senior Credit Facility carries the same rights as the Senior Credit Facility, and remains collateralized by substantially all of the Company’s oil and gas assets.

On March 1, 2011, the Company and A. R. Development Corporation amended the Agreement, extending repayment of the New Senior Credit Facility to March 1, 2012, with an interest rate of 7.5% per annum for the first three months of the loan extension. Thereafter, until March 1, 2011, the interest rate will be 8% per annum.  The Company paid A. R. Development an extension fee of $25,000. The outstanding principle balance and all accrued but unpaid interest is due on March 1, 2012. Additionally, the amendment provided that on March 1, 2011 the balance due to A.R. Development shall be converted from Canadian dollars to U.S. dollars, using the current exchange rate, and all future payments will be made in U.S. dollars

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of GBH CPAs, PC acts as our independent registered accounting firm. GBH CPAs, PC was reappointed as our independent registered accounting firm for 2010 on December 14, 2010.  We originally appointed GBH CPAs, PC as our independent auditor on January 7, 2010 and GBH CPAs, PC performed the audit for the years ended December 31, 2009 and 2010.  Our prior independent registered accounting firm was Marcum, LLP, formerly known as Marcum & Kleigman LLP, who performed the quarterly reviews for the year ended December 31, 2009.  The following is a summary of fees paid to GBH CPAs, PC and Marcum, LLP for services rendered in the years ended December 31, 2010 and 2009.

Type of Fees	2010	2009
Audit fees	$228,500	$327,832
Audit-related fees	$–	$–
Tax fees	$–	$–
All other fees	$–	$–

Audit Fees

For the fiscal year ended December 31, 2010, we incurred, or expect to incur aggregate fees and expenses of $228,500 from GBH CPAs, PC. The fees were for the audit of the consolidated financial statements for the year ended December 31, 2010, and the quarterly reviews performed during the year ended December 31, 2010.

For the fiscal year ended December 31, 2009, we incurred aggregate fees and expenses of $196,832 from GBH CPAs, PC and $131,000 from Marcum, LLP. Such fees related to GBH CPAs, PC were for the audit of the consolidated financial statements for the year ended December 31, 2009.  Marcum LLP’s fees were for the review of our quarterly reports on Form 10-Q for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009.

Audit Related Fees

During the fiscal years ended December 31, 2010 and 2009, we did not incur any audit related fees with our principal auditors.

Tax Fees

Our principal accountants rendered no services with respect to tax advice and tax planning in 2010 or 2009.

All Other Fees

In 2010 and 2009, there were no fees billed for services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We have an Audit Committee of our Board of Directors. Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our Audit Committee or, in cases where no such Committee exists, by our Board of Directors (in lieu of an Audit Committee) or unless the services meet certain de minimis standards. The Audit Committee and the Board has appointed GBH CPAs PC as the Company’s independent registered public accounting firm to audit Platinum’s financial statements for 2010 and has negotiated the contract for services. The engagement of GBH CPAs PC was ratified by the shareholders at Platinum’s annual meeting on December 14, 2010.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

14	Code of Conduct and Ethics (incorporated by reference from Exhibit 14 to Platinum’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed on March 24, 2006)

21	Subsidiaries of Platinum (incorporated by reference from Exhibit 21 to Platinum’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on April 1, 2008)

23	Consent and report of Williamson Petroleum Consultants, Inc., independent petroleum consultants

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunder duly authorized, as of April 15, 2011.

PLATINUM ENERGY RESOURCES, INC.

By	/s/ MARTIN WALRATH
Martin Walrath
Acting Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacity indicated have signed this report below as of April 15, 2011.

/s/ MARTIN WALRATH	Acting Chief Executive Officer, Director
Martin Walrath	(Principal Executive Officer)

/s/ MARTIN WALRATH	Principal Accounting Officer
Martin Walrath	(Principal Financial and Accounting Officer)

/s/ TIM G. CULP	Chairman of the Board
Tim G. Culp

/s/ VICTOR DAVID RAHMANIAN	Chief Operating Officer, Director
Victor David Rahmanian

/s/ AL RAHMANI	Director
Al Rahmani

/s/ BERNARD A. LANG	Director
Bernard A. Lang

/s/ MARC BERZINS	Director
Marc Berzins

/s/ MARK GHERMEZIAN	Director
Mark Ghermezian

PLATINUM ENERGY RESOURCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Platinum Energy Resources, Inc. and subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheets of Platinum Energy Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Platinum Energy Resources, Inc. and its subsidiaries, as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GBH CPAs, PC

www.gbhcpas.com
Houston, Texas
April 15, 2011

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,307,745	$2,035,635
Restricted cash	466,761	-
Accounts receivable, net of $562,745 and $100,064 allowance for doubtful accounts at December 31, 2010 and 2009, respectively
Oil and gas sales	2,087,914	2,081,283
Due from joint interest partner	660,638	328,812
Inventory	91,588	410,791
Fair value of commodity derivatives - current	269,400	3,595,144
Prepaid expenses and other current assets	28,602	272,088
Assets held for sale – discontinued operations	3,455,241	4,715,094
Total current assets	8,367,889	13,438,847

NON-CURRENT ASSETS
Property and equipment, at cost
Oil and gas properties, full cost method	209,896,996	208,291,206
Land	2,700,000	2,700,000
Equipment	3,939,986	3,962,724
Less accumulated depreciation, depletion, amortization and impairment	(171,806,199)	(167,209,845)
Property and equipment, net	44,730,783	47,744,085
Fair value of commodity derivatives	-	3,190,294

Total assets	$53,098,672	$64,373,226

The accompanying notes are an integral part of these consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES, not subject to compromise
Accounts payable - trade	$1,736,534	$2,406,539
Accounts payable - oil and gas sales	820,620	428,489
Accrued liabilities and other	2,102,439	1,257,862
Income taxes payable	132,690	121,477
Current portion of asset retirement obligation	923,751	812,670
Current maturities of long-term debt and notes payable	-	13,028,782
Current liabilities related to assets held for sale – discontinued operations, not subject to compromise	2,330,397	7,997,039
Total current liabilities, not subject to compromise	8,046,431	26,052,858

NON-CURRENT LIABILITIES, not subject to compromise
Long-term debt and notes payable, less current maturities	3,678,972	3,422,433
Long-term debt, less current maturities – related party	5,316,510	-
Asset retirement obligation, less current portion	6,613,534	6,426,424
Noncurrent liabilities related to assets held for sale – discontinued operations, not subject to compromise	81,588	231,050

Total liabilities, not subject to compromise	23,737,035	36,132,765

LIABILITIES SUBJECT TO COMPROMISE, RELATED TO ASSETS HELD FOR SALE – DISCONTINUED OPERATIONS	5,098,455	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 1,000,000 authorized, 0 issued	-	-
Common stock, $0.0001 par value; 75,000,000 shares authorized; 24,068,675 shares issued and 22,606,476 and 22,070,762 shares outstanding at December 31, 2010 and 2009, respectively	2,407	2,407
Additional paid-in capital	152,134,327	155,175,771
Accumulated deficit	(116,411,497)	(111,276,253)
Treasury stock, at cost - 1,462,199 and 1,997,913 shares at December 31, 2010 and 2009, respectively	(11,462,055)	(15,661,464)
Total stockholders' equity	24,263,182	28,240,461

Total liabilities and stockholders' equity	$53,098,672	$64,373,226

The accompanying notes are an integral part of these consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2010	2009
Oil and gas sales	$20,407,474	$17,306,589

Costs and expenses
Lease and other operating expense	11,485,810	9,704,096
Marketing, general and administrative expense	4,899,865	6,624,339
Depreciation, depletion and amortization expense	4,619,359	6,031,496
Impairment of oil and gas properties and equipment	-	16,597,257
Impairment of goodwill and intangible assets	-	244,808
Accretion of abandonment obligations	364,573	322,969
Total costs and expenses	21,369,607	39,524,965

Operating loss	(962,133)	(22,218,376)

Other income (expenses)
Interest income	57,959	14,327
Interest expense	(661,575)	(954,904)
Interest expense – related party	(141,148)	-
Realized and unrealized loss on commodity derivatives, net	(269,988)	(12,525,540)
Foreign currency exchange loss	(333,814)	-
Loss on litigation	(750,000)	-
Other	-	417
Total other income (expenses)	(2,098,566)	(13,465,700)

Loss before income taxes and discontinued operations	(3,060,699)	(35,684,076)

Income tax expense (benefit)	132,690	(10,458,066)
Loss before discontinued operations	(3,193,389)	(25,226,010)

Loss from discontinued operations	(1,941,855)	(6,793,023)
Net loss	$(5,135,244)	$(32,019,033)

LOSS PER COMMON SHARE (BASIC AND DILUTED):

Loss from continuing operations, net of tax	$(0.14)	$(1.14)
Loss from discontinued operations, net of tax	(0.09)	(0.31)
Net loss per common share	$(0.23)	$(1.45)

Weighted average shares outstanding (basic and diluted)	22,540,429	22,070,762

The accompanying notes are an integral part of these consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Treasury stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2008	24,068,675	$2,407	(1,997,913)	$(15,661,464)	$155,100,474	$(79,257,220)	$60,184,197

Net loss	-	-	-	-	-	(32,019,033)	(32,019,033)
Stock based compensation	-	-	-	-	75,297	-	75,297

Balance, December 31, 2009	24,068,675	2,407	(1,997,913)	(15,661,464)	155,175,771	(111,276,253)	28,240,461

Reissuance of treasury shares	-	-	535,714	4,199,409	(3,101,194)	-	1,098,215
Net loss	-	-	-	-	-	(5,135,244)	(5,135,244)
Stock based compensation	-	-	-	-	59,750	-	59,750
Balance, December 31, 2010	24,068,675	$2,407	(1,462,199)	$(11,462,055)	$152,134,327	$(116,411,497)	$24,263,182

The accompanying notes are an integral part of these consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,135,244)	$(32,019,033)
Loss from discontinued operations	1,941,855	6,793,023
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	4,619,359	6,031,496
Impairment of oil and gas properties and equipment	-	16,597,257
Impairment of goodwill and intangible assets	-	244,808
Accretion of asset retirement obligation	364,573	322,969
Stock-based compensation	59,750	75,297
Bad debt expense	204,837	-
Deferred income taxes	-	(10,459,000)
Amortization of debt discount	256,540	238,651
Realized and unrealized loss on commodity derivatives, net	269,988	12,525,540
Loss on litigation	750,000	-
Foreign currency exchange loss	333,814	-
Changes in operating assets and liabilities:
Accounts receivable – oil and gas sales	(94,440)	(451,324)
Accounts receivable – due from joint interest partner	(448,854)	221,193
Inventory	319,203	25,686
Prepaid expenses and other current assets	243,486	245,005
Accounts payable – trade and oil and gas sales	(277,874)	(71,998)
Accrued liabilities and other	1,192,792	(24,510)
Income taxes payable	11,213	1,707
Cash provided by operating activities – continuing operations	4,610,998	296,767
Cash used in operating activities – discontinued operations	(1,305,039)	(325,808)
Cash provided by (used in) operating activities	3,305,959	(29,041)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,672,440)	(1,594,395)
Cash received on settlement of derivatives	6,246,050	1,219,910
Cash funded to Maverick	(1,399,651)	(979,497)
Increase in restricted cash	(466,761)	-
Cash provided by (used in) investing activities – continuing operations	2,707,198	(1,353,982)
Cash used in investing activities – discontinued operations	(6,064)	(97,536)
Cash provided by (used in) investing activities	2,701,134	(1,451,518)

The accompanying notes are an integral part of these consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year ended December 31,
	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of related party note	4,982,696	-
Proceeds of revolving credit facility	-	1,000,000
Payments on long-term debt	(13,028,782)	(334,196)
Cash (used in) provided by financing activities – continuing operations	(8,046,086)	665,804
Cash provided by (used in) financing activities – discontinued operations	79,645	(671,783)
Cash used in financing activities	(7,966,441)	(5,979)

Net decrease in cash	(1,959,348)	(1,486,538)
Less: net decrease in cash – discontinued operations	1,231,458	1,095,127
Net decrease in cash – continuing operations	(727,890)	(391,411)

Cash and cash equivalents - beginning of the period	2,035,635	2,427,046
Cash and cash equivalents - end of the period	$1,307,745	$2,035,635

SUPPLEMENTAL INFORMATION:
Cash paid for income taxes	$121,477	$-
Cash paid for interest	$446,113	$703,000

NONCASH TRANSACTIONS:
Issuance of treasury stock to settle accrued liability	$1,098,215	$-
Revision to estimate of asset retirement obligation	$501,000	$2,378,882

The accompanying notes are an integral part of these consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 1 — Organization, Nature of Operations and Bankruptcy Proceedings

Platinum Energy Resources, Inc. (“Platinum” or the “Company”) was incorporated in Delaware on April 25, 2005. Platinum is an independent oil and gas company, with approximately 37,000 acres under lease in relatively long-lived fields with well-established production histories.  The Company’s properties are concentrated primarily in the Gulf Coast region in Texas, the Permian Basin in Texas and New Mexico, and the Fort Worth Basin in Texas.

Platinum’s production activities commenced in October 2007 upon its acquisition of significantly all of the assets and liabilities of Tandem Energy Corporation (“TEC”) including 21,000 acres under lease in Texas and New Mexico.  Subsequent to the TEC acquisition the Company completed a series of low risk strategic acquisitions adding an additional 16,000 lease acres to the Company’s portfolio.  On April 29, 2008 Platinum acquired Maverick Engineering Inc. (“Maverick”) through which the Company provided engineering and project management services to the oil and gas industry and others.

During November 2010 and in conjunction with Maverick seeking reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”), Platinum determined it would sell, or otherwise dispose of, its entire ownership interest in Maverick and discontinue its engineering services operating segment. Since that time, the Company’s continuing operations include operations from only one business line - independent oil and gas production, through which the Company conducts oil and natural gas development, acquisition, and production. The Company’s basic business model is to find and develop oil and gas reserves and sell the production from those reserves at a profit. The Company sells substantially all of its crude oil production under short-term contracts based on prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate contracts, less agreed-upon deductions which vary by grade of crude oil. The majority of natural gas production is sold under short-term contracts based on pricing formulas which are generally market responsive. From time to time, the Company sells a portion of the gas production under short-term contracts at fixed prices.

Bankruptcy Proceedings and Discontinued Operations

On November 24, 2010 (the “Petition Date”) Maverick filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of the Bankruptcy Code, described in Note 3.  Neither Platinum Energy Resources, Inc. nor any of its other subsidiaries are included in this bankruptcy filing. Pursuant to Chapter 11, Maverick, as debtor-in-possession (“DIP”), will continue to manage and operate its assets and business pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court. The Company and Maverick are currently developing the reorganization plan and intend to submit the reorganization plan for confirmation prior to the due date of May 23, 2011.

Basis of Presentation and Consolidation

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries – Platinum Energy Resources, Inc., Platinum Energy Resources Gulf Coast, Inc., Tandem Energy Corporation, Mixon Drilling, Inc., Red Iron Tool Company, Inc., and Maverick Engineering, Inc.. All material intercompany balances and transactions have been eliminated in consolidation.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Accounting for Reorganization, Assets Held For Sale and Discontinued Operations

The consolidated financial statements have been prepared in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852-10-45, Reorganizations - Other Presentation Matters (“ASC 852”). ASC 852 does not change the application of GAAP in the preparation of the Company’s financial statements. However, for periods including and subsequent to the filing of a Chapter 11 petition, ASC 852 does require that the financial statements distinguish transactions and events that are directly associated with the reorganization from those that are associated with the ongoing operations of the business.

Due to the Company’s decision to discontinue the engineering services line of business and sell, or otherwise dispose of, its ownership of Maverick, the Company’s consolidated financial statements have also been prepared in accordance with ASC Topic 205-20, Discontinued Operations and ASC Topic 360-10-45, Other Presentation Matters.  Assets held for sale were $3,455,241 and $4,715,094 as of December 31, 2010 and 2009, respectively. Assets held for sale include all assets of Maverick.

In accordance with ASC 852, Maverick (i) separated liabilities that are subject to compromise from liabilities that are not subject to compromise and (ii) distinguished transactions and events that were directly associated with the reorganization from those that are associated with the ongoing operations of the business. Maverick’s liabilities subject to compromise and liabilities not subject to compromised are presented combined, as liabilities related to assets held for sale, in the Company’s consolidated financial statements.

Expenses incurred and settlement impacts due to the Chapter 11 cases are reported separately as reorganization expenses, net on Maverick’s Statements of Operations. For the year ended December 31, 2010, reorganization expenses were $120,000 and consisted of legal fees.  Interest expense related to pre-petition indebtedness has been reported only to the extent that it will be paid during the pendency of the Chapter 11 cases, is permitted by Bankruptcy Court approval or is expected to be an allowed claim.

The pre-petition liabilities subject to compromise, including claims that become known after a petition is filed, are reported on the basis of the expected amount of the allowed claims, as opposed to the amounts for which those allowed claims may be settled. These expected allowed claims require management of Maverick to estimate the likely claim amount that will be allowed by the Bankruptcy Court prior to its ruling on the individual claims.  These estimates are based on reviews of claimants’ supporting material, obligations to mitigate such claims, and assessments by management and third-party advisors.  The Company expects that its estimates, although based on the best available information, will change as the claims are resolved by the Bankruptcy Court.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include volumes of oil and natural gas reserves, abandonment obligations, impairment of oil and natural gas properties, depreciation, depletion and amortization, income taxes, bad debts, commodity derivatives, contingencies and litigation.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies (continued)

Oil and natural gas reserve estimates, which are the basis for unit-of-production depletion and the full cost ceiling test, have a number of inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and money market funds for purposes of the statements of cash flows. The Company considers all highly liquid monetary instruments with original maturities of three months or less to be cash equivalents.  These investments are carried at cost, which approximates fair value. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits.  The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”).  Beginning December 31, 2010 through December 31, 2012 all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to the depositor’s other accounts held by a FDIC-insured institution, which are insured for balances up to $250,000 per depositor until December 31, 2013.  At December 31, 2010, the Company had $1,075,892 in cash deposits in excess of FDIC insured limits.

Restricted Cash

At December 31, 2010 the Company had $466,761 of restricted cash, which was classified as a current asset. The restricted cash serves as collateral for letters of credit. No letter of credit has a maturity greater than one year, although certain of them can be renewed for another year. The cash is held in custody by the issuing bank, is restricted as to withdrawal or use and is currently invested in money market funds. Income from these funds is paid to the Company. At December 31, 2009 the Company did not have restricted cash as the letters of credit at that time were secured by the Company’s line of credit.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the historical carrying amount net of write-offs and allowance for uncollectible accounts. The carrying amount of the Company’s accounts receivable approximates fair value because of the short-term nature of the instruments. The Company routinely assesses the collectability of all material trade and other receivables. The Company’s oil and gas receivables consist primarily of receivables from purchasers of the Company’s oil and gas and from joint interest owners on properties the Company operates. The Company may have the ability to withhold future revenue disbursements to recover any non-payment of these joint interest billings. Joint interest receivables are recorded when the Company incurs expenses on behalf of the non-operator interest owners in the properties the Company operates.

The Company’s reported balance of accounts receivable, net of allowance for doubtful accounts, represents management’s estimate of the amount that ultimately will be realized in cash.  The Company reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical payment trends, the age of the receivables and knowledge of the individual customers or joint interest owners.  When the analysis indicates, management increases or decreases the allowance accordingly.  However, if the financial condition of our customers were to deteriorate, additional allowances may be required. During the years ended December 31, 2010 and 2009, the Company recognized bad debt expense of $204,837 and $0, respectively.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies (continued)

Inventories

Inventories consist principally of tubular goods and equipment and are valued at lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.  Periodically, obsolescence reviews are performed for slow-moving inventory and reserves are established based on current assessment of future usage. At December 31, 2010 and 2009, no reserve for obsolescence was required.

Oil and Gas Properties

The Company uses the full-cost method of accounting for its exploration and development activities. Under this method of accounting, the cost of both successful and unsuccessful exploration and development activities are capitalized as oil and gas property and equipment. Proceeds from the sale or disposition of oil and gas properties are accounted for as a reduction to capitalized costs unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country, in which case a gain or loss would be recognized in the statement of operations. The Company has defined a cost center by country. Currently, all of the Company’s oil and gas properties are located within the continental United States, its sole cost center.

Oil and gas properties may include costs that are excluded from costs being depleted. Oil and gas costs excluded represent investments in unproved properties and major development projects in which the Company owns a direct interest. These unproved property costs include nonproducing leasehold, geological and geophysical costs associated with leasehold or drilling interests and in process exploration drilling costs. All costs excluded are reviewed at least quarterly to determine if impairment has occurred.

Proved Oil and Gas Reserves

In accordance with Rule 4-10 of SEC Regulation S-X, proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. The price used to establish economic producibility is the average price during the 12-month period preceding the end of the entity's fiscal year and calculated as the un-weighted arithmetic average of the first-day-of-the-month price for each month within such 12-month period.

Ceiling Test

Under the full cost method of accounting, a ceiling test is performed quarterly. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test determines a limit on the carrying value of oil and gas properties.  The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization, and impairment and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, generally using current prices (with consideration of price changes only to the extent provided by contractual arrangements) as of the date of the latest balance sheet presented and including the effect of derivative instruments that qualify as cash flow hedges, discounted at 10%, net of related tax effects, plus the cost of unevaluated properties and major development projects excluded from the costs being amortized. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated depreciation, depletion, amortization and impairment. In the application of the full cost method, the term “current price” means the average price during the 12-month period prior to the end of the entity's fiscal year determined as the un-weighted arithmetical average of the prices on the first day of each month within the 12-month period.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies (continued)

In accordance with SEC Staff Accounting Bulletin ("SAB") No. 103, “Update of Codification of Staff Accounting Bulletins ,” derivative instruments qualifying as cash flow hedges are to be included in the computation of the limitation on capitalized costs. The Company has not accounted for its derivative contracts as cash flow hedges. Accordingly, the effect of these derivative contracts has not been considered in calculating the full cost ceiling limitation as of December 31, 2010.

The Company recorded a non-cash ceiling test impairment of oil and natural gas properties of $16.6 million during 2009 as a result of the substantial decline in commodity prices and negative revisions in the Company's proved undeveloped reserve quantities. No impairment was required for the year ended December 31, 2010.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization is provided using the unit-of-production method based upon estimates of proved oil and natural gas reserves with oil and natural gas production being converted to a common unit of measure based upon their relative energy content. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is deducted from the capitalized costs to be amortized. Once the assessment of unproved properties is complete and when major development projects are evaluated, the costs previously excluded from amortization are transferred to the full cost pool and amortization begins. The amortizable base includes estimated future development costs and where significant, dismantlement, restoration and abandonment costs, net of estimated salvage value.

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists and engineers which require significant judgment, as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expense. There have been no material changes in the methodology used by the Company in calculating depletion of oil and gas properties under the full cost method during the years ended December 31, 2010 and 2009.

Asset Retirement Obligation (“ARO”)

The Company recognizes a liability for the present value of all legal obligations associated with the retirement of tangible, long-lived assets and capitalizes an equal amount as a cost of the asset. The cost of the abandonment obligations, less estimated salvage values, is included in the computation of depreciation, depletion and amortization.

Property and Equipment, other than Oil and Gas Properties

Property and equipment are carried at cost, less accumulated depreciation.  Depreciation expense ($267,579 in 2010 and $196,847 in 2009) is computed using the straight-line method over the estimated useful lives ranging from 3 to 15 years, except for land, which is not depreciated. Property and equipment held for sale is not depreciated while it is classified as held for sale.

Renewals and improvements that significantly extend the useful lives of the assets are capitalized.  Capitalized leased assets and leasehold improvements are depreciated over the shorter of their useful lives or the remaining lease term.  Expenditures for maintenance and repairs are charged to expense as incurred. The cost of assets retired or otherwise disposed of and the related disposals are credited or charged to operations.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies (continued)

Impairment of Long Lived Assets, other than Oil and Gas Properties

The Company reviews its long-lived assets that have finite lives for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment (“ASC 360”), which requires that companies evaluate the fair value of long-lived assets based on the anticipated undiscounted future cash flows to be generated by the assets when indicators of impairment exist to determine if there is impairment to the carrying value. The Company recognized an impairment of goodwill and intangible assets of $244,808 during 2009, resulting in a goodwill and intangible assets net carrying amount of $0 after the impairment.

Derivative Financial Investments

From time to time, the Company may utilize derivative instruments, consisting of puts, calls, swaps, and price collars, to attempt to reduce its exposure to changes in commodity prices and interest rates. The Company accounts for its derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”), which requires that all derivative instruments be recognized as assets or liabilities in the balance sheet, measured at fair value. The accounting for changes in the fair value of a derivative depends on both the intended purpose and the formal designation of the derivative. Designation is established at the inception of a derivative. The Company has elected not to designate any of its derivative financial contracts as accounting hedges and, accordingly, has accounted for these derivative financial contracts using mark-to-market accounting. Changes in fair value of derivative instruments which are not designated cash flow hedges are recorded in other income (expense) as changes in fair value of commodity derivatives.

Fair Value Measurements

The Company measured fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820”) which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Revenue Recognition and Gas Balancing

Sales of natural gas, natural gas liquids and oil, net of any royalties, are recognized when natural gas, natural gas liquids and oil have been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured, and the sales price is fixed or determinable. We sell natural gas, natural gas liquids and oil on a monthly basis. Virtually all of our contracts’ pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of the natural gas, natural gas liquid or oil, and prevailing supply and demand conditions, so that the price of the natural gas, natural gas liquid and oil fluctuates to remain competitive with other available natural gas, natural gas liquid and oil supplies.

The Company has elected the entitlements method to account for gas production imbalances. Gas imbalances occur when we sell more or less than our entitled ownership percentage of total gas production. Any amount received in excess of our share is treated as a liability. If we receive less than our entitled share the underproduction is recorded as a receivable. The Company did not have any significant gas imbalance positions at December 31, 2010 or 2009.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under the codification, SBP awards are measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest, and results in a charge to operations.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies (continued)

Non-Employee Stock Based Compensation

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC Topic 505-50, Equity-Based Payments to Non-Employees (“ASC 505”) and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which requires that such equity instruments be recorded at their fair value on the measurement date.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a loss contingency indicates that it is probable that a loss has been incurred and the amount of the liability can be reasonably estimated, then the estimated liability is accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed. The Company expenses legal costs associated with contingencies as incurred.

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

Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component is fixed or reliably determinable. No such liabilities existed or were recorded at December 31, 2010 and 2009.

Income Taxes

The Company follows the asset and liability method prescribed by ASC Topic 740, “Income Taxes” (“ASC 740”).  Under this method of accounting for income taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in enacted tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize the tax assets through future operations during a reasonable period of time.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies (continued)

In addition, the Codification clarifies the accounting for uncertainty in income taxes recognized in the Company’s consolidated financial statements, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, with the impact of a tax position being recognized in the financial statements if the position is more likely than not of being sustained upon examination by the taxing authority. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company’s policy is to classify assessments, if any, for tax related interest as interest expenses and penalties as marketing, general and administrative expenses.

Foreign Currency

The Company accounts for foreign currency gains and losses in accordance with ASC Topic 830, “Foreign Currency Mattes,” whereby foreign currency exchange transactions are recorded using the exchange rate at the date of settlement or of the balance sheet date for unsettled transactions. Exchange losses were $333,814 in 2010 and related to an outstanding related party loan made to the Company which was payable in Canadian dollars during 2010 (see Note 8). This related party loan was converted from Canadian dollars to U.S. dollars during March 2011. There were no foreign currency gains or losses in 2009.

Net Earnings (Loss) Per Share

Basic net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for all periods presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Common share equivalents excluded at December 31, 2010 and 2009 included options to purchase 21,000 and 151,000 shares of common stock, respectively.

Segment Reporting

As a result of Platinum’s decision to discontinue its engineering services line of business and sell, or otherwise dispose of, its ownership interest in Maverick, the Company now operates under a single segment of business, oil and gas exploration and production.

Subsequent Events

The Company evaluates subsequent events through the date when financial statements are issued.  The Company, which files reports with the SEC, considers its consolidated financial statements issued when they are widely distributed to users, such as upon filing of the financial statements on EDGAR, the SEC’s Electronic Data Gathering, Analysis and Retrieval system.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to current period presentation, resulting from the Company’s decision to discontinue its engineering services line of business and present Maverick and Maverick’s results of operations as assets held for sale and discontinued operations.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-03 “Oil and Gas Reserve Estimation and Disclosures.” to align the oil and gas reserve estimation and disclosure requirements of Topic 932,  “Extractive Industries — Oil and Gas”, with the requirements of SEC Release 33-8994, which was issued on December 31, 2008. This release was effective for financial statements issued on or after January 1, 2010. This release changed the accounting and disclosure requirements of oil and gas reserves and was intended to modernize and update the oil and gas disclosure requirements, to align them with current industry practices and to adapt to changes in technology. The new rules permit the use of new technologies to determine proved reserves, allow companies to disclose their probable and possible reserves and allow proved undeveloped reserves to be maintained beyond a five-year period only if justified by specific circumstances. The new rules require companies to report the independence and qualification of the person primarily responsible for the preparation or audit of its reserve estimates, and to file reports when a third party is relied upon to prepare or audit its reserve estimates. The new rules also require that the net present value of oil and gas reserves, which is used in the determination of the full cost center ceiling, be based upon average market prices for oil and gas on the first calendar day of each month during the preceding 12-month period prior to the end of the current reporting period. Adoption of these requirements did not significantly impact our reported reserves or our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” as an update to ASC Topic 820, “Fair Value Measurements and Disclosures.” This ASU requires new disclosures about transfers between Levels 1 and 2 of the fair value hierarchy and disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. The ASU was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this accounting standard update did not have a material impact on the Company’s consolidated financial statements.

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, “Business Combinations,” and in ASC 810-10, “Consolidation.”  This ASU was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs,” which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingencies and liability assumed in business combination, divestitures, and oil and gas exchange offers.

The Company does not expect the adoption of the new accounting pronouncements will have a material effect on the Company’s consolidated financial statements.

 PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 3 — Maverick Bankruptcy, Assets Held for Sale and Discontinued Operations

During late November 2010, Platinum decided to discontinue its engineering services operating segment and sell its wholly-owned subsidiary, Maverick, which was the only operating subsidiary within the engineering services segment. Shortly thereafter, on November 24, 2010 (the “Petition Date”), Maverick filed a voluntary petition with the Bankruptcy Court seeking reorganization relief under the provisions of Chapter 11 of the Bankruptcy Code. The Company expects the sale of Maverick will be finalized during 2011. Following the sale of Maverick, Platinum will have no continuing involvement in Maverick’s operations. The assets of Maverick and related liabilities constitute a component of the Company with distinguishable cash flows. Accordingly, Maverick’s assets and  related liabilities, in their entirety and solely, and results of operations and cash flows  associated with these assets, are classified as held for sale - discontinued operations in the accompanying consolidated financial statements of Platinum for all periods presented.

Under Chapter 11, certain claims against Maverick in existence prior to the filing of the petitions for relief under the Bankruptcy Code are stayed while Maverick continues business operations as debtor-in-possession (“DIP”). These claims are reflected in the Company’s December 31, 2010 consolidated balance sheet and Maverick’s December 31, 2010 balance sheet, presented below, as liabilities subject to compromise. Additional claims (liabilities subject to compromise) may arise after the Petition Date, resulting from rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.

The Bankruptcy Court established April 25, 2011 as the deadline for the filing of proofs of claim against Maverick (the “Bar Date”).  Under certain limited circumstances, some creditors may be permitted to file proofs of claim after the Bar Date.  Accordingly, it is possible that not all potential proofs of claim were filed as of the filing of this Annual Report.

Pursuant to Chapter 11, Maverick, as DIP, will continue to manage and operate its assets and business pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court. The Company and Maverick are currently developing the reorganization plan and intend to submit the reorganization plan for confirmation prior to the due date of May 23, 2011. As a DIP, Maverick is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court.

The consolidated financial statements of the Company and financial statements of Maverick do not purport to show (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (b) ultimate pre-petition liability amounts that may be allowed for claims or contingencies or the status or priority thereof; (c) the effect of any changes that may be made to the capitalization of Maverick; or (d) the effect of any changes that may be made in Maverick’s business operations, as the outcome of these matters is not presently determinable. Although Maverick and Platinum intend that Maverick will emerge from bankruptcy and be sold to a third party during 2011, there can be no assurance of the confirmation or timing of the reorganization. The consolidated financial statements of the Company, included herein, and the financial statements of Maverick, presented below, do not include any adjustments relating to the commencement of Maverick’s bankruptcy case.

The following condensed financial statements present the financial position of Maverick as of December 31, 2010 and 2009 and the results of Maverick’s operations and cash flows for the years ended December 31, 2010 and 2009, and have been prepared on the same basis as the Company’s consolidated financial statements. Assets held for sale, liabilities related to assets held for sale, and discontinued operations presented in the accompanying consolidated financial statements of the Company are solely comprised of assets, liabilities, results of operations, and cash flows of Maverick. Cash (used in) provided by operations and total decrease in cash presented in Maverick’s statement of cash flows differs from cash used in operations - discontinued operations and total cash decrease from discontinued operations presented in the Company’s consolidated statement of cash flows due to inclusion of Maverick expenses paid by parent as a use of cash from operations – discontinued operations on the Company’s consolidated statements of cash flows.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 3 — Maverick Bankruptcy, Assets Held for Sale and Discontinued Operations (continued)

MAVERICK ENGINEERING, INC.
CONDENSED BALANCE SHEET

	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash	$859,007	$906,304
Accounts receivable, net of $518,001 and $124,328 allowance for doubtful accounts at December 31, 2010 and 2009, respectively	1,831,370	2,630,653
Prepaid expenses and other current assets	266,936	338,901
Total current assets	2,957,313	3,875,858

Property and equipment, net of $1,111,157 and $763,785 of accumulated depreciation, respectively	497,928	839,236

Total assets	$3,455,241	$4,715,094

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES, not subject to compromise
Accounts payable – trade	$118,863	$181,298
Accrued liabilities	1,113,323	1,505,957
Unearned service revenue	954,202	1,525,356
Income tax payable	9,410	10,285
Current maturities of long-term debt and capital lease obligations	134,599	4,774,143
Total current liabilities, not subject to compromise	2,330,397	7,997,039

NON-CURRENT LIABILITIES, not subject to compromise
Long-term debt and lease obligations, less current portion	42,020	111,315
Deferred rent	39,568	119,735
Total liabilities, not subject to compromise	2,411,985	8,228,089

LIABILITIES SUBJECT TO COMPROMISE	5,098,455	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT
Common stock	120,878	120,878
Additional paid-in capital	11,505,277	10,105,626
Accumulated deficit	(15,681,354)	(13,739,499)
Total stockholder’s deficit	(4,055,199)	(3,512,995)

Total liabilities and stockholder’s deficit	$3,455,241	$4,715,094

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 3 — Maverick Bankruptcy, Assets Held for Sale and Discontinued Operations (continued)

MAVERICK ENGINEERING, INC.
CONDENSED STATEMENT OF OPERATIONS

	Year ended December 31,
	2010	2009

Revenues	$16,684,125	$18,387,443

Costs and expenses
Cost of revenues	15,199,893	16,613,620
Marketing, general and administrative expense	2,751,856	3,012,379
Depreciation and amortization expense	347,372	1,069,855
Impairment of intangible assets	-	4,153,120
Total costs and expenses	18,299,121	24,848,974

Operating loss	(1,614,996)	(6,461,531)

Other income (expenses)
Interest income	6,064	155
Interest expense	(203,513)	(328,621)
Other	-	7,259
Total other expenses	(197,449)	(321,207)

Loss before reorganization expense and income taxes	(1,812,445)	(6,782,738)
Reorganization expense	120,000	-

Loss before income taxes	(1,932,445)	(6,782,738)
Provision for income taxes	9,410	10,285

Net loss	$(1,941,855)	$(6,793,023)

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 3 — Maverick Bankruptcy, Assets Held for Sale and Discontinued Operations (continued)

MAVERICK ENGINEERING, INC.
CONDENSED STATEMENT OF CASH FLOWS

	Year ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,941,855)	$(6,793,023)

Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	407,538	60,000
Depreciation and amortization	347,372	1,069,855
Impairment of intangible assets	-	4,153,120
Expenses paid by parent	1,184,161	760,385
Changes in operating assets and liabilities:
Accounts receivable	391,745	2,014,357
Prepaid expenses and other current assets	71,965	(108,769)
Accounts payable - trade	71,486	(578,598)
Accrued liabilities and other	(81,261)	(1,678,391)
Unearned service revenue	(571,154)	1,525,356
Income taxes payable	(875)	10,285
Net cash (used in) provided by operating activities	(120,878)	434,577

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(6,064)	(97,536)
Net cash used in investing activities	(6,064)	(97,536)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital leases obligations	(135,845)	(155,443)
Payments on long-term debt	-	(735,452)
Cash received from parent	215,490	219,112
Net cash provided by (used in) financing activities	79,645	(671,783)

Net decrease in cash	(47,297)	(334,742)
Cash and cash equivalents - beginning of the period	906,304	1,241,046
Cash and cash equivalents - end of the period	$859,007	$906,304

SUPPLEMENTAL INFORMATION
Cash paid for interest	$33,619	$149,413

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 3 — Maverick Bankruptcy, Assets Held for Sale and Discontinued Operations (continued)

The following table sets forth the reconciliation of Maverick’s “Net cash (used in) provided by operating activities” and “Net decrease in cash” presented above to “Cash used in operating activities – discontinued operations” and “Decrease in cash – discontinued operations” presented in the Company’s consolidated statements of cash flows included herein, the difference of which is Maverick expenses paid directly to vendors by the Company, which was treated as a noncash capital contribution to Maverick, by the Company.

	Year ended December 31,
	2010	2009
Net cash (used in) provided by operating activities, presented above	$(120,878)	$434,577
Maverick expenses paid by parent, presented above	(1,184,161)	(760,385)
Cash used in operating activities – discontinued operations, presented in the Company’s consolidated statements of cash flows	$(1,305,039)	$(325,808)

Net decrease in cash, presented above	$(47,297)	$(334,742)
Maverick expenses paid by parent, presented above	(1,184,161)	(760,385)
Decrease in cash – discontinued operations, presented in the Company’s consolidated statements of cash flows	$(1,231,458)	$(1,095,127)

The principal categories of claims classified as “Liabilities subject to compromise” at December 31, 2010 consist of the following:

Revolver payable to Maverick former shareholders	$2,917,403
Term note to Maverick former shareholders	252,181
Second term note to Maverick former shareholders	1,403,410
Total debt subject to compromise	4,572,994

Accounts payable – trade	133,921
Accrued liabilities	391,540
$5,098,455

Reorganization expenses are presented separately in the statement of operations and represent items realized or incurred by the Company as a direct result of Maverick’s Chapter 11 cases, which consisted of legal fees for the year ended December 31, 2010.

The Company conducted an analysis to compare the fair market value of Maverick to its book value at December 31, 2010. To estimate the fair value, the Company considered many factors, including differing possible future outcomes, and used both discounted cash flow and market valuation approaches. Due to the early stage of Maverick’s bankruptcy proceedings, it is not possible to predict at this time the ultimate outcome. Based on this analysis, the Company concluded Maverick’s fair value exceeded its book value, which was negative at December 31, 2010. Accordingly, no impairment of Maverick’s assets was considered necessary at December 31, 2010.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 4 — Oil and Gas Properties

The following table sets forth the Company’s costs incurred in oil and gas property acquisition, exploration and development activities for years ended December 31, 2010 and 2009 (in thousands):

	Year ended December 31,
	2010	2009
Beginning balance:	$208,291	$204,372
Acquisition of properties
Proved	-	-
Unproved	-	-
Exploration costs	-	-
Addition and changes to asset retirement obligation	501	2,339
Development costs	1,105	1,580
Balance, at December 31	$209,897	$208,291

The following table sets forth the Company’s capitalized costs relating to oil and gas producing activities at December 31, 2010 and December 31, 2009 (in thousands):

	December 31,
	2010	2009
Costs being amortized	$209,897	$208,291
Costs not being amortized	-	-
	209,897	208,291
Accumulated depletion and impairment	(168,844)	(164,497)
Net capitalized costs	$41,053	$43,794

Note 5 — Commodity Derivative Financial Instruments

The Company engages in price risk management activities from time to time, through utilizing derivative instruments consisting of swaps, floors and collars, to attempt to reduce the Company’s exposure to changes in commodity prices. None of the Company’s derivates are designated as cash flow hedges. Changes in fair value of derivative instruments which are not designated as cash flow hedges are recorded in other income (expense) as realized and unrealized (gain) loss on commodity derivatives. The obligations under the derivative contracts are collateralized by the same assets that collateralized the Senior Credit Facility and the New Senior Credit Facility (collectively, the “Credit Facilities”), described in Note 8, and substantially all of the derivative financial instruments are collateral for the Credit Facilities. Additionally, the contracts are cross-defaulted to the Credit Facilities.

While the use of these arrangements may limit the Company's ability to benefit from increases in the price of oil and natural gas, it is also intended to reduce the Company's potential exposure to significant price declines. These derivative transactions are generally placed with major financial institutions that the Company believes are financially stable; however, there can be no assurance of the foregoing.

For the years ended December 31, 2010 and 2009, the Company included in other income (expense) realized and unrealized gains (losses) related to its derivative contracts as follows (in thousands):

	Year ended December 31,
	2010	2009
Crude oil derivatives realized gain on settlements	$4,249	$1,164
Crude oil derivatives change in unrealized losses	(4,519)	(13,690)
Loss on commodity derivatives, net	$(270)	$(12,526)

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 5 — Commodity Derivative Financial Instruments (continued)

In June 2010, the Company liquidated six put contracts at $85 per barrel and an additional five put contracts at $80 per barrel for net cash proceeds of $1.2 million. These put contracts had settlement dates through December 2010. During September 2010, the Company liquidated 31 swap contracts valued from $95.00 to $95.50 per barrel. These swap contracts had settlement dates through December 2013. The net proceeds to the Company were $3.5 million. The Company received an additional $1.4 million during 2010 attributable to contracts that settled in the normal course of business.

Presented below is a summary of the Company’s crude oil derivative financial contracts at December 31, 2010 (in thousands):

Period Ending		Total Volumes	Contract	Fair Value Asset
December 31,	Instrument Type	(MMBTU/BBL)	Price	(in thousands)
2011	Puts	120,000	$80.00	$269
	Total fair value			$269

Note 6 — Fair Value Measurements

The fair value hierarchy set forth in ASC 820 gives the highest priority to Level 1 inputs, which consist of unadjusted quoted prices for identical instruments in active markets. Level 2 inputs consist of quoted prices for similar instruments. Level 3 valuations are derived from inputs that are significant and unobservable; hence, these valuations have the lowest priority.

The valuation techniques that may be used to measure fair value include a market approach, an income approach, and a cost approach. A market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. An income approach uses valuation techniques to convert future amounts to a single present amount based on current market expectations, including present value techniques, option-pricing models and excess earnings method. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Certain assets and liabilities are reported at fair value on a recurring or nonrecurring basis in the Company’s consolidated balance sheet. The following methods and assumptions were used to estimate the fair values.

Cash, Cash Equivalents, Accounts Receivable and Accounts Payable
The carrying amounts approximate fair value because of the short-term nature or maturity of the instruments.

Commodity Derivative Instruments
The Company’s determination of fair value of its commodity derivative instruments incorporates various factors required under ASC 815, “Derivatives and Hedging.” The fair value determined by the Company is based on counterparties’ valuation models that utilize market-corroborated inputs, with consideration of the impact of our nonperformance risk and the credit standing of the counterparties involved in the Company’s derivative contracts. The Company considers the fair value of its commodity derivatives to be Level 2 hierarchy, in that the fair value is based on observable inputs. At December 31, 2010 and 2009, the aggregate Level 2 fair value of the commodity derivatives was $269,400 and $6,785,438, respectively. There were no reclassifications between levels during 2010 or 2009. For further information regarding the Company’s derivative instruments and hedging activities, see Note 5.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 6 — Fair Value Measurements (continued)

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

Asset Retirement Obligations Incurred in Current Period
The Company uses an income approach to estimate the fair value of its ARO based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO; estimated probabilities, amounts and timing of settlements; the credit-adjusted risk-free rate to be used; and inflation rates. AROs incurred in the current period were Level 3 fair value measurements. See Note 7 for a summary of changes in the ARO.

Long-Term Debt and Notes Payable
The carrying amount of the Company’s Senior Credit Facility, New Credit Facility and loans related to the acquisition of Maverick approximates fair value due to the associated interest rates approximating current market rates. The Company’s New Senior Credit Facility was denominated in Canadian dollars during 2010 and was valued using the market exchange rate as of each reporting date. See Note 8 for further information regarding the Company’s long-term debt and notes payable.

Note 7 — Asset Retirement Obligation

Asset retirement obligation represents the systematic, monthly accretion and depreciation of future abandonment costs of tangible assets such as wells, service assets, and other facilities. The fair value of a liability for ARO is recorded in the period in which it is incurred if a reasonable estimate of fair value can be made, and the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, an adjustment is made to the full cost pool, with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. The Company has estimated its future ARO with respect to its operations. The ARO assets, which are carried on the balance sheet as part of the full cost pool, have been included in our amortization base for the purposes of calculating depreciation, depletion and amortization expense.

The following table describes changes in our ARO during each of the years ended December 31, 2010 and 2009 (in thousands):

	Year ended December 31,
	2010	2009
ARO liability at January 1 – current and noncurrent	$7,239	$4,537
Abandonments during period	(568)	(24)
Accretion expense	365	323
Changes in estimates	501	2,403
ARO liability at December 31 – current and noncurrent	$7,537	$7,239

At December 31, 2010, the Company revised upwards its estimates of ARO expense and recorded an additional liability of $501,000, with a corresponding increase in oil and gas properties.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 8 — Long-Term Debt and Notes Payable

The following table sets forth the Company’s long-term debt position, excluding long-term debt related to assets held for sale, as of December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009
Senior Credit Facility	$-	$13,029
New Senior Credit Facility (related party)	5,316	-
Notes Payable - Kovar	2,911	2,708
Notes Payable - Former Minority Shareholders	768	714
	8,995	16,451
Less: Current maturities	-	13,029
Long-term debt, less current maturities	$8,995	$3,422

Annual maturities of indebtedness at December 31, 2010 are as follows (in thousands):

For the Year Ending December 31,
2011	$-
2012	5,316
2013	3,679
Thereafter	-
$8,995

Senior Credit Facility and New Senior Credit Facility

On March 14, 2008, TEC and PER Gulf Coast, Inc. (“Borrower”), wholly-owned subsidiaries of Platinum, entered into a Senior Secured Revolving Credit Facility (“Senior Credit Facility”) with Bank of Texas. The Senior Credit Facility provided for a revolving credit facility up to the lesser of the borrowing base and $100 million. The initial borrowing base was set at $35 million. The facility was collateralized by substantially all of the Company’s proved oil & gas assets as well as substantially all of the derivative financial instruments discussed in Note 5. The Senior Credit Facility was originally to mature on March 14, 2012.

Under the terms of the Senior Credit Facility, the Borrower was required to maintain certain financial and nonfinancial covenants. Platinum, as the parent company, was not a co-borrower or guarantor of the line. Transfers from the Borrower to Platinum were limited to (i) $1 million per fiscal year to the parent for management fees, and (ii) the repayment of up to $2 million per fiscal year in subordinate indebtedness owed to the parent.

In June 2009, the borrowing base was reduced to $15 million and the Senior Credit Facility was amended to change the interest rate provisions and modify the maturity date to June 1, 2010. In addition, the Borrower was obligated to the lender for a monthly fee of any unused portion of the line of credit at the rate of 0.50% per annum. In May 2010, the Company paid down $1.5 million on the Senior Credit Facility, and in June 2010, subsequent to the modified due date, the Company paid down an additional $2 million on the Senior Credit Facility utilizing cash on hand and the proceeds from the liquidation of certain derivative contracts as further described in Note 5.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 8 — Long-Term Debt and Notes Payable (continued)

On August 6, 2010, with an effective date of June 1, 2010, the Company and the Bank of Texas executed an Amendment to the Senior Credit Facility. The Amendment (1) granted the Company an extension on the maturity date of the loan to September 1, 2010, (2) reduced the Borrowing Base under the Senior Credit Facility to approximately $9.5 million, (3) required the Company to reduce the then outstanding balance of $9.5 million under the Senior Credit Facility by $1 million, (4) waived certain events of default of the Borrower through the period ended May 31, 2010, and (5) increased the interest rate floor to a rate of not less than 5% per annum. The Company paid a fee of $40,000 to the Bank of Texas in connection with the waivers and the extension in the maturity date and $36,846 in interest. Additionally, on August 6, 2010, the Company used cash on hand to pay down $1.0 million on the Senior Credit Facility, reducing the Bank of Texas loan balance to approximately $8.5 million. On August 30, 2010, the Company liquidated its swap derivatives for approximately $3.5 million as further described in Note 5 and used those proceeds to pay down the Credit Facility to a balance of approximately $5.0 million.

On September 1, 2010, A.R. Development Corporation (“A.R. Development”), a company owned and controlled by Al Rahmani, CEO of Platinum at September 1, 2010 and through January 31, 2011, purchased the Senior Credit Facility and all rights to the ancillary security from Bank of Texas. At the time of the purchase, the balance on the Senior Credit Facility was approximately $5.0 million. The Independent Committee of the Board of Directors (“Board”) of the Company entered into a Loan on behalf of the Company with A.R. Development (“Agreement”) pursuant to A.R. Development’s acquisition of the Senior Credit Facility, referred to herein as the New Senior Credit Facility.

The Agreement provides for an initial fixed term of six months from September 1, 2010 and carries an interest rate of 5.5% per annum for the first two months ending November 1, 2010, 6% per annum for the next two months ending January 1, 2011, followed by an interest rate of 6.5% per annum until March 1, 2011. Additionally, the Company paid a $40,000 loan origination fee to A. R. Development, which was expensed. It was understood that the New Senior Credit Facility would no longer be a revolving note and therefore, no new advances will be made to the Company. The New Senior Credit Facility carries the same rights as the Senior Credit Facility, and remains collateralized by substantially all of the Company’s oil and gas assets and commodity derivatives contracts.

If the Company makes payment on the New Senior Credit Facility during the term, subsequent interest will accrue on the remaining outstanding amount. Interest and principal payments will be in Canadian currency. The New Senior Credit Facility was valued at $5,316,510 at December 31, 2010, using the currency exchange rate as of that date. The Company recognized a currency loss of $333,814 for the year ended December 31, 2010 due to unfavorable changes in the currency exchange rate.

On March 1, 2011, the Company and A. R. Development Corporation amended the Agreement, extending repayment of the New Senior Credit Facility to March 1, 2012, with an interest rate of 7.5% per annum for the first three months of the loan extension. Thereafter, until March 1, 2012, the interest rate will be 8% per annum. The Company paid A. R. Development an extension fee of $25,000, which was expensed. The outstanding principle balance and all accrued but unpaid interest is due on March 1, 2012. Additionally, the amendment provided that on March 1, 2011, the balance due to A.R. Development shall be converted from Canadian dollars to U.S. dollars, using the current exchange rate, and all future payments will be made in U.S. dollars. The March 1, 2011 conversion of the Net Senior Credit Facility from Canadian dollars to U.S. dollars resulted in a realized currency exchange loss of $432,079 recognized during March 2011. The outstanding New Senior Credit Facility was classified as a noncurrent liability at December 31, 2010, based on the extended due date of March 1, 2012.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 8 — Long-Term Debt and Notes Payable (continued)

Notes Payable

As part of the acquisition of Maverick, the Company agreed to pay $5 million to Maverick’s selling stockholders over five years pursuant to non-interest bearing cash flow notes, subject to certain escrows, holdbacks and post-closing adjustments (“Cash Flow Notes”). The Cash Flow Notes, which are an obligation of Platinum and not part of the Maverick Chapter 11 proceedings, are payable quarterly at the rate of 50% of pre-tax net income generated by the Maverick business on a stand-alone basis in the preceding quarter. At the five year anniversary of the Cash Flow Notes, if the aggregate quarterly payments made pursuant to the formula described in the preceding sentence are less than $5 million, any shortfall will be converted into a one year term note, bearing interest at the prime rate plus 2% per annum, with principal and interest due in equal monthly installments over the twelve month term. The Cash Flow Notes can be accelerated by certain events, including change in control of Maverick.

The Cash Flow Notes were reduced by the amount of the working capital post-closing adjustment, which was determined by the Company to be $645,596. At the time the acquisition was completed, a discount of $1,320,404 was recorded and deducted from the Cash Flow Notes as these notes are non-interest bearing for the initial five years of their term, resulting in a net carrying value of the Cash Flow Notes on April 29, 2008 of $3,034,000. Accretion of the discount related to the Cash Flow Notes of $256,540 and $238,651 for the years ended December 31, 2010 and 2009, respectively, was recognized as interest expense.

Maverick’s selling shareholders were comprised of a single majority shareholder, Robert L. Kovar, and several minority shareholders. The Cash Flow Notes are presented herein based on the Cash Flow Note issued to Mr. Kovar and the aggregate of the Cash Flow Notes issued to the minority selling shareholders.

On April 16, 2009, the Company received a written notice of acceleration from Robert L. Kovar Services, LLC (“Kovar”), as the stockholder representative, claiming the Company failed to make timely mandatory prepayments in the amount of $110,381 due under the terms of the Cash Flow Notes. The Company has not reclassified the long-term portion of these Cash Flow Notes to current liabilities. It is the Company’s position that Maverick generated pretax quarterly losses during the period April 29, 2008 through December 31, 2010, and as such the Company was not obligated to make any mandatory payments to the note holders.  GAAP requires certain intangible assets to be amortized over their useful lives and for goodwill and intangible assets to be reviewed annually for potential impairment.  The pretax income as calculated by Kovar did not include amortization expense or impairment charges related to intangible assets and goodwill in accordance with GAAP. These Cash Flow Notes are now the subject of litigation between Kovar and the Company as further described in Note 13.

Note 9 — Related Party Transactions

On September 1, 2010, A.R. Development Corporation, a related party, purchased the Senior Credit Facility and all rights to the security from Bank of Texas. The Company’s CEO at the time and also a member of the Company’s Board of Directors, Al Rahmani, is the owner of A.R. Development Corporation. See Note 8 for further discussion.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 10 — Equity and Stock Plans

Stock Based Compensation

On March 20, 2006, the Company’s Board of Directors (“Board”) approved the 2006 Long-Term Incentive Plan (the “Plan). Pursuant to the Plan, the Company may grant up to 4,000,000 incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards, or performance bonuses (collectively, “Awards”) to officers and key employees. In addition, the Plan authorizes the grant of non-qualified stock options and restricted stock awards to directors and to any independent contractors and consultants.

Options generally become exercisable in 20% to 25% cumulative annual increments beginning with the date of grant and expire at the end of ten years. Pursuant to the Plan, any shares of Common Stock related to Awards which terminate by expiration, forfeiture, cancellation or otherwise without the issuance of shares of Common Stock or are exchanged in the Board’s discretion for Awards not involving Common Stock, shall be available again for grant under the Plan and shall not be counted against the shares authorized.

The Company recognizes the fair value of share-based payments over the vesting periods of the awards. The Company recorded stock-based compensation attributable to options of $59,750 and $75,297 during the years ended December 31, 2010 and 2009, respectively. Measured but unrecognized stock-based compensation expense at December 31, 2010 was $9,426, which is expected to be recognized as expense over a weighted-average period of 2.5 years.

Stock option activity and related information for the years ended December 31, 2010 and 2009 is as follows:

		Weighted
	Number	Average
	of Share	Exercise
	Options	Price
Outstanding at December 31, 2008	140,000	$3.86
Granted	32,000	0.61
Exercised	—	—
Forfeited	(21,000)	1.39
Outstanding at December 31, 2009	151,000	$3.52
Granted	—	—
Exercised	—	—
Forfeited	(130,000)	3.86
Outstanding at December 31, 2010	21,000	$1.39

Exercisable at December 31, 2010	16,150	$2.60

Options outstanding at December 31, 2010 have an aggregate intrinsic value of $0 due to the Company’s common stock selling at less than the exercise price of the outstanding options as of that date. At December 31, 2010, 3,979,000 options are available for future grants.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 10 — Equity and Stock Plans

Treasury Stock

The Company accounts for treasury shares using the cost method. In February 2010, the Company settled its dispute with Mr. Lance Duncan and issued him 535,714 shares of common stock out of its treasury stock holdings. The shares were originally recorded as treasury shares at the Company’s purchase cost of $7.84 per share, or $4,199,409.  With the subsequent reissuance, the Company reduced the cost of treasury shares by $4,199,409 and recorded $3,101,194, representing the difference between the original acquisition cost of the shares and the value accrued by the Company, as a decrease in additional paid-in capital.

Note 11 — Income Taxes

No provision for federal income taxes has been recognized for the years ended December 31, 2010 and 2009 as the Company incurred a net operating loss for income tax purposes in each year and has no carryback potential. The current period income tax expense is solely attributable to Texas Margin taxes accrued during the period.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets in a reasonable period of time.  In making this determination, it considers all available positive and negative evidence and makes certain assumptions, including, among other things, the deferred tax liabilities; the overall business environment; the historical earnings and losses; and its outlook for future years.  At December 31, 2010 and 2009, the Company provided a full valuation allowance for its deferred tax assets, as it is more likely than not that these assets will not be realized in a reasonable period of time.

Significant components of deferred tax assets and liabilities resulting from continuing operations at December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Deferred expenses - start-up costs	$537	$537
Asset retirement obligation	1,739	1,612
Allowance for doubtful accounts	84	79
Depletion carryforward	4,839	1,924
Net operating loss carryforward	8,406	9,737
Commodity derivatives	267	-
Other	35	-
Less: valuation allowance	(10,079)	(8,735)
	5,828	5,154

Commodity derivatives	-	(1,840)
Property and equipment	(5,828)	(3,314)
Net deferred tax assets	$-	$-

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 11 — Income Taxes (continued)

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate as reported is as follows:

	2010	2009
Taxes at federal statutory rate	35.0%	34.5%
State income tax net of federal benefit	(3.1)%	0.2%
Nondeductible expenses	(0.5)%	(2.7)%
Increase and true-up of valuation allowance	(35.7)%	(2.7)%
Effective income tax rate	(4.3)%	29.3%

At December 31, 2010, the Company has net operating loss carryforwards of approximately $24.0 million for federal income tax purposes (decrease of approximately $3.8 million from the prior year). These net operating loss carryforwards may be carried forward in varying amounts, subject to certain limitations, until the time when they begin to expire in 2026 through 2031. In addition to any Section 382 limitations for change of control, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under ASC 740.

At December 31, 2010 and 2009 the Company evaluated its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions. The Company’s tax years 2007 and forward are subject to examination.

Note 12 — Benefit Plan

As of December 31, 2010, the Company did not sponsor any benefit plans through its subsidiaries included in continuing operations, with the only subsidiary of the Company sponsoring benefit plans being Maverick, which is classified as held for sale. Prior to its acquisition by Platinum, Maverick adopted a defined contribution plan under Section 401(k) of the Internal Revenue Code for the benefit of all employees who have met certain length-of-service requirements. Under this plan, Maverick employees may elect to make contributions pursuant to a salary reduction agreement. Each year, Maverick may make a matching contribution to the plan on behalf of the participating employees. Employer contributions to the plan are discretionary. For the years ended December 31, 2010 and 2009, employer contributions included in loss on discontinued operations totaled $0 and $180,000, respectively.

Note 13 — Commitments and Contingencies

Litigation and Other Legal Matters

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not anticipate these matters to have a materially adverse effect on the financial position or results of operations of the Company.

Continuing Operations – Platinum and subsidiaries included in continuing operation

Exxon Mobil Litigation

On January 16, 2008, Exxon Mobil Corporation filed a petition in the 270th District Court of Harris County, Texas, naming the Company as a defendant, along with TEC and a third party, Merenco Realty, Inc., demanding environmental remediation of certain properties in Tomball, Texas. In 1996, pursuant to an assignment agreement, Exxon Mobil sold certain oil and gas leasehold interests and real estate interests in Tomball, Texas to TEC’s predecessor in interest, Merit Energy Corporation. In 1999, TEC assigned its 50% undivided interest in one of the tracts in the acquired property to Merenco, an affiliate of TEC, owned 50% by our Chairman of the Board, Tim Culp. In October 2007, the Texas Railroad Commission notified Exxon Mobil of an environmental site assessment alleging soil and groundwater contamination for a site in the area of Tomball, Texas. Exxon Mobil believes that the site is one which was sold to TEC and claims that TEC is obligated to remediate the site under the assignment agreement. Exxon Mobil has requested that the court declare the defendants obligated to restore and remediate the properties and has requested any actual damages arising from breach and attorneys’ fees. We believe that Exxon Mobil’s claim that TEC is responsible for any remediation of such site is without merit, and we intend to vigorously defend ourselves against this claim. However, no assurance can be given that we will prevail in this matter and we currently are not able to estimate the range of possible exposure or loss, if any, that might result from this litigation. We acquired substantially all the assets and liabilities of TEC in the TEC acquisition. Merenco was not acquired by us in the TEC acquisition and our Chairman, Tim Culp, continues to have a 50% ownership interest in Merenco.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 13 — Commitments and Contingencies (continued)

On August 16, 2010, the Court issued an order to abate the case. However, the Court has the right to reopen the case in the future. The order in this case has no financial impact on the Company.

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

 Kovar Litigation #1

On December 3, 2008, Robert Kovar filed suit against Platinum alleging that he “Resigned for Good Reason” according to his employment contract. Mr. Kovar was seeking a Declaration Judgment that he had “Good Reason” to resign his employment at Platinum Energy and Maverick Engineering. Mr. Kovar also requested payment of the severance package, accelerated vesting of options and accelerated payment of a note held by Mr. Kovar, presented as Notes Payable – Kovar in Note 8, plus attorney fees and court costs. The Company’s contention is that Mr. Kovar resigned his position without good reason and is therefore, not entitled to severance or accelerated vesting of options. Further, we believe that the Notes Payable - Kovar have been cancelled and that Platinum Energy in no longer obligated to make any payments thereunder, pursuant to the terms of Mr. Kovar’s employment agreement.

On April 16, 2009, the Company received a written notice of acceleration from Robert L. Kovar Services, LLC, as the stockholder representative, claiming that the Company failed to make timely mandatory prepayments in the amount of $110,381 due under the terms of the Notes Payable – Kovar and Notes Payable – Former Minority Shareholders, collectively referred to hereafter as “Cash Flow Notes”, which are governed by a Loan Agreement and related Security Agreement (collectively, the “Loan Agreement”) originally dated April 30, 2005 and April 29, 2005, respectively. On April 29, 2009, Maverick received a notice of acceleration (the “Acceleration Letter”) with respect to the Cash Flow Notes that alleges Maverick failed to comply with certain covenants under the terms of the Loan Agreement and that Maverick failed to make payments due under the Cash Flow Notes. The outstanding principal, accrued interest and late charges alleged to be owed by Maverick in the Acceleration Letter total $4,659,227. The Acceleration Letter also contends that interest continues to accrue at the default rate of 18% per annum. In a separate letter, dated May 1, 2009, Kovar, as the stockholder representative for the sellers, purported to terminate the revolving credit facility under the Loan Agreement and demanded turnover of all collateral securing indebtedness under the Loan Agreement. The Company and Maverick have asserted claims in litigation against the holders of the Cash Flow Notes, Robert L. Kovar Services, LLC, Robert L. Kovar, individually, and others.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 13 — Commitments and Contingencies (continued)

On January 30, 2011, the presiding judge in the case ruled in favor of the Company, denying Mr. Kovar’s claim for breach of his employment agreement and concluding that Mr. Kovar did not have “good reason” to terminate his employment with Platinum Energy. At this time, a judgment affirming the January 30, 2011 ruling, which will be subject to appeal, is pending. At December 31, 2010 and 2009 the outstanding balance of the Cash Flow Notes issued to Mr. Kovar, of $2.9 million and $2.7 million, respectively, is reflected as a non-current liability, pending receipt of the judgment in favor of the Company denying Mr. Kovar’s claim and the outcome of any potential appeal by Mr. Kovar. The Company does not anticipate an extinguishment of the Cash Flow Notes issued to the former minority shareholders and has presented the amount due to the minority shareholders as a noncurrent liability of $768,185 and $714,618 at December 31, 2010 and 2009, respectively.

Kovar Litigation #2

On May 3. 2009, Platinum and Maverick Engineering, Inc. filed suit against Kovar, Robert L. Kovar (individually), Rick J. Guerra, and Walker, Keeling, & Carroll. L.L.P. (“WKC”) collectively (the Defendants”) alleging, among other things, a suit for declaratory judgment asking the court to declare that Platinum and Maverick are entitled to indemnification from the former Maverick stockholders, including Mr. Guerra and Mr. Kovar, for any damages they suffer as a result of a default on any note contained in the Maverick and PermSUB Merger Agreement. In addition, Platinum and Maverick asked the Court to declare that WKC breached the merger agreement by not stepping down as the Merger Escrow Agent. Platinum and Maverick have also sued to recover costs of court and attorneys’ fees.

On or about January 11, 2011, Platinum, Maverick and WKC entered into an agreement whereby they agreed to mutually release all claims against each other as of the date of the agreement, which resulted in WKC being removed as a defendant in the May 3, 2009 suit filed by Platinum and Maverick. None of the claims by or between any of the other parties was released.

On January 30, 2011, the presiding judge in the case ruled that Platinum is not entitled to indemnification from the former Maverick shareholders. As discussed above in Kovar Litigation #1, also on January 30, 2011, the presiding judge in the case ruled in favor of the Company, denying Mr. Kovar’s claim for breach of his employment agreement and concluding that Mr. Kovar did not have “good reason” to terminate his employment with Platinum Energy. At this time, a judgment affirming the January 30, 2011 ruling, which will be subject to appeal, is pending.

On March 2, 2011, the presiding judge denied Platinum’s request for attorney fees and awarded attorney fees to the former Maverick shareholders in the amount of $750,000. Although, the Company intends to appeal the awarding of attorney fees, the Company has recorded an accrued liability as of December 31, 2010 of $750,000, in light of the January 30, 2011 unfavorable ruling.

Kovar Litigation #3

On December 14, 2010, Robert L. Kovar Services, LLC filed suit against Robert L. Kovar and Kovar Mineral Partners on their guarantees of the notes issued by Maverick to Maverick’s former shareholders, which are presented in Note 3 and total $4,572,994. Platinum was sued as a third party defendant by Robert L. Kovar and Kovar Mineral Partners to seek indemnification for the guarantees. The amount of the claim is undeterminable at this time and contingent upon several future events, including results of Maverick’s bankruptcy proceedings. The Company believes the suit is without merit, denies any wrongdoing or liability in the matter, and is vigorously defending itself. Although the Company believes the suit is without merit and expects to prevail, no assurance can be given with respect to the ultimate outcome. No liability has been accrued in connection with this suit.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 13 — Commitments and Contingencies (continued)

Meier Litigation

On October 20, 2009, Lisa Meier filed suit for breach of her employment contract. According to the Petition, Ms. Meier resigned for “good cause” and she is seeking severance pay. On June 10, 2009, Ms. Meier delivered to the Board of Directors of Platinum Energy Resources, her second notice of intent to resign for “Good Reason.” Ms. Meier’s first notice was submitted on October 23, 2008, less than three months after entering into her employment agreement, and subsequently withdrawn. The Board of Directors accepted Ms. Meier’s resignation, but stated that “good reason” did not exist. At December 31, 2010 this matter was still in the early phase of litigation. During March 2011, Ms. Meier and the Company agreed to release all claims against each other and dismiss the litigation.

Environmental Contingencies

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

Significant fines and penalties may be imposed for the failure to comply with environmental laws and regulations. Some environmental laws provide for joint and several strict liabilities for remediation of releases of hazardous substances, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, such as oil and gas related products.

At the present time, the environmental laws do not materially hinder nor adversely affect our business. We believe we have abided by and are currently in compliance with all applicable environmental laws.

Discontinued Operations – Maverick Engineering, Inc.

CITGO Litigation

On October 14, 2009, Maverick Engineering filed suit in Harris County against CITGO Refining & Chemical Company, LP for Breach of Contract. According to the Petition, Maverick provided engineering services to CITGO, and CITGO has refused to pay for those services. Maverick is suing for recovery of $357,538, representing the outstanding accounts receivable balance due from CITGO on the date the suit was filed, plus damages, costs, attorney fees, interest, and other relief. In consideration of CITGO’s refusal to pay the outstanding amount the Company recorded a full allowance for doubtful collection of the $357,538 receivable during 2010. While Maverick has performed all terms, conditions, and covenants required under its contract with CITGO, it is too early in this litigation to be able to predict the outcome. Currently, this case is on hold due to the Maverick bankruptcy filing.

Maverick Engineering, Inc. Chapter 11 Reorganization

On November 24, 2010, Maverick filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Texas seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code. Neither Platinum Energy Resources, Inc. nor any of its other subsidiaries are included in this bankruptcy filing.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 14 — Subsequent Events

On January 11, 2011, Platinum, Maverick and WKC entered into an agreement whereby they agreed to mutually release all claims against each other as of the date of the agreement. None of the claims by or between any of the other parties was released.

On January 30, 2011, the presiding judge in the suit filed on May 3, 2009 by the Company, against Kovar, Robert L. Kovar (individually) and Mr. Guerra ruled that Platinum is not entitled to indemnification from the former Maverick shareholders.

On January 30, 2011, the presiding judge in the case of Robert L. Kovar v. Platinum Energy Resources, Inc. ruled in favor of Platinum denying Mr. Kovar’s claim for breach of his employment agreement and concluding that Mr. Kovar did not have “good reason” to terminate his employment with Platinum Energy. At this time, a judgment affirming the January 30, 2011 ruling, which will be subject to appeal, is pending.

On March 1, 2011, the Company and A. R. Development Corporation amended the loan agreement, extending repayment of the loan to March 1, 2012, with an interest rate of 7.5% per annum for the first three months of the loan extension. Thereafter, until March 1, 2011, the interest rate will be 8% per annum. The Company paid A. R. Development an extension fee of $25,000. The outstanding Loan balance and all accrued but unpaid interest is due on March 1, 2012. Additionally, the amendment provided that on March 1, 2011 the balance due to A.R. Development shall be converted from Canadian dollars to U.S. dollars, using the current exchange rate, resulting in a currency gain(loss) of and all future payments will be made in U.S. dollars. The March 1, 2011 conversion of the Net Senior Credit Facility from Canadian dollars to U.S. dollars resulted in a realized currency exchange loss of $432,079 recognized during March 2011.

On March 2, 2011, the presiding judge awarded attorney fees to the former Maverick shareholders in the amount of $750,000. It is Platinum’s intent to appeal the awarding of attorney fees. The Company has recorded an accrued liability as of December 31, 2010 of $750,000, in light of the January 30, 2011 ruling.

Note 15 — Oil and Gas Reserve Information (Unaudited)

The estimates of proved oil and gas reserves utilized in the preparation of the consolidated financial statements were prepared by Williamson Petroleum Consultants (Williamson), independent petroleum engineers. Future cash inflows were computed based on the 12-month un-weighted first-day-of-the-month average price for December 31, 2010 and 2009, respectively.

Future development, abandonment and production costs were computed by estimating the expenditures to be incurred in developing, producing, and abandoning proved oil and gas reserves at the end of the year, based on year-end costs. Future income taxes were computed by applying statutory tax rates to the estimated net pre-tax cash flows after consideration of tax basis and tax credits and carry forwards. All of the Company’s reserves are located in the United States. For information about the Company’s results of operations from oil and gas producing activities, see the accompanying consolidated statements of operations.

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 15 — Oil and Gas Reserve Information (Unaudited) – continued

Reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered.  The meaningfulness of reserve estimates is highly dependent on the accuracy of the assumptions on which they were based.  In general, the volume of production from oil and natural gas properties we own declines as reserves are depleted.  Except to the extent we conduct successful development activities or acquire additional properties containing proved reserves, or both, our proved reserves will decline as reserves are produced.    There have been no major discoveries or other events, favorable or adverse, that may be considered to have caused a significant change in the estimated proved reserves as of December 31, 2010.  The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of the Company’s proved reserves are proved developed non-producing and proved undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

Estimated Quantities of Proved Oil and Gas Reserves

The following table sets forth proved oil and gas reserves together with the changes therein and proved developed reserves (oil in Bbls, gas in Mcf, gas converted to Boe’s at six Mcf per Bbl) for the years ended December 31, 2010 and 2009 (in thousands):

	2010			2009
	Oil	Gas	Boe	Oil	Gas	Boe
Proved reserves:
Beginning of period	2,187	13,677	4,467	2,310	16,042	4,983
Revisions	778	454	854	138	(1,655)	(138)
Extensions and discoveries	—	—	—	—	—	—
Sales of minerals-in-place	—	—	—	—	—	—
Purchases of minerals-in-place	—	—	—	-	-	-
Production	(237)	(558)	(330)	(260)	(710)	(378)
End of period	2,728	13,573	4,991	2,188	13,677	4,467

Proved developed reserves:
Beginning of period	1,287	3,912	1,939	916	5,333	1,805
End of period	1,528	3,741	2,152	1,287	3,912	1,939

Proved undeveloped reserves:
Beginning of period	901	9,765	2,528	1,394	10,709	3,178
End of period	1,200	9,832	2,839	901	9,765	2,528

The Company’s proved undeveloped reserves (“PUD”) increased from 2009 to 2010 by 299 Mbbls of oil and 67 Mmcf of gas primarily associated with higher oil and gas prices resulting in improved economics and longer expected production from the PUD locations. The percentage of proved undeveloped reserves remained unchanged at 57% for both 2010 and 2009. During 2010, the Company did not invest in any PUD conversions.

Our major PUD projects are in our Tomball field, which account for 7,693 MMcf and 8,003 MMcf of our proved undeveloped reserves as of December 31, 2010 and 2009 respectively.  We acquired these reserves in our 2007 acquisition of Tandem Energy Corporation.  Since that time we have engaged in limited development of these reserves.  Our plan is to generate and secure sufficient funding to complete development of these reserves over the next two years.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 15 — Oil and Gas Reserve Information (Unaudited) – continued

During 2010, the development of the Company’s remaining PUD reserves has been delayed due to constraints on capital related to the Company’s credit facility. In 2011, the Company intends to resume investing in converting its inventory of PUD locations to proved developed locations.

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Reserves

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

The following table sets forth standardized measure of discounted future net cash flows (in thousands) relating to proved reserves for the years ended December 31, 2010 and 2009:

	2010	2009
Future cash inflows	$266,906	$168,370
Future costs:
Production	(114,531)	(72,821)
Development	(33,273)	(23,755)
Income taxes	(31,485)	(17,008)
Future net cash inflows	87,617	54,786
10% discount factor	(48,611)	(29,280)
Standardized measure of discounted net cash flows	$39,005	$25,506

The following table sets forth the changes in the future net cash inflows discounted at 10% per annum (in thousands):

	2010	2009
Beginning of period	$25,506	$44,346
Sales of oil and natural gas produced, net of production costs	(8,921)	(7,602)
Extensions and discoveries	-	-
Net change of prices and production costs	22,265	15,811
Change in future development costs	(4,955)	(1,998)
Previous estimated development costs incurred	-	1,546
Revisions of previous quantity estimates	13,967	(17,630)
Accretion of discount	2,551	4,435
Change in income taxes	(11,408)	(13,402)
Purchases of reserves in place	-	-
End of period	$39,005	$25,506

Results of Operations for Oil and Gas Producing Activities

Under full-cost accounting rules, the Company reviews the carrying value of its proved oil and gas properties each quarter. Under these rules, capitalized costs of proved oil and gas properties, net of accumulated DD&A and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties included in the costs being amortized, net of related tax effects (the “ceiling”). These rules generally require pricing future oil and gas production at the unescalated average of oil and gas prices, calculated as the un-weighted arithmetical average of the first day of the month realized price for the preceding 12 months. A write-down is required if the “ceiling” is exceeded.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 15 — Oil and Gas Reserve Information (Unaudited) – continued

The Company did not record any ceiling test impairment during the year ended December 31, 2010. The Company recorded a non-cash ceiling test impairment of oil and natural gas properties of $16.2 million ($11.1 million, net of tax) during the year ended December 31, 2009. The impairment in 2009 was a result of declines in commodity prices and negative revisions in the Company's proved reserve quantities. The estimated present value of future cash flows relating to proved reserves is extremely sensitive to prices used at any measurement period.

The prices used for each commodity for the year ended December 31, 2010 and 2009 as adjusted were as follows:

As of December 31,	Oil	Gas
2010	$76.30	$4.33
2009	$56.63	$3.25

The following table sets forth the results of operations for producing activities for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Revenues	$20,408	$17,307
Production costs	(11,486)	(9,704)
Depreciation, depletion, amortization and impairment (1)	(4,347)	(21,997)
Income tax expense	-	-
Results of operations from producing activities (excluding corporate overhead and interest costs)	$4,575	$(14,394)

 (1) Includes ceiling limitation impairment charge of $16.2 million for the year ended December 31, 2009.

Capitalized Costs and Accumulated Depreciation, Depletion and Amortization (in thousands)

	2010	2009
Proved oil and gas properties	$207,639	$206,033
Unproved oil and gas properties	2,258	2,258
Accumulated depreciation, depletion and impairment	(168,844)	(164,497)

	$41,053	$43,794

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities (in thousands)

	2010	2009
Acquisition of properties
Proved	$-	$-
Unproved	-	-
Exploration costs	-	-
Development costs	1,105	1,580
Total costs incurred	$1,105	$1,580