Form 10-Q
period 2011-03-31
PLATINUM ENERGY RESOURCES INC
filed 2011-06-14
CIK 1329605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of June 13, 2011, 22,606,476 of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PLATINUM ENERGY RESOURCES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2011	December 31, 2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,453,011	$1,307,745
Restricted cash	448,851	466,761
Accounts receivable, net of $562,745 allowance for doubtful accounts at March 31, 2011 and December 31, 2010
Oil and gas sales	2,038,693	2,087,914
Due from joint interest partner	169,168	660,638
Inventory	80,603	91,588
Fair value of commodity derivatives - current	57,200	269,400
Prepaid expenses and other current assets	41,007	28,602
Assets held for sale – discontinued operations	3,367,722	3,455,241
Total current assets	8,656,255	8,367,889

NON-CURRENT ASSETS
Property and equipment, at cost
Oil and gas properties, full cost method	210,052,708	209,896,996
Land	2,700,000	2,700,000
Equipment	3,937,486	3,939,986
Less accumulated depreciation, depletion, amortization and impairment	(172,934,986)	(171,806,199)
Property and equipment, net	43,755,208	44,730,783
Total assets	$52,411,463	$53,098,672

The accompanying notes are an integral part of these consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2011	December 31, 2010
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES, not subject to compromise
Accounts payable - trade	$771,761	$1,736,534
Accounts payable - oil and gas sales	1,050,497	820,620
Accrued liabilities and other	2,277,508	2,102,439
Income taxes payable	165,363	132,690
Current portion of asset retirement obligation	828,357	923,751
Current maturities of long-term debt – related party	5,414,775	-
Current liabilities related to assets held for sale – discontinued operations, not subject to compromise	2,367,563	2,330,397
Total current liabilities, not subject to compromise	12,875,824	8,046,431

NON-CURRENT LIABILITIES, not subject to compromise
Long-term debt and notes payable, less current maturities	3,746,057	3,678,972
Long-term debt, less current maturities – related party	-	5,316,510
Asset retirement obligation, less current portion	6,677,751	6,613,534
Noncurrent liabilities related to assets held for sale – discontinued operations, not subject to compromise	45,556	81,588

Total liabilities, not subject to compromise	23,345,188	23,737,035

LIABILITIES SUBJECT TO COMPROMISE, RELATED TO ASSETS HELD FOR SALE – DISCONTINUED OPERATIONS	5,099,307	5,098,455

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 1,000,000 authorized, 0 issued	-	-
Common stock, $0.0001 par value; 75,000,000 shares authorized; 24,068,675 shares issued and 22,606,476 shares outstanding at March 31, 2011 and December 31, 2010	2,407	2,407
Additional paid-in capital	152,152,899	152,134,327
Accumulated deficit	(116,726,283)	(116,411,497)
Treasury stock, at cost - 1,462,199 shares at March 31, 2011 and December 31, 2010	(11,462,055)	(11,462,055)
Total stockholders' equity	23,966,968	24,263,182

Total liabilities and stockholders' equity	$52,411,463	$53,098,672

The accompanying notes are an integral part of these consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Oil and gas sales	$5,718,849	$6,056,196

Costs and expenses
Lease and other operating expense	2,752,359	2,290,867
Marketing, general and administrative expense	1,292,701	1,503,360
Depreciation, depletion and amortization expense	1,122,787	1,293,476
Accretion of abandonment obligations	134,041	356,347
Total costs and expenses	5,301,888	5,444,050

Operating income	416,961	612,146

Other income (expenses)
Interest income	2,300	49,735
Interest expense	(67,131)	(210,525)
Interest expense – related party	(113,133)	-
Realized and unrealized loss on commodity derivatives, net	(212,244)	(1,305,806)
Foreign currency exchange loss	(98,265)	-
Total other income (expenses)	(488,473)	(1,466,596)

Loss before income taxes and discontinued operations	(71,512)	(854,450)

Income tax expense (benefit)	(8,267)	-
Loss before discontinued operations	(63,245)	(854,450)

Loss from discontinued operations	(251,541)	(98,322)
Net loss	$(314,786)	$(952,772)

LOSS PER COMMON SHARE (BASIC AND DILUTED):

Loss from continuing operations, net of tax	$(0.00)	$(0.04)
Loss from discontinued operations, net of tax	(0.01)	(0.00)
Net loss per common share	$(0.01)	$(0.04)

Weighted average shares outstanding (basic and diluted)	22,606,476	22,338,619

The accompanying notes are an integral part of these consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(314,786)	$(952,772)
Loss from discontinued operations	251,541	98,322
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	1,122,787	1,293,476
Accretion of asset retirement obligation	134,041	356,347
Stock-based compensation	18,572	-
Amortization of debt discount	67,085	62,407
Realized and unrealized loss on commodity derivatives, net	212,200	1,305,806
Foreign currency exchange loss	98,265	-
Changes in operating assets and liabilities:
Accounts receivable – oil and gas sales	49,221	(513,366)
Accounts receivable – due from joint interest partner	491,470	(196,340)
Inventory	10,985	(28,366)
Prepaid expenses and other current assets	(12,405)	87,297
Accounts payable – trade and oil and gas sales	(734,896)	404,480
Accrued liabilities and other	175,069	172,392
Income taxes payable	32,673	(51,707)
Cash provided by operating activities – continuing operations	1,601,822	2,037,977
Cash provided by operating activities – discontinued operations	(109,499)	490,451
Cash provided by operating activities	1,492,323	2,528,428

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(312,430)	(51,608)
Cash received (paid) on settlement of derivatives	-	473,306
Increase in restricted cash	17,910	-
Cash funded to Maverick	(162,036)	(240,571)
Cash provided by (used in) investing activities – continuing operations	(456,556)	181,127
Cash used in investing activities – discontinued operations	-	-
Cash provided by (used in) investing activities	(456,556)	181,127

The accompanying notes are an integral part of these consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	-	(20,015)
Cash used in financing activities – continuing operations	-	(20,015)
Cash used in financing activities – discontinued operations	(32,699)	(33,243)
Cash used in financing activities	(32,699)	(53,258)

Net increase in cash	1,003,068	2,656,297
Less (add): net decrease (increase) in cash – discontinued operations	(142,198)	(457,208)
Net increase in cash – continuing operations	1,145,266	2,199,089

Cash and cash equivalents - beginning of the period	1,307,745	2,035,635
Cash and cash equivalents - end of the period	$2,453,011	$4,234,724

SUPPLEMENTAL INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$53,688	$147,920

NONCASH TRANSACTIONS:
Issuance of treasury stock to settle accrued liability	$-	$1,098,215

The accompanying notes are an integral part of these consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Note 1 — Organization, Nature of Operations and Bankruptcy Proceedings

Platinum Energy Resources, Inc. (which we refer to as “we,” “us,” “Platinum” or the “Company”) is an independent oil and gas production company. Platinum Energy Resources, Inc. is a holding company and all operations are conducted by its subsidiaries, which include Platinum Energy Resources Gulf Coast, Inc., Tandem Energy Corporation, Mixon Drilling, Inc., Red Iron Tool Company, Inc., and Maverick Engineering, Inc.

During November 2010 and in conjunction with Maverick Engineering, Inc. (“Maverick”) seeking reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”), Platinum determined it would sell, or otherwise dispose of, its entire ownership interest in Maverick and discontinue its engineering services operating segment. Since that time, the Company’s continuing operations include operations from only one business line - independent oil and gas production, through which the Company conducts oil and natural gas development, acquisition, and production. The Company and Maverick are currently developing the reorganization plan and intend to submit the reorganization plan for confirmation prior to the extended due date of July 23, 2011. Additional information related to our discontinued operations can be found in Note 4.

Note 2 — Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of March 31, 2011 and 2010 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The consolidated financial statements as of and for the three months ended March 31, 2011 and 2010 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The consolidated balance sheet at December 31, 2010 has been derived from audited consolidated financial statements; however, the notes to the consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Note 3 — Summary of Significant Accounting Policies

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Note 3 — Summary of Significant Accounting Policies (continued)

Due to the Company’s decision to discontinue the engineering services line of business and sell, or otherwise dispose of, its ownership of Maverick, the Company’s consolidated financial statements have also been prepared in accordance with ASC Topic 205-20, Discontinued Operations, and ASC Topic 360-10-45, Other Presentation Matters.  Assets held for sale were $3,367,722 and $3,455,241 as of March 31, 2011 and December 31, 2010, respectively. Assets held for sale include all assets of Maverick.

In accordance with ASC 852, Maverick (i) separated liabilities that are subject to compromise from liabilities that are not subject to compromise and (ii) distinguished transactions and events that were directly associated with the reorganization from those that are associated with the ongoing operations of the business. Maverick’s liabilities subject to compromise and liabilities not subject to compromised are presented separately, as liabilities related to assets held for sale, in the Company’s consolidated financial statements.

Expenses incurred and settlement impacts due to the Chapter 11 cases are reported separately as reorganization expenses, net on Maverick’s Statements of Operations. For the three months ended March 31, 2011, reorganization expenses were $76,309 and consisted solely of legal fees.  Interest expense related to pre-petition indebtedness has been reported only to the extent that it will be paid during the pendency of the Chapter 11 cases, is permitted by Bankruptcy Court approval or is expected to be an allowed claim.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include volumes of oil and natural gas reserves, abandonment obligations, impairment of oil and natural gas properties, depreciation, depletion and amortization, income taxes, bad debts, the value of commodity derivatives, contingencies and litigation.

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Note 3 — Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and money market funds for purposes of the statements of cash flows. The Company considers all highly liquid monetary instruments with original maturities of three months or less to be cash equivalents.  These investments are carried at cost, which approximates fair value. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits.  The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”).  Beginning December 31, 2010 through December 31, 2012 all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to the depositor’s other accounts held by a FDIC-insured institution, which are insured for balances up to $250,000 per depositor until December 31, 2013.  At March 31, 2011, the Company had $1,528,724 in cash deposits in excess of FDIC insured limits.

Restricted Cash

At March 31, 2011 and the Company had $448,851 of restricted cash compared to $466,761 at December 31, 2010.  Restricted cash is classified as a current asset. The restricted cash serves as collateral for letters of credit. No letter of credit has a maturity greater than one year, although certain of them can be renewed for another year. The cash is held in custody by the issuing bank, is restricted as to withdrawal or use and is currently invested in money market funds. Income from these funds is paid to the Company.

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

The Company’s reported balance of accounts receivable, net of allowance for doubtful accounts, represents management’s estimate of the amount that ultimately will be realized in cash.  The Company reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical payment trends, the age of the receivables and knowledge of the individual customers or joint interest owners.  When the analysis indicates, management increases or decreases the allowance accordingly.  However, if the financial condition of our customers were to deteriorate, additional allowances may be required. The Company did not change its allowance for doubtful accounts during the quarter ended March 31, 2011.

Inventories

Inventories consist principally of tubular goods and equipment and are valued at lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.  Periodically, obsolescence reviews are performed for slow-moving inventory and reserves are established based on current assessment of future usage. At March 31, 2011 and December 31, 2010, no reserve for obsolescence was required.

Oil and Gas Properties

The Company uses the full-cost method of accounting for its development activities. Under this method of accounting, the cost of both successful and unsuccessful development activities is capitalized as oil and gas property and equipment. Proceeds from the sale or disposition of oil and gas properties are accounted for as a reduction to capitalized costs unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country, in which case a gain or loss would be recognized in the statement of operations. The Company has defined a cost center by country. Currently, all of the Company’s oil and gas properties are located within the continental United States, its sole cost center.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Note 3 — Summary of Significant Accounting Policies (continued)

Oil and gas properties may include costs that are excluded from costs being depleted. Oil and gas costs excluded represent investments in unproved properties and major development projects in which the Company owns a direct interest. These unproved property costs include nonproducing leasehold, geological and geophysical costs associated with leasehold or drilling interests and in process development drilling costs. All costs excluded are reviewed at least quarterly to determine if impairment has occurred.  The Company did not exclude any costs at March 31, 2011 or December 31, 2010.

Proved Oil and Gas Reserves

In accordance with Rule 4-10 of SEC Regulation S-X, proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. The price used to establish economic recoverability is the average price during the 12-month period preceding the end of the entity's fiscal year and calculated as the un-weighted arithmetic average of the first-day-of-the-month price for each month within such 12-month period.

Ceiling Test

Under the full cost method of accounting, a ceiling test is performed quarterly. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test determines a limit on the carrying value of oil and gas properties.  The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization, and impairment and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, generally using current prices (with consideration of price changes only to the extent provided by contractual arrangements) as of the date of the latest balance sheet presented and including the effect of derivative instruments that qualify as cash flow hedges, discounted at 10%, net of related tax effects, plus the cost of unevaluated properties and major development projects excluded from the costs being amortized. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated depreciation, depletion, amortization and impairment. In the application of the full cost method, the term “current price” means the average price during the 12-month period prior to the end of the current period, determined as the un-weighted arithmetical average of the prices on the first day of each month within the 12-month period.

In accordance with SEC Staff Accounting Bulletin ("SAB") No. 103, Update of Codification of Staff Accounting Bulletins, derivative instruments qualifying as cash flow hedges are to be included in the computation of the limitation on capitalized costs. The Company has not accounted for its derivative contracts as cash flow hedges.

The ceiling test performed at March 31, 2011, indicated no impairment of the Company’s oil and gas properties was required.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization is provided using the unit-of-production method based upon estimates of proved oil and natural gas reserves with oil and natural gas production being converted to a common unit of measure based upon their relative energy content. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment (ceiling test) indicate that the proved properties are impaired, the amount of the impairment is deducted from the capitalized costs to be amortized. Once the assessment of unproved properties is complete and when major development projects are evaluated, the costs previously excluded from amortization are transferred to the full cost pool and amortization begins. The amortizable base includes estimated future development costs and where significant, dismantlement, restoration and abandonment costs, net of estimated salvage value.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Note 3 — Summary of Significant Accounting Policies (continued)

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists and engineers which require significant judgment, as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expense. There have been no material changes in the methodology used by the Company in calculating depletion of oil and gas properties under the full cost method during the three months ended March 31, 2011 and 2010.

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

Property and Equipment, other than Oil and Gas Properties

Property and equipment are carried at cost, less accumulated depreciation.  Depreciation expense ($68,787 for the three months ended March 31, 2011 and $31,978 for the three months ended March 31, 2010) is computed using the straight-line method over the estimated useful lives ranging from 3 to 15 years, except for land, which is not depreciated. Property and equipment held for sale is not depreciated while it is classified as held for sale.

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

Impairment of Long Lived Assets, other than Oil and Gas Properties

The Company reviews its long-lived assets that have finite lives for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment (“ASC 360”), which requires that companies evaluate the fair value of long-lived assets based on the anticipated undiscounted future cash flows to be generated by the assets when indicators of impairment exist to determine if there is impairment to the carrying value. There have been no triggering events in the three months ended March 31, 2011 and 2010.

Derivative Financial Investments

From time to time, the Company may utilize derivative instruments, consisting of puts, calls, swaps, and price collars, to attempt to reduce its exposure to changes in commodity prices. The Company accounts for its derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”), which requires that all derivative instruments be recognized as assets or liabilities in the balance sheet, measured at fair value. The accounting for changes in the fair value of a derivative depends on both the intended purpose and the formal designation of the derivative. Designation is established at the inception of a derivative. The Company has elected not to designate any of its derivative financial contracts as accounting hedges and, accordingly, has accounted for these derivative financial contracts using mark-to-market accounting. Changes in fair value of derivative instruments which are not designated cash flow hedges are recorded in other income (expense) as realized and unrealized (gain) lloss on commodity derivatives.

Revenue Recognition and Gas Balancing

Sales of natural gas, natural gas liquids and oil, net of any royalties, are recognized when natural gas, natural gas liquids and oil have been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured, and the sales price is fixed or determinable. The Company sells natural gas, natural gas liquids and oil on a monthly basis. Virtually all of our contracts’ pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of the natural gas, natural gas liquid or oil, and prevailing supply and demand conditions, so that the price of the natural gas, natural gas liquid and oil fluctuates to remain competitive with other available natural gas, natural gas liquid and oil supplies.

The Company has elected the entitlements method to account for gas production imbalances. Gas imbalances occur when we sell more or less than our entitled ownership percentage of total gas production. Any amount received in excess of our share is treated as a liability. If we receive less than our entitled share the underproduction is recorded as a receivable. The Company did not have any significant gas imbalance positions at March 31, 2011 or 2010.

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

At March 31, 2011, the Company had 21,000 options to purchase shares of its common stock outstanding with a weighted average exercise price of $1.39, of which 3,800 options were exercisable with a weighted average exercise price of $2.60.  No options were granted, exercised or forfeited during the three months ended March 31, 2011.  Outstanding and exercisable options had $9,880 intrinsic value at March 31, 2011.

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

Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component is fixed or reliably determinable. No such liabilities existed or were recorded at March 31, 2011 or December 31, 2010.

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Note 3 — Summary of Significant Accounting Policies (continued)

Foreign Currency

The Company accounts for foreign currency gains and losses in accordance with ASC Topic 830, Foreign Currency Matters, whereby foreign currency exchange transactions are recorded using the exchange rate at the date of settlement or of the balance sheet date for unsettled transactions. The Company incurred a transaction loss of $432,079 in the quarter ended March 31, 2011, related to an outstanding related party loan made to the Company which was payable in Canadian dollars until March 1, 2011 (see Note 9), and previously recognized a translation loss of $333,814 through December 31, 2010, which results in the net difference of $98,265 being recognized in the current period. This related party loan was converted from Canadian dollars to U.S. dollars during March 2011. There were no foreign currency gains or losses in the quarter ended March 31, 2010.

Net Earnings (Loss) Per Share

Basic net earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for all periods presented in these consolidated financial statements, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. For the three months ended March 31, 2011 and 2010, the Company excluded options to purchase 21,000 and 151,000 shares of common stock, respectively, as the effect would be anti-dilutive.

Segment Reporting

As a result of Platinum’s decision to discontinue its engineering services line of business and sell, or otherwise dispose of, its ownership interest in Maverick, the Company now operates under a single segment of business, oil and gas production.

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Note 3 — Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

On May 12, 2011, the FASB and the International Accounting Standards Board (“IASB”) issued guidance on fair value measurement and disclosure requirements outlined in IFRS 13, Fair Value Measurement, and Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments explain how to measure fair value and harmonize disclosure requirements in U.S. GAAP and IFRS. ASU No. 2011-04 (i) clarifies that concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets; (ii) explicitly requires entities to measure the fair value of their own equity instruments from the perspective of market participants who hold those instruments as assets–consistent with the requirements for measuring the fair value of liabilities; and (iii) requires entities to disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy.

ASU No. 2011-04 also provides an exception that permits entities which manage their financial instruments on the basis of their net exposure rather than gross exposure to measure the fair value of such financial assets and financial liabilities on the basis of their net risk exposure; however, entities must assess whether the risks being offset are “substantially the same.” ASU No. 2011-04 precludes adjustments commonly referred to as blockage factors in fair value measurements because they are related to the size of an entity’s holding rather than the nature or attributes of the asset or liability. Premiums or discounts may be applied in a fair value measurement to the extent that they are consistent with the unit of account and market participants would consider them in a transaction for the asset or liability.

ASU No. 2011-04 expands disclosure requirements in FASB ASC Topic 820, particularly for Level 3 inputs, including quantitative disclosure of the unobservable inputs and assumptions used in the measurement; description of the valuation processes in place (e.g., how the entity decides its valuation policies and procedures, as well as changes in its analyses of fair value measurements, from period to period); and narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs.

Entities are also required to disclose the level of items (in the fair value hierarchy) that are not measured at fair value in the balance sheet but whose fair value must be disclosed, and the use of a nonfinancial asset if it differs from the highest and best use assumed in the fair value measurement.

ASU No. 2011-04 supersedes most of the guidance in FASB ASC Topic 820 and reflects the FASB’s consideration of the differences between public and nonpublic entities. Nonpublic entities will be exempt from some of the new disclosure requirements.

The amendments in ASU No. 2011-04 must be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

The Company does not expect the adoption of the new accounting pronouncements will have a material effect on the Company’s consolidated financial statements.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Note 4 — Maverick Bankruptcy, Assets Held for Sale and Discontinued Operations

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

Under Chapter 11, certain claims against Maverick in existence prior to the filing of the petitions for relief under the Bankruptcy Code are stayed while Maverick continues business operations as debtor-in-possession (“DIP”). These claims are reflected in the Company’s March 31, 2011 consolidated balance sheet and Maverick’s March 31, 2011 balance sheet, presented below, as liabilities subject to compromise. Additional claims (liabilities subject to compromise) may arise after the Petition Date, resulting from rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.

The Bankruptcy Court established April 25, 2011 as the deadline for the filing of proofs of claim against Maverick (the “Bar Date”).  Under certain limited circumstances, some creditors may be permitted to file proofs of claim after the Bar Date.  Accordingly, it is possible that not all potential proofs of claim were filed as of the filing of this Quarterly Report.

Pursuant to Chapter 11, Maverick, as DIP, will continue to manage and operate its assets and business pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court. The Company and Maverick are currently developing the reorganization plan and intend to submit the reorganization plan for confirmation prior to the extended due date of July 23, 2011. As a DIP, Maverick is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court.

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

The following condensed financial statements present the financial position of Maverick as of March 31, 2011 and December 31, 2010 and the results of Maverick’s operations and cash flows for the three months ended March 31, 2011 and 2010, and have been prepared on the same basis as the Company’s consolidated financial statements. Assets held for sale, liabilities related to assets held for sale, and discontinued operations presented in the accompanying consolidated financial statements of the Company are solely comprised of assets, liabilities, results of operations, and cash flows of Maverick. Cash provided by operations and total increase in cash presented in Maverick’s statement of cash flows differs from cash provided by (used in) operations - discontinued operations and total cash increase from discontinued operations presented in the Company’s consolidated statement of cash flows due to inclusion of Maverick expenses paid by parent as a use of cash from operations – discontinued operations on the Company’s consolidated statements of cash flows.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Note 4 — Maverick Bankruptcy, Assets Held for Sale and Discontinued Operations (continued)

MAVERICK ENGINEERING, INC.
CONDENSED BALANCE SHEET

	March 31, 2011	December 31, 2010
ASSETS

CURRENT ASSETS
Cash	$878,845	$859,007
Accounts receivable, net of $533,001 and $518,001 allowance for doubtful accounts at March 31, 2011 and December 31, 2010, respectively	1,899,353	1,831,370
Prepaid expenses and other current assets	159,316	266,936
Total current assets	2,937,514	2,957,313

Property and equipment, net of $1,178,877 and $1,111,157 of accumulated depreciation as of March 31, 2011 and December 31, 2010, respectively	430,208	497,928

Total assets	$3,367,722	$3,455,241

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES, not subject to compromise
Accounts payable – trade	$105,839	$118,863
Due to parent	162,036	-
Accrued liabilities	1,269,830	1,113,323
Unearned service revenue	834,468	954,202
Income tax payable	19,494	9,410
Current maturities of long-term debt and capital lease obligations	137,932	134,599
Total current liabilities, not subject to compromise	2,529,599	2,330,397

NON-CURRENT LIABILITIES, not subject to compromise
Long-term debt and lease obligations, less current portion	5,988	42,020
Deferred rent	39,568	39,568
Total liabilities, not subject to compromise	2,575,155	2,411,985

LIABILITIES SUBJECT TO COMPROMISE	5,099,307	5,098,455

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT
Common stock	120,878	120,878
Additional paid-in capital	11,505,277	11,505,277
Accumulated deficit	(15,932,895)	(15,681,354)
Total stockholder’s deficit	(4,306,740)	(4,055,199)

Total liabilities and stockholder’s deficit	$3,367,722	$3,455,241

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Note 4 — Maverick Bankruptcy, Assets Held for Sale and Discontinued Operations (continued)

MAVERICK ENGINEERING, INC.
CONDENSED STATEMENT OF OPERATIONS

	Three Months Ended March 31,
	2011	2010

Revenues	$3,360,771	$4,614,418

Costs and expenses
Cost of revenues	2,524,956	4,076,584
Marketing, general and administrative expense	884,432	477,427
Depreciation and amortization expense	67,720	96,553
Total costs and expenses	3,477,108	4,650,564

Operating loss	(116,337)	(36,146)

Other income (expenses)
Interest income	-	677
Interest expense	(48,811)	(49,435)
Total other expenses	(48,811)	(48,758)

Loss before reorganization expense and income taxes	(165,148)	(84,904)
Reorganization expense	76,309	-

Loss before income taxes	(241,457)	(84,904)
Provision for income taxes	10,084	13,418

Net loss	$(251,451)	$(98,322)

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Note 4 — Maverick Bankruptcy, Assets Held for Sale and Discontinued Operations (continued)

MAVERICK ENGINEERING, INC.
CONDENSED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(251,541)	$(98,322)

Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	15,000	15,000
Depreciation and amortization	67,720	96,553
Expenses paid by parent	162,036	240,571
Changes in operating assets and liabilities:
Accounts receivable	(82,983)	22,903
Prepaid expenses and other current assets	107,620	183,670
Accounts payable - trade	(13,024)	56,045
Accrued liabilities and other	157,359	1,333,119
Unearned service revenue	(119,734)	(1,337,140)
Income taxes payable	10,084	218,623
Net cash provided by operating activities	52,537	731,022

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital leases obligations	(32,699)	(33,243)
Net cash used in financing activities	(32,699)	(33,243)

Net increase in cash	19,838	697,779
Cash and cash equivalents - beginning of the period	859,007	906,304
Cash and cash equivalents - end of the period	$878,845	$1,604,083

SUPPLEMENTAL INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Note 4 — Maverick Bankruptcy, Assets Held for Sale and Discontinued Operations (continued)

The following table sets forth the reconciliation of Maverick’s “Net cash provided by operating activities” and “Net increase in cash” presented above to “Cash used in operating activities – discontinued operations” and “Increase (decrease) in cash – discontinued operations” presented in the Company’s consolidated statements of cash flows included herein, the difference of which is Maverick expenses paid directly to vendors by the Company, which was treated as a capital contribution to Maverick by the Company as of March 31, 2010. The Maverick expenses paid directly to the vendors by the Company in the three months ended March 31, 2011 will be re-paid by Maverick and are included in the “Due to parent” account on the stand-alone Maverick’s balance sheet as of March 31, 2011.

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities, presented above	$52,537	$731,022
Maverick expenses paid by parent, presented above	(162,036)	(240,571)
Cash used in operating activities – discontinued operations, presented in the Company’s consolidated statements of cash flows	$(109,499)	$490,451

Net increase in cash, presented above	$19,838	$697,779
Maverick expenses paid by parent, presented above	(162,036)	(240,571)
Increase (decrease) in cash – discontinued operations, presented in the Company’s consolidated statements of cash flows	$(142,198)	$457,208

The principal categories of claims classified as “Liabilities subject to compromise” at March 31, 2011 and December 31, 2010 consist of the following:

	March 31, 2011	December 31, 2010
Revolver payable to Maverick former shareholders	$2,917,403	$2,917,403
Term note to Maverick former shareholders	252,181	252,181
Second term note to Maverick former shareholders	1,403,410	1,403,410
Total debt subject to compromise	4,572,994	4,572,994

Accounts payable – trade	133,921	133,921
Accrued liabilities	392,392	391,540
	$5,099,307	$5,098,455

Reorganization expenses are presented separately in the statement of operations and represent items realized or incurred by the Company as a direct result of Maverick’s Chapter 11 cases, which consisted of legal fees for the three months ended March 31, 2011.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Note 5 — Oil and Gas Properties

The following table sets forth the Company’s costs incurred in oil and gas property acquisition and development activities for the three months ended March 31, 2011 (in thousands):

Balance at January 1, 2011:	$209,897
Acquisition of properties
Proved	-
Unproved	-

Addition and changes to asset retirement obligation	10
Development costs	146
Balance, at March 31, 2011	$210,053

The following table sets forth the Company’s capitalized costs relating to oil and gas producing activities at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Costs being amortized	$210,053	$209,897
Costs not being amortized	-	-
	210,053	209,897
Accumulated depletion and impairment	(170,016)	(168,844)
Net capitalized costs	$40,037	$41,053

Note 6 — Commodity Derivative Financial Instruments

The Company engages in price risk management activities from time to time, through utilizing derivative instruments consisting of swaps, floors and collars, to attempt to reduce the Company’s exposure to changes in commodity prices. None of the Company’s derivatives are designated as cash flow hedges. Changes in fair value of derivative instruments which are not designated as cash flow hedges are recorded in other income (expense) as realized and unrealized (gain) loss on commodity derivatives. The obligations under the derivative contracts are collateralized by the same assets that collateralized the Senior Credit Facility and the New Senior Credit Facility (collectively, the “Credit Facilities”), described in Note 9, and substantially all of the derivative financial instruments are collateral for the Credit Facilities. Additionally, the contracts are cross-defaulted to the Credit Facilities.

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Note 6 — Commodity Derivative Financial Instruments (continued)

For the three months ended March 31, 2011 and 2010, the Company included in other income (expense) realized and unrealized gains (losses) related to its derivative contracts as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Crude oil derivatives realized gain (loss) on settlements	$(245)	$52
Crude oil derivatives change in unrealized gain (loss)	33	(1,357)
Loss on commodity derivatives, net	$(212)	$(1,305)

Presented below is a summary of the Company’s crude oil derivative financial contracts at March 31, 2011 (in thousands):

Period Ended		Total Volumes	Contract	Fair Value Asset
March 31,	Instrument Type	(MMBTU/BBL)	Price	(in thousands)
2011	Puts	90,000	$80.00	$57
	Total fair value			$57

Note 7 — Fair Value Measurements

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Note 7 — Fair Value Measurements (continued)

Commodity Derivative Instruments
The Company’s determination of fair value of its commodity derivative instruments incorporates various factors required under ASC 815, Derivatives and Hedging. The fair value determined by the Company is based on counterparties’ valuation models that utilize market-corroborated inputs, with consideration of the impact of our nonperformance risk and the credit standing of the counterparties involved in the Company’s derivative contracts. The Company considers the fair value of its commodity derivatives to be Level 2 hierarchy, in that the fair value is based on observable inputs. At March 31, 2011 and December 31, 2010, the aggregate Level 2 fair value of the commodity derivatives was $57,200 and $269,400, respectively. For further information regarding the Company’s derivative instruments and hedging activities, see Note 6.

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

Asset Retirement Obligations Incurred in Current Period
The Company uses an income approach to estimate the fair value of its ARO based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO; estimated probabilities, amounts and timing of settlements; the credit-adjusted risk-free rate to be used; and inflation rates. AROs incurred in the current period were Level 3 fair value measurements. See Note 8 for a summary of changes in the ARO.

Long-Term Debt and Notes Payable
The carrying amount of the Company’s Senior Credit Facility, New Credit Facility and loans related to the acquisition of Maverick approximates fair value due to the associated interest rates approximating current market rates. The Company’s New Senior Credit Facility was denominated in Canadian dollars until March 1, 2011 and was valued using the market exchange rate as of each reporting date. See Note 9 for further information regarding the Company’s long-term debt and notes payable.

Note 8 — Asset Retirement Obligation

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Note 8 — Asset Retirement Obligation (continued)

The following table describes changes in our ARO as of March 31, 2011. The ARO liability in the table below includes amounts classified as long-term at March 31, 2011 (in thousands):

Three Months Ended March 31, 2011
ARO liability at January 1, 2011 – current and noncurrent	$7,537
Abandonments during period	(175)
Accretion expense	134
Changes in estimates	10
ARO liability at March 31, 2011 – current and noncurrent	$7,506

Note 9 — Long-Term Debt and Notes Payable

The following table sets forth the Company’s long-term debt position, excluding long-term debt related to assets held for sale, as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Senior Credit Facility	$-	$-
New Senior Credit Facility (related party)	5,415	5,316
Notes Payable - Kovar	2,964	2,911
Notes Payable - Former Minority Shareholders	782	768
	9,161	8,995
Less: Current maturities	(5,415)	-
Long-term debt, less current maturities	$3,746	$8,995

Annual maturities of indebtedness at March 31, 2011 are as follows (in thousands):

Through March 31,
2012	$5,415
2013	3,746
Thereafter	-
$9,161

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
March 31, 2011
(UNAUDITED)

Note 9 — Long-Term Debt and Notes Payable (continued)

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

In June 2009, the borrowing base was reduced to $15 million and the Senior Credit Facility was amended to change the interest rate provisions and modify the maturity date to June 1, 2010. In addition, the Borrower was obligated to the lender for a monthly fee of any unused portion of the line of credit at the rate of 0.50% per annum. In May 2010, the Company paid down $1.5 million on the Senior Credit Facility, and in June 2010, subsequent to the modified due date, the Company paid down an additional $2 million on the Senior Credit Facility utilizing cash on hand and the proceeds from the liquidation of certain commodity derivative contracts.

On August 6, 2010, with an effective date of June 1, 2010, the Company and the Bank of Texas executed an Amendment to the Senior Credit Facility. The Amendment (1) granted the Company an extension on the maturity date of the loan to September 1, 2010, (2) reduced the Borrowing Base under the Senior Credit Facility to approximately $9.5 million, (3) required the Company to reduce the then outstanding balance of $9.5 million under the Senior Credit Facility by $1 million, (4) waived certain events of default of the Borrower through the period ended June 10, 2010, and (5) increased the interest rate floor to a rate of not less than 5% per annum. The Company paid a fee of $40,000 to the Bank of Texas in connection with the waivers and the extension in the maturity date and $36,846 in interest. Additionally, on August 6, 2010, the Company used cash on hand to pay down $1.0 million on the Senior Credit Facility, reducing the Bank of Texas loan balance to approximately $8.5 million. On August 30, 2010, the Company liquidated its swap derivatives for approximately $3.5 million and used those proceeds to pay down the Credit Facility to a balance of approximately $5.0 million.

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

The Agreement provided for an initial fixed term of six months from September 1, 2010 and carried an interest rate of 5.5% per annum for the first two months ending November 1, 2010, 6% per annum for the next two months ending January 1, 2011, followed by an interest rate of 6.5% per annum until March 1, 2011. Additionally, the Company paid a $40,000 loan origination fee to A. R. Development, which was expensed. It was understood that the New Senior Credit Facility would no longer be a revolving note and therefore, no new advances would be made to the Company. The New Senior Credit Facility carried the same rights as the Senior Credit Facility, and remains collateralized by substantially all of the Company’s oil and gas assets and remaining commodity derivatives contracts.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Note 9 — Long-Term Debt and Notes Payable (continued)

On March 1, 2011, the Company and A. R. Development Corporation amended the Agreement, extending repayment of the New Senior Credit Facility to March 1, 2012, with an interest rate of 7.5% per annum for the first three months of the loan extension. Thereafter, until March 1, 2012, the interest rate will be 8% per annum. The Company paid A. R. Development an extension fee of $25,000, which was expensed. The outstanding principle balance and all accrued but unpaid interest is due on March 1, 2012. Additionally, the amendment provided that on March 1, 2011, the balance due to A.R. Development shall be converted from Canadian dollars to U.S. dollars, using the current exchange rate, and all future payments will be made in U.S. dollars. The March 1, 2011 conversion of the Net Senior Credit Facility from Canadian dollars to U.S. dollars resulted in a realized currency exchange loss of $432,079, $98,265 of which was recognized in the quarter ended March 31, 2011 and $333,814 of which was previouslyrecognized in the year ended December 31, 2010. The outstanding New Senior Credit Facility was classified as a current and noncurrent liability at March 31, 2011 and December 31, 2010, respectively, based on the extended due date of March 1, 2012.

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

The Cash Flow Notes were reduced by the amount of the working capital post-closing adjustment, which was determined by the Company to be $645,596. At the time the acquisition was completed, a discount of $1,320,404 was recorded and deducted from the Cash Flow Notes as these notes are non-interest bearing for the initial five years of their term, resulting in a net carrying value of the Cash Flow Notes on April 29, 2008 of $3,034,000. Accretion of the discount related to the Cash Flow Notes of $67,085 and $62,407 for the three months ended March 31, 2011 and 2010, respectively, was recognized as interest expense.

Maverick’s selling shareholders were comprised of a single majority shareholder, Robert L. Kovar, and several minority shareholders. The Cash Flow Notes are presented herein based on the Cash Flow Note issued to Mr. Kovar and the aggregate of the Cash Flow Notes issued to the minority selling shareholders.

On April 16, 2009, the Company received a written notice of acceleration from Robert L. Kovar Services, LLC (“Kovar”), as the stockholder representative, claiming the Company failed to make timely mandatory prepayments in the amount of $110,381 due under the terms of the Cash Flow Notes. The Company has not reclassified the long-term portion of these Cash Flow Notes to current liabilities. It is the Company’s position that Maverick generated pretax quarterly losses during the period April 29, 2008 through March 31, 2011, and as such the Company was not obligated to make any mandatory payments to the note holders.  GAAP requires certain intangible assets to be amortized over their useful lives and for goodwill and intangible assets to be reviewed annually for potential impairment.  The pretax income as calculated by Kovar did not include amortization expense or impairment charges related to intangible assets and goodwill in accordance with U.S. GAAP. These Cash Flow Notes are now the subject of litigation between Kovar and the Company as further described in Note 12.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Note 10 — Related Party Transactions

On September 1, 2010, A.R. Development Corporation, a related party, purchased the Senior Credit Facility and all rights to the security from Bank of Texas. The Company’s CEO at the time and also a continuingmember of the Company’s Board of Directors, Al Rahmani, is the owner of A.R. Development Corporation. See Note 9 for further discussion.

Note 11 — Income Taxes

The Company recognized a benefit for federal income taxes purposes of $18,075 for the three months ended March 31, 2011.  No provision or benefit was recorded for the three months ended March 31, 2010.

At March 31, 2011, the Company has net operating loss carryforwards of approximately $23 million for federal income tax purposes (decrease of approximately $1.0 million from December 31, 2010). These net operating loss carryforwards may be carried forward in varying amounts, subject to certain limitations, until the time when they begin to expire in 2026 through 2031. In addition to any Section 382 limitations for change of control, uncertainties exist as to the future utilization of the operating loss carryforwards under the criteria set forth under ASC 740 and the Company has increased its valuation allowance at March 31, 2011 to approximately $10.2 million, an increase of roughly $0.1 million from December 31, 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets in a reasonable period of time.  In making this determination, it considers all available positive and negative evidence and makes certain assumptions, including, among other things, the deferred tax liabilities; the overall business environment; the historical earnings and losses; and its outlook for future years.  At March 31, 2011 and December 31, 2010, the Company provided a full valuation allowance for its net deferred tax assets, as it is more likely than not that these assets will not be realized in a reasonable period of time.  The Company’s effective tax rate differs from the statutory rate of approximately 35% for the three months ended March 31, 2011 and 2010, primarily due to state income taxes and the change in valuation allowance.

The Company currently does not have any uncertain tax positions. The Company’s tax years 2007 and forward are subject to examination.

Note 12 — Commitments and Contingencies

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

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Note 12 — Commitments and Contingencies (continued)

Continuing Operations – Platinum and subsidiaries included in continuing operations

Robert L. Kovar Litigation

Kovar Litigation #1

On December 3, 2008, Robert Kovar filed suit against Platinum alleging that he “Resigned for Good Reason” according to his employment contract. Mr. Kovar was seeking a Declaration Judgment that he had “Good Reason” to resign his employment at Platinum Energy and Maverick Engineering. Mr. Kovar also requested payment of the severance package, accelerated vesting of options and accelerated payment of a note held by Mr. Kovar, presented as Notes Payable – Kovar in Note 9, plus attorney fees and court costs.

On January 30, 2011, the presiding judge ruled in favor of the Company, denying Mr. Kovar’s claim for breach of his employment agreement and concluding that Mr. Kovar did not have “good reason” to terminate his employment with Platinum Energy, thus effectively extinguishing his portion of the Cash Flow Notes. The Company does not anticipate an extinguishment of the Cash Flow Notes issued to the former minority shareholders and has presented the amount due to the minority shareholders as a noncurrent liability of $782,192 at March 31, 2011 and December 31, 2010.  The Company has continued to reflect the Kovar portion of the Cash Flow Notes, totaling $2,964,000 at March 31, 2011, as a non-current liability of the Company, pending the entry of the final judgment in the case and the outcome of any potential appeal by Mr. Kovar.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Note 12 — Commitments and Contingencies (continued)

On May 11, 2011, the parties went before the presiding judge to discuss the entry of the final judgment. The judge advised the Company that he will be signing the judgment and sending it to court for entry.

Kovar Litigation #2

On May 3, 2011, Platinum and Maverick Engineering. Inc. filed suit against Kovar, Robert L. Kovar (individually), Rick J. Guerra, and Walker, Keeling, & Carroll. L.L.P. (“WKC”) collectively (the Defendants”) alleging, among other things, a suit for declaratory judgment asking the court to declare that Platinum and Maverick are entitled to indemnification from the former Maverick stockholders, including Mr. Guerra and Mr. Kovar, for any damages they suffer as a result of a default on any note contained in the Maverick and PermSUB Merger Agreement. In addition, Platinum and Maverick asked the Court to declare that WKC breached the merger agreement by not stepping down as the Merger Escrow Agent.  Platinum and Maverick have also sued to recover costs of court and attorneys’ fees.

On or about January 11, 2011, Platinum, Maverick and WKC entered into an agreement whereby they agreed to mutually release all claims against each other as of the date of the agreement, which resulted in WKC being removed as a defendant in the May 3, 2011 suit filed by Platinum and Maverick.  None of the claims by or between any of the other parties was released.

On January 30, 2011, the presiding judge in the case ruled that Platinum is not entitled to indemnification from the former Maverick shareholders.

On March 2, 2011, the presiding judge denied Platinum’s request for attorney fees and awarded attorney fees to the former Maverick shareholders in the amount of $750,000. Although the Company intends to appeal the awarding of attorney fees, the Company has recorded an accrued liability of $750,000, in light of the January 30, 2011 unfavorable ruling.  At March 31, 2011, this liability remains unpaid.

Kovar Litigation #3

On December 14, 2010, Robert L. Kovar Services, LLC filed suit against Robert L. Kovar and Kovar Mineral Partners on their guaranties of the Shareholder Notes.  Platinum was sued as a third party defendant by Robert L. Kovar and Kovar Mineral Partners to seek indemnification for the guarantees. The Company believes the suit is without merit and denies any wrongdoing or liability in the matter.  On May 10, 2011, the parties had their first hearing in order to establish the proper venue for this action.

The Company is vigorously defending itself. Although the Company believes the suit is without merit and expects to prevail, no assurance can be given with respect to the ultimate outcome. No liability has been accrued in connection with this suit.

PLATINUM ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Note 12 — Commitments and Contingencies (continued)

Meier Litigation

On October 20, 2009, Lisa Meier filed suit for breach of her employment contract. According to the Petition, Ms. Meier resigned for “good cause” and she is seeking severance pay. On June 10, 2009, Ms. Meier delivered to the Board of Directors of Platinum Energy Resources, her second notice of intent to resign for “Good Reason.” Ms. Meier’s first notice was submitted on October 23, 2008, less than three months after entering into her employment agreement, and subsequently withdrawn. The Board of Directors accepted Ms. Meier’s resignation, but stated that “good reason” did not exist. In March 2011, Ms. Meier and the Company agreed to release all claims against each other and dismiss the litigation.

Environmental Contingencies

Our activities are subject to local, state and federal laws and regulations governing environmental quality and pollution control in the United States. The drilling and production from wells, natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing natural gas and other products, are subject to stringent environmental regulation by state and federal authorities, including the Environmental Protection Agency (“EPA”). Such regulation can increase our cost of planning, designing, installing and operating such facilities.

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
March 31, 2011
(UNAUDITED)

Note 12 — Commitments and Contingencies (continued)

Maverick Engineering, Inc. Chapter 11 Reorganization

On November 24, 2010, Maverick filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Texas seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code.

On March 22, 2011, the presiding judge signed an order extending the exclusivity period until May 23, 2011, and extending the period for soliciting acceptances of the plan of reorganization until July 23, 2011. On May 6, 2011, the presiding judge signed an order extending the exclusivity period until July 23, 2011, and extending the period for soliciting acceptances of the plan of reorganization until September 23, 2011.

Neither Platinum Energy Resources, Inc. nor any of its other subsidiaries are included in this bankruptcy filing.

Note 13 — Subsequent Events

In accordance with ASC855, the Company evaluated subsequent events through the date of these financial statements were available to be issued. There are no material subsequent events that require recognition or additional disclosure in these financial statements.

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

Overview

Set forth below are discussions of our (i) continuing operations as an independent oil and gas production company and (ii) discontinued operations as an engineering and construction services company.

i)
In our oil and gas operations, we conduct oil and natural gas development, acquisition, and production. Our basic business model is to find and develop oil and gas reserves through development activities, and sell the production from those reserves at a profit. To be successful, we must, over time, be able to find oil and gas reserves and then sell the resulting production at a price that is sufficient to cover our finding costs, operating expenses, administrative costs and interest expense, plus offer an acceptable rate of return on our capital investment. We sell substantially all of our crude oil production under short-term contracts based on prices quoted on the New York Mercantile Exchange (“NYMEX”) for spot West Texas Intermediate contracts, less agreed-upon deductions which vary by grade of crude oil. The majority of our natural gas production is sold under short-term contracts based on pricing formulas which are generally market responsive. From time to time, we may also sell a portion of the gas production under short-term contracts at fixed prices.

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

Furthermore, like all businesses engaged in the production of oil and natural gas, we face the challenge of natural production declines. As initial reservoir pressures are depleted, oil and natural gas production from a given well decreases. Thus, an oil and natural gas production company depletes part of its asset base with each unit of oil or natural gas it produces. Consequently, key to our success is not only finding reserves through developmental drilling and strategic acquisitions, but also by exploiting opportunities related to our existing production. For example, we have two fields, the Ira Unit located in Scurry County, Texas, and the Ballard Unit located in Eddy County, New Mexico which we believe contain substantial opportunities to expand and enhance their existing waterflood capabilities. These projects will require capital in the form of money and expertise.

Results of Operations

Set forth below are:

(A)	A discussion of the results of continuing operations for Platinum Energy Resources, Inc. ("Platinum") for the period ended March 31, 2011 as compared to the period ended March 31, 2010; and

(B)	A discussion of the results of discontinued operations for Maverick Engineering, Inc. (“Maverick”) for the period ended March 31, 2011 as compared to the period ended March 31, 2010.

The following discussion of the results of operations for Platinum and Maverick for the period ended March 31, 2011 as compared to the period ended March 31, 2010 should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

(A) - Results of Continuing Operations - Platinum

For the three months ended March 31, 2011 as compared to the three months ended March 31, 2010

For the quarter ended March 31, 2011, our revenues for continuing operations were $5.7 million, resulting in a net loss from continuing operations of $63,245 or $0.00 loss per share. For the quarter ended March 31, 2010, our revenues for continuing operations were $6.1 million, resulting in a net loss from continuing operations of $854,450 or $0.04 loss per share. The 6.0 percent decrease in total revenues was primarily due to a decrease in production. The decrease in production was due to shut downs in several fields resulting from wild fires in West Texas and rolling power outages and freezing conditions throughout Texas and New Mexico during January and February. The average oil price we obtained on our product sales for the three months ended March 31, 2011 was $83,69, compared to $75.19 for the three months ended March 31, 2010. The average gas price we obtained for our product for the three months ended March 31, 2011 was $4.56 per Mcf, as compared to $5.74 for the three months ended March 31, 2010. Production on a BOE basis decreased 12.9% from 92,821 BOE’s during the three months ended March 31, 2010, to 80,832 BOE’s during the three months ended March 31, 2011.

Oil and gas production costs in the form of lease operating expense on a BOE basis increased by 37.9% percent from $24.68 to $34.05 for the three months ended March 31, 2010 and 2011, respectively. The increase was due primarily for repairs to damaged equipment caused by hard freezes and wildfires across Texas. Other factors outside management control, such as third party service availability and the availability of adequate technical and field staff, could have an adverse effect on lease operating costs in the future.

Depletion expense for oil and gas properties was $1.1 million and $1.5 million for the three months ended March 31, 2011 and 2010, respectively.  This represents a decrease of $0.4 million, or 27 percent, during the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010. The decrease was related to lower carrying values of oil and gas properties, as well as lower production volumes during the 2011 period.

Our general and administrative expenses for the three months ended March 31, 2011 were $1.3 million as compared to $1.5 million for the three months ended March 31, 2010.  The decrease of $0.2 million over the prior year was attributable to reduced professional and consulting fees, as well as a decrease in legal fees.

Supplemental Oil and Gas Information

The following information is intended to supplement the unaudited consolidated financial statements included in this report with data that is not readily available from those statements.

	Three Months Ended March 31,
	2011	2010
Production
Oil (Bls)	62,273	67,099
Gas (Mcf)	111,354	154,332
Boe (Bls)	80,832	92,821

Average Prices
Oil ($/Bbl)	$83.69	$75.19
Gas ($/Mcf)	$4.56	$5.74

Average Lifting Cost
Per Boe	$34.05	$24.68

(B) - Results of Discontinued Operations - Engineering Services (Maverick)

For the three months ended March 31, 2011 as compared to the three months ended March 31, 2010

Revenues for the three months ended March 31, 2011 and 2010 were $3.4 million and $4.6 million, respectively.  Gross margin performance for these periods was a negative 3.46% and 0.17%, respectively.  The decline in first quarter gross margin was primarily due to a lower head count leading to lower service revenue, Maverick had approximately 100 employees at March 31, 2011 vs. approximately 128 at March 31, 2010.  Engineering services reported pretax losses of $241,457 and $84,904 in the three months ended March 31, 2011 and the three months ended March 31, 2010, respectively.

Liquidity and Capital Resources

Capital Resources

At March 31, 2011, we had cash and cash equivalents of $2,453,011 and negative working capital of $4,219,569, compared to cash and cash equivalents of $1,307,745 and positive working capital of $321,458 as of December 31, 2010.  The change in working capital position was primarily attributable to the classification of $5,414.775 representing our New Senior Credit Facility as a current liability due to its maturation on March 1, 2012.

Operating activities from continuing operations provided cash during 2011 of $1,601,822, versus cash provided by operations of $2,037,977 during the 2010 quarter.  The decrease in operating cash flow for the quarter ended March 31, 2011, was primarily attributable to less favorable changes in working capital items than in the quarter ended 2010.

Investing activities used cash during 2011 of $456,556, versus cash provided by investing activities of $181,127 during the 2010 period.  The decrease in cash flow from investing activities for 2011 was primarily attributable to decreased activity in settlements of derivative contracts and increased purchases of property and equipment.  .

There were no financing activities from continuing operations during the 2011 quarter, versus $20,015 used during the 2010 period.  Financing activities in the 2010 period consisted of a final loan payment.

The Company expects to secure additional lending in the near future to fund asset development projects, (See Capital Expenditures below,) as well as assist in general working capital needs.

The Company’s decision to place its wholly-owned subsidiary, Maverick, in a Chapter 11 proceeding, and its plan to dispose of the related operations going forward, should have minimal impact to the Company’s future cash flows. Since its acquisition, Maverick has not generated negligible positive cash flows, and for the quarters ended March 31, 2011 and 2010, Maverick, before considering funding received from the parent, had total positive cash flows of approximately $19,838 and positive cash flows of $697,779, respectively.  During the three months ended March 31, 2011 the Company has provided $162,036 in additional funding to Maverick for operating purposes Since the filing of the Chapter 11 petition the Company has incurred expenses related to the reorganization effort of $140,800.

Capital Expenditures  - Oil and Gas Development

The reserve report prepared as of December 31, 2010 assumes that we will spend approximately $33 million to exploit oil & gas assets. Our primary focus since the beginning of the year has been to control our operating costs and stabilize our existing production.    The execution of any capital program is dependent on the availability of technical and field staff, product pricing, rig availability and an implementation of corporate strategy. Through March 31, 2011 we have incurred capital expenditures of approximately $138,000, primarily related to the completion of the Ball #26 in Palo Pinto County.

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

Due to the Company’s decision to discontinue the engineering services line of business and sell, or otherwise dispose of, its ownership of Maverick, the Company’s consolidated financial statements have also been prepared in accordance with ASC Topic 205-20, Discontinued Operations, and ASC Topic 360-10-45, Other Presentation Matters. Assets held for sale were $3,367,722 and $3,455,241 as of March 31, 2011 and December 31, 2010, respectively. Assets held for sale include all assets of Maverick.

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

Expenses incurred and settlement impacts due to the Chapter 11 cases are reported separately as reorganization expenses, net on Maverick’s Statements of Operations. For the three months ended March 31, 2011, reorganization expenses were $76,309 and consisted of legal fees.  Interest expense related to pre-petition indebtedness has been reported only to the extent that it will be paid during the pendency of the Chapter 11 cases, is permitted by Bankruptcy Court approval or is expected to be an allowed claim.

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

Estimates of proved reserves do not include the following: (A) oil that may become available from known reservoirs but is classified separately as indicated additional reserves; (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (C) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (D) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shale, coal and other such sources.

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

For the three months ended March 31, 2011 and 2010, we reported net losses of $212,200 and $1,305,806 on the change in value of our derivative contracts.

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

Interest Rate Risk

At March 31, 2011 our oil and gas subsidiaries had approximately $5.4 million in outstanding borrowings associated with their credit facility with a major bank and our engineering services subsidiary had $8.1 million in outstanding borrowings under term notes with the selling shareholders from whom we acquired Maverick, our engineering services business.  The company expects the Cash Flow notes payable to Robert Kovar to be legally extinguished upon receipt of the signed court decision from the presiding judge, as such, the company does not consider there to be any risk associated with the interest of the balance presented in the financial statements.

Price Risks

See Note 6 within the financial statements in Item 1 for a description of our price risks and price risk management activities.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2011.  Based on that evaluation, the Company’s Principal executive officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2011 due to material weaknesses in our internal controls related to inadequate staffing within our accounting department and upper management, lack of consistent policies and procedures, inadequate monitoring of controls, inadequate disclosure controls and significant turnover among the staff and officers of the Company.  It is Management’s plan to remediate the internal control material weakness by implementing new controls and procedures that combined will improve the quality of the financial reporting process.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

OTHER INFORMATION

Item 1.  Legal Proceedings.

Robert L. Kovar v. Platinum Energy Resources

Kovar Litigation #1

On December 3, 2008, Robert Kovar filed suit against Platinum alleging that he “Resigned for Good Reason” according to his employment contract.  Mr. Kovar was seeking a Declaration Judgment that he had “Good Reason” to resign his employment at Platinum Energy and Maverick Engineering.  Mr. Kovar also requested payment of the severance package, accelerated vesting of options and accelerated payment of a note held by Mr. Kovar, presented as Notes Payable – Kovar plus attorney fees and court costs.

On January 30, 2011, the presiding judge ruled in favor of the Company, denying Mr. Kovar’s claim for breach of his employment agreement and concluding that Mr. Kovar did not have “good reason” to terminate his employment with Platinum Energy, thus extinguishing his portion of the cash flow notes.  The Company does not anticipate an extinguishment of the Cash Flow Notes issued to the former minority shareholders.

On May 11, the parties went before the presiding judge to discuss the entry of the final judgment. The judge advised us that he will be signing the judgment and sending it to court for entry.

Kovar Litigation #2

On May 3. 2011, Platinum and Maverick Engineering. Inc. filed suit against Kovar, Robert L. Kovar (individually), Rick J. Guerra, and Walker, Keeling, & Carroll. L.L.P. (“WKC”) collectively (the Defendants”) alleging, among other things, a suit for declaratory judgment asking the court to declare that Platinum and Maverick are entitled to indemnification from the former Maverick stockholders, including Mr. Guerra and Mr. Kovar, for any damages they suffer as a result of a default on any note contained in the Maverick and PermSUB Merger Agreement. In addition, Platinum and Maverick asked the Court to declare that WKC breached the merger agreement by not stepping down as the Merger Escrow Agent.  Platinum and Maverick have also sued to recover costs of court and attorneys’ fees.

On or about January 11, 2011, Platinum, Maverick and WKC entered into an agreement whereby they agreed to mutually release all claims against each other as of the date of the agreement, which resulted in WKC being removed as a defendant in the May 3, 2011 suit filed by Platinum and Maverick.  None of the claims by or between any of the other parties was released.

On January 30, 2011, the presiding judge in the case ruled that Platinum is not entitled to indemnification from the former Maverick shareholders.

On March 2, 2011, the presiding judge denied Platinum’s request for attorney fees and awarded attorney fees to the former Maverick shareholders in the amount of $750,000. Although the Company intends to appeal the awarding of attorney fees, the Company has recorded an accrued liability as of December 31, 2010 of $750,000, in light of the January 30, 2011 unfavorable ruling.  At March 31, 2011, this liability remains unpaid.

Kovar Litigation #3

On March 14, 2011, Robert L. Kovar Services, LLC filed suit against Robert L. Kovar and Kovar Mineral Partners on their guaranties of the Capital One Notes.  Platinum was sued as a third party defendant by Robert L. Kovar and Kovar Mineral Partners to seek indemnification for the guarantees. The Company believes the suit is without merit and denies any wrongdoing or liability in the matter.  On May 10, 2011, the parties had their first hearing in order to establish the proper venue for this action.

The Company is vigorously defending itself. Although the Company believes the suit is without merit and expects to prevail, no assurance can be given with respect to the ultimate outcome.  No liability has been accrued in connection with this suit.

Lisa Meier v. Platinum Energy Resources, Inc.

On October 20, 2011, Lisa Meier filed suit for breach of her employment contract.  According to the Petition, Ms. Meier resigned for “good cause” and she is seeking severance pay.  On June 10, 2011, Ms. Meier delivered to the Board of Directors of Platinum Energy Resources, her second notice of intent to resign for “Good Reason.” Ms. Meier’s first notice was submitted on October 23, 2008, less than three months after entering into her employment agreement, and subsequently withdrawn.  The Board of Directors accepted Ms. Meier’s resignation, but stated that “good reason” did not exist.  In March 2011, Ms. Meier and the Company agreed to release all claims against each other and dismiss the litigation.

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

On March 22, 2011, the presiding judge signed an order extending the exclusivity period until May 23, 2011, and extending the period for soliciting acceptances of the plan of reorganization until July 23, 2011. On May 6, 2011, the presiding judge signed an order extending the exclusivity period until July 23, 2011, and extending the period for soliciting acceptances of the plan of reorganization until September 23, 2011.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.

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

PLATINUM ENERGY RESOURCES, INC.

Date: June 13, 2011	By:	/s/ Martin Walrath
Martin Walrath Chief Executive Officer and Chief Financial Officer